Form 10-Q
period 2013-09-30
General Motors Financial Company, Inc.
filed 2013-10-30
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2013, there were 502 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in millions)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,756	$1,289
Finance receivables, net	23,867	10,998
Restricted cash	1,371	744
Property and equipment, net	124	52
Leased vehicles, net	3,100	1,703
Deferred income taxes	69	107
Goodwill	1,156	1,108
Related party receivables	111	66
Other assets	330	130
Total assets	$31,884	$16,197
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$18,447	$9,378
Unsecured debt	5,228	1,500
Accounts payable and accrued expenses	594	217
Deferred income	157	70
Deferred income taxes	64
Taxes payable	126	93
Related party taxes payable	598	559
Other liabilities	153	1
Related party payables	357
Total liabilities	25,724	11,818
Commitments and contingencies (Note 10)
Shareholder's equity:
Common stock, $0.01 par value per share, 1,000 shares authorized and 502 issued
Additional paid-in capital	4,765	3,459
Accumulated other comprehensive income (loss)	27	(3)
Retained earnings	1,368	923
Total shareholder's equity	6,160	4,379
Total liabilities and shareholder's equity	$31,884	$16,197
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Finance charge income	$647	$417	$1,709	$1,179
Leased vehicle income	172	80	415	199
Other income	48	17	119	54
	867	514	2,243	1,432
Costs and expenses
Salaries and benefits	123	74	313	218
Other operating expenses	80	31	189	79
Total operating expenses	203	105	502	297
Leased vehicle expenses	133	56	314	147
Provision for loan losses	117	78	311	188
Interest expense	168	75	414	202
Acquisition and integration expenses	7		29
	628	314	1,570	834
Income before income taxes	239	200	673	598
Income tax provision	78	77	228	226
Net income	161	123	445	372
Other comprehensive income
Unrealized losses on cash flow hedges				(3)
Foreign currency translation adjustment	95	10	30	9
Income tax benefit				1
Other comprehensive income, net	95	10	30	7
Comprehensive income	$256	$133	$475	$379
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$1,154	$931
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(6,321)	(4,354)
Principal collections and recoveries on consumer finance receivables	5,099	3,050
Funding of commercial finance receivables, net	(16,193)	(582)
Collections of commercial finance receivables	15,685	300
Purchases of leased vehicles, net	(1,746)	(857)
Proceeds from termination of leased vehicles	142	33
Acquisition of international operations, net of cash on hand	(2,107)
Purchases of property and equipment	(10)	(11)
Change in restricted cash	(74)	219
Change in other assets	(22)	6
Net cash used in investing activities	(5,547)	(2,196)
Cash flows from financing activities:
Borrowings and issuance of secured debt	11,676	6,600
Payments on secured debt	(9,009)	(5,059)
Borrowings and issuance of unsecured debt	4,198	1,000
Payments on unsecured debt	(1,817)
Borrowings on related party line of credit	1,100
Payments on related party line of credit	(1,100)
Repayment of debt to Ally Financial	(1,416)
Capital contribution from parent	1,300
Debt issuance costs	(69)	(43)
Retirement of debt		(1)
Net cash provided by financing activities	4,863	2,497
Net increase in cash and cash equivalents	470	1,232
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	2
Cash and cash equivalents at beginning of period	1,289	572
Cash and cash equivalents at end of period	$1,756	$1,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Acquisition of Ally Financial Inc. ("Ally Financial") International Operations
As further described in Note 2 - "Acquisition of Ally Financial Inc. International Operations," we acquired Ally Financial's auto finance and financial services operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico on April 1, 2013, and we acquired Ally Financial's auto finance and financial services operations in France and Portugal on June 1, 2013. The aggregate consideration for these acquisitions was $2.6 billion, subject to certain closing adjustments, of which $65 million, which had been withheld as contingent consideration, was paid upon the closing of the acquisition of Ally Financial's Brazilian auto finance and financial services operations on October 1, 2013. In addition to the purchase price, we also funded a $1.5 billion intercompany loan to certain of the entities we acquired in Europe, of which $1.4 billion was used to repay loans from Ally Financial to such European entities. The operations that we have acquired as of September 30, 2013 from Ally Financial are referred to as the "international operations."
The results of operations of the acquired entities since the applicable acquisition dates are included in our financial statements for the three and nine months ended September 30, 2013. Certain amounts previously presented related to the operations that we have acquired as of September 30, 2013 have been and will continue to be updated as a result of the finalization of acquisition accounting adjustments.
On October 1, 2013, we completed the acquisition of Ally Financial's auto finance operations in Brazil for consideration of $611 million, subject to certain closing adjustments. In addition we paid $65 million in contingent consideration related to our previous acquisitions. See Note 16 - "Subsequent Event" for further discussion. Unless otherwise stated herein, the results of operations, financial condition and information reported in these financial statements do not include the financial condition or the results of operations of the Brazil operations. Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), which conducts auto finance operations in China.
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and accounts have been eliminated in consolidation.
The interim period condensed consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in our Annual Report on Form 10-K ("Form 10-K") filed on February 15, 2013.
The condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Generally, the financial statements of entities that operate outside of the United States are measured using the local currency as the functional currency. All assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period. Translation adjustments are related to the foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income/loss. Foreign currency transaction gains or losses are recorded directly to the condensed consolidated statements of income and comprehensive income, regardless of whether such amounts are realized or unrealized. We may enter into foreign currency derivatives to mitigate our exposure to changes in foreign exchange rates. See Note 8 - "Derivative Financial Instruments" for further discussion.
Prior year amounts for leased vehicle income have been reclassified to conform to the current year presentation. Leased vehicle income is now presented separately on the condensed consolidated statements of income and comprehensive income. It was previously included in other income.
Due to the financial statement impact of the international operations acquisition, the presentation convention has been changed from "thousands" to "millions" to simplify the review and analysis of our financial information. Some prior period amounts may not round under the new convention in a manner consistent with our previous presentation. In addition, we have changed the presentation of debt on the condensed consolidated balance sheets to better classify the debt facilities acquired with the international operations. Debt was previously presented in the following captions: credit facilities, securitization notes payable and senior notes, which were the only types of debt we held. The characteristics of the debt acquired with the international operations are more varied; therefore we have simplified the presentation of our debt as "secured" and "unsecured."
Finance Receivables
Our finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition finance receivables portfolio is comprised of (i) finance receivables originated in North America prior to the October 1, 2010 merger with General Motors Company ("GM"), all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables.
The post-acquisition finance receivables portfolio is comprised of (i) finance receivables originated in North America since the merger with GM, (ii) finance receivables originated in the international operations since the applicable acquisition dates and (iii) finance receivables that were considered to have had no deterioration in credit quality that were acquired with the international operations. The post-acquisition portfolio is expected to grow over time as we originate new receivables.
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
For the finance receivables acquired with the international operations that were considered to have no deterioration in credit quality, the existing allowance for loan losses was eliminated and the receivables were adjusted to fair value. The purchase discount will accrete to income over the life of the receivables, based on the effective interest method. Provisions for loan losses are charged to operations in amounts equal to net credit losses for the period. Any deterioration in the performance of the acquired receivables will result in an incremental provision for loan losses.
Segment Information
We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We report our business segments based on geographic regions: North America ("North America Segment") and international ("International Segment"). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries. For additional financial information regarding our business segments, see Note 13 - "Segment Reporting."
Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on loan and lease finance products and makes payments to us to cover certain interest payments on commercial loans. At September 30, 2013 and December 31, 2012, we had intercompany receivables from GM in the amount of $111 million and $66 million under various subvention programs.
In addition, we had $52 million and $46 million due at September 30, 2013 and December 31, 2012 in loans outstanding to dealers that are consolidated by GM, in connection with our commercial lending program. Our international operations also provide financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. As of September 30, 2013, $583 million was outstanding under such arrangements, and is included in commercial finance receivables. At September 30, 2013, we also have $357 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
As discussed in Note 11 - "Income Taxes" we have a tax sharing agreement with GM. Under that agreement, we are obligated to pay GM for our share of the consolidated federal and state tax liabilities for taxable income recognized by us in any period beginning on or after October 1, 2010. Payments for the tax years 2010 through 2014 are deferred for four years from their original due date, and the total deferral amount is limited to $1 billion. As of September 30, 2013, we have recorded related party taxes payable to GM in the amount of $598 million.
We have a $600 million line of credit with GM ("GM Related Party Credit Facility"). There were no advances outstanding under the GM Related Party Credit Facility at September 30, 2013 or December 31, 2012.
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

In July 2013, ASU ("2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force, was issued to eliminate diversity in practice. ASU 2013-11 requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. The adoption of ASU 2013-11 will not have a material effect on our consolidated financial statements because it aligns with our historical presentation.
Note 2.    Acquisition of Ally Financial Inc. International Operations
In November 2012, we entered into a definitive agreement with Ally Financial to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial's non-controlling equity interest in GMAC-SAIC, which conducts auto finance operations in China.
On April 1, 2013, we completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil, and on June 1, 2013, we completed the acquisition of Ally Financial's automotive finance operations in France and Portugal. The aggregate consideration for these acquisitions was $2.6 billion, subject to certain closing adjustments, of which $65 million, which had been withheld as contingent consideration, was paid upon the closing of the acquisition of Ally Financial's Brazilian auto finance and financial services operations described below. In addition, we repaid debt of $1.4 billion that was assumed as part of the acquisitions. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition dates.
On October 1, 2013, we completed the acquisition of Ally Financial's auto finance operations in Brazil for consideration of $611 million, subject to certain closing adjustments. See Note 16 - "Subsequent Event" for further discussion. In addition we paid $65 million in contingent consideration related to our previous acquisitions.
Our acquisition of Ally Financial's equity interest in GMAC-SAIC is subject to certain regulatory and other approvals, and is expected to close in 2014. We expect to pay approximately $900 million to close this acquisition, subject to certain closing adjustments.
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
The acquisition of the international operations has been accounted for as a business combination, whereby the purchase price of the transaction was allocated to the identifiable assets and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on fair value measurement principles (see Note 9 - "Fair Values of Assets and Liabilities" for further discussion) and reflect significant assumptions and judgments. Material valuation inputs for finance receivables included adjustments to monthly principal and interest cash flows for prepayments and credit loss expectations; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Material valuation inputs for debt included discount rates developed based on the relative risk of the contractual cash flows, taking into consideration market rates and liquidity expectations for each country. Certain assumptions and judgments that were considered to be appropriate at the applicable acquisition date may prove to be incorrect if market conditions change.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill, which is primarily attributed to the value of the incremental GM business expected. The preliminary goodwill amount is $48 million, but is subject to further adjustment pending the closing of our acquisition of the remaining international operations as well as any potential adjustments resulting from the finalization of the valuation of the acquired assets and assumed liabilities. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period. We will assign the goodwill to reporting units, which will be determined upon completion of the remaining acquisitions. The goodwill will not be deductible for tax purposes.

The following table summarizes the aggregate consideration and the assets acquired and liabilities assumed at the acquisition dates (in millions):

Acquired International Operations
Cash	$440
Restricted cash	525
Finance receivables	10,969
Other assets, including identifiable intangible assets	263
Secured and unsecured debt	(8,926)
Other liabilities	(722)
Identifiable net assets acquired	2,549
Goodwill resulting from the acquisitions	48
Aggregate consideration	$2,597
The following table provides information related to finance receivables acquired which had no deterioration in credit quality as of the applicable acquisition dates (in millions):

	Consumer (a)	Commercial
Contractually required payments receivable	$7,168	$4,067
Cash flows not expected to be collected	$152	$18
Fair value	$6,378	$3,990
_________________

(a)
Certain amounts in this table have been updated as a result of the finalization of acquisition accounting adjustments, including a determination that certain consumer finance receivables acquired should be reclassified from receivables with credit impairment to receivables with no deterioration in credit quality. Accordingly, contractually required payments receivable, cash flows not expected to be collected and fair value of $1.2 billion, $0.1 billion and $1.0 billion were reclassified from consumer finance receivables acquired which had deterioration in credit quality. This reclassification had no material effect on the condensed consolidated balance sheet as of September 30, 2013 or condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013.

The results of operations of the international operations are included in our results beginning April 1, 2013, except for the results of the operations in Portugal and France, which are included in our results beginning June 1, 2013. The following table summarizes the actual amounts of revenue and earnings of the international operations included in our condensed consolidated financial statements for the three and nine months ended September 30, 2013 and the supplemental pro forma revenue and earnings of the combined entity for the three and nine months ended September 30, 2013 and 2012, as if the acquisitions had occurred on January 1, 2012 (in millions).

	International Operations Amounts Included in Results		Supplemental Pro Forma - Combined
			Three Months Ended		Nine Months Ended
	Three Months Ended	Nine Months Ended	September 30,
	September 30, 2013		2013	2012	2013	2012
Total revenue	$245	$493	$888	$759	$2,503	$2,225
Net income	$50	$104	$172	$157	$495	$530

Note 3.	Goodwill
The following table summarizes the changes in the carrying amounts of goodwill (in millions):

				Year Ended
	Nine Months Ended September 30, 2013			December 31, 2012
	North America	International	Total	North America
Balance at beginning of period	$1,108	$	$1,108	$1,108
International operations acquisition(a)		48	48
Balance at end of period	$1,108	$48	$1,156	$1,108
_________________

(a)	See Note 2 - "Acquisition of Ally Financial Inc. International Operations" for further discussion.

Note 4.	Finance Receivables
Below is information about finance receivables that have been divided into two portfolios: pre-acquisition and post-acquisition. See Note 1 - "Summary of Significant Accounting Policies."
The total finance receivables portfolio consists of the following (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America
Consumer
Pre-acquisition consumer finance receivables - outstanding balance	$1,154	$445	$1,599	$2,162
Pre-acquisition consumer finance receivables - carrying value	$1,028	$424	$1,452	$1,958
Post-acquisition consumer finance receivables, net of fees	10,313	7,352	17,665	8,831
	11,341	7,776	19,117	10,789
Less: allowance for loan losses	(453)	(14)	(467)	(345)
Total consumer finance receivables, net	10,888	7,762	18,650	10,444
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	1,355	3,812	5,167	560
Commercial finance receivables, individually evaluated for impairment, net of fees	2	77	79
Less: allowance for loan losses - collective	(12)	(13)	(25)	(6)
Less: allowance for loan losses - specific	(1)	(3)	(4)
Total commercial finance receivables, net	1,344	3,873	5,217	554
Total finance receivables, net	$12,232	$11,635	$23,867	$10,998

Consumer Finance Receivables
Pre-acquisition Consumer Finance Receivables
Following is a summary of activity in our pre-acquisition consumer finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2013			2012
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$2,162	$	$2,162	$4,366
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$1,958	$	$1,958	$4,027
International operations acquisition		601	601
Principal collections and other	(885)	(192)	(1,077)	(1,532)
Change in carrying value adjustment	(45)	8	(37)	(145)
Foreign currency translation		7	7
Balance at end of period	$1,028	$424	$1,452	$2,350
The following table provides information related to the credit-impaired consumer finance receivables acquired with the international operations on the applicable acquisition dates (in millions):

Contractually required payments receivable (a)	$799
Cash flows expected to be collected (a)	$728
Fair value (a)	$601
_________________

(a)
Certain amounts in this table have been updated as a result of the finalization of acquisition accounting adjustments, including a determination that certain consumer finance receivables should be reclassified from receivables with credit impairment to receivables with no deterioration in credit quality. Accordingly, contractually required payments receivable, cash flows expected to be collected and fair value of $1.2 billion, $1.1 billion and $1.0 billion were reclassified to consumer finance receivables acquired which had no deterioration in credit quality. This reclassification had no material effect on the condensed consolidated balance sheet as of September 30, 2013 or condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013.

We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. During the nine months ended September 30, 2013 and 2012, as a result of improvements in the credit performance of the pre-acquisition portfolio, expected cash flows increased by $73 million and $170 million. We transferred the amount of excess cash flows from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.
A summary of the activity in the accretable yield on the pre-acquisition consumer finance receivables portfolios is as follows (in millions):

	Three Months Ended September 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$298	$96	$394	$628
Accretion of accretable yield	(65)	(20)	(85)	(123)
Transfer from non-accretable difference		19	19
Foreign currency translation		1	1
Balance at end of period	$233	$96	$329	$505

	Nine Months Ended September 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$404	$	$404	$737
International operations acquisition		127	127
Accretion of accretable yield	(225)	(44)	(269)	(402)
Transfer from non-accretable difference	54	19	73	170
Foreign currency translation		(6)	(6)
Balance at end of period	$233	$96	$329	$505
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
Following is a summary of activity in our post-acquisition consumer finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2013			2012
	North America	International	Total	North America
Post-acquisition consumer finance receivables, net of fees - beginning of period	$8,831	$	$8,831	$5,314
International operations acquisition		6,378	6,378
Loans purchased	3,980	2,350	6,330	4,363
Charge-offs	(401)	(18)	(419)	(186)
Principal collections and other	(2,097)	(1,579)	(3,676)	(1,236)
Foreign currency translation		221	221
Balance at end of period	$10,313	$7,352	$17,665	$8,255
A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended September 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$415	$8	$423	$249
Provision for loan losses	107	9	116	78
Charge-offs	(153)	(18)	(171)	(82)
Recoveries	84	15	99	46
Balance at end of period	$453	$14	$467	$291

	Nine Months Ended September 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$345	$	$345	$179
Provision for loan losses	276	17	293	188
Charge-offs	(401)	(18)	(419)	(186)
Recoveries	233	15	248	110
Balance at end of period	$453	$14	$467	$291
Consumer Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay. At the time of loan origination, substantially all of our international consumers have prime credit scores. In the North America Segment, however, our consumer finance receivables are predominantly sub-prime. A summary of the credit risk profile by FICO score band, determined at origination, of the consumer finance receivables in the North America Segment is as follows (dollars in millions):

	September 30, 2013	Percent	December 31, 2012	Percent
FICO Score less than 540	$3,444	30.0%	$3,011	27.4%
FICO Score 540 to 599	5,389	47.0	5,014	45.6
FICO Score 600 to 659	2,333	20.4	2,513	22.9
FICO Score 660 and greater	301	2.6	455	4.1
Balance at end of period(a)	$11,467	100.0%	$10,993	100.0%
_________________

(a)
Balance at the end of the period is the sum of pre-acquisition consumer finance receivables-outstanding balance and post-acquisition consumer finance receivables, net of fees for North America Segment.

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

	September 30,
	2013				2012
	North America	International	Total	Percent of Contractual Amount Due	North America	Percent of Contractual Amount Due

31 - 60 days	$690	$49	$739	3.8%	$561	5.2%
Greater - than 60 days	247	44	291	1.5	204	1.9
	937	93	1,030	5.3	765	7.1
In repossession	41	4	45	0.3	38	0.3
	$978	$97	$1,075	5.6%	$803	7.4%
The accrual of finance charge income has been suspended on $550 million and $503 million of consumer finance receivables (based on contractual amount due) as of September 30, 2013 and December 31, 2012.

Impaired Finance Receivables - Troubled Debt Restructurings ("TDRs")
Consumer finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. As of September 30, 2013, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	September 30, 2013	December 31, 2012
Outstanding recorded investment	$633	$228
Less: allowance for loan losses	(88)	(32)
Outstanding recorded investment, net of allowance	$545	$196
Unpaid principal balance	$642	$232
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average recorded investment	$552	$91	$417	$70
Interest income recognized	$20	$3	$45	$4
The following table provides information on the recorded investment of consumer loans at the time they became classified as TDRs (dollars in millions):

	September 30,
	2013		2012
	Number of Accounts	Amount	Number of Accounts	Amount
Three months	11,364	$204	4,148	$77
Nine months	27,302	$478	6,857	$129
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements in our Form 10-K for additional information).
The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR were $9 million and $15 million for the three and nine months ended September 30, 2013.

Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2013			2012
	North America	International	Total	North America
Commercial finance receivables, net of fees - beginning of period	$560	$	$560	$
International operations acquisition		3,990	3,990
Loans funded	3,919	12,280	16,199	584
Principal collections and other	(3,122)	(12,509)	(15,631)	(300)
Foreign currency translation		128	128
Balance at end of period	$1,357	$3,889	$5,246	$284
A summary of the activity in the allowance for commercial loan losses is as follows (in millions):

	Three Months Ended September 30, 2013
	North America	International	Total
Balance at beginning of period	$12	$12	$24
Provision for loan losses	1		1
Recoveries		4	4
Balance at end of period	$13	$16	$29

	Nine Months Ended September 30, 2013
	North America	International	Total
Balance at beginning of period	$6	$	$6
Provision for loan losses	7	11	18
Recoveries		5	5
Balance at end of period	$13	$16	$29
Commercial Credit Quality
We extend wholesale credit to dealers primarily in the form of approved lines of credit to purchase new vehicles as well as used vehicles.  Each commercial lending request is evaluated, taking into consideration the borrower's financial condition and the underlying collateral for the loan.
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
We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability.  In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Groups III, IV, V and VI) dealers.  We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.

A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

		September 30, 2013	December 31, 2012
Group I -	Dealers with strong to superior financial metrics	$442	$99
Group II -	Dealers with fair to favorable financial metrics	1,243	278
Group III -	Dealers with marginal to weak financial metrics	1,701	171
Group IV -	Dealers with poor financial metrics	1,210	12
Group V -	Dealers warranting special mention due to potential weaknesses	458
Group VI -	Dealers with loans classified as substandard, doubtful or impaired	192
Balance at end of period		$5,246	$560
The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.
At September 30, 2013, 99.7% of our commercial finance receivables were current with respect to payment status.
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
Commercial finance receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At September 30, 2013 and December 31, 2012, there were no outstanding commercial finance receivables classified as TDRs.

Note 5.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. As of September 30, 2013, the amount of leased vehicles accounted for as operating leases in the International Segment is insignificant; therefore, the following information regarding our leased vehicles is presented on a consolidated basis.
Following is a summary of our leased vehicles (in millions):

	September 30, 2013	December 31, 2012
Leased vehicles	$4,240	$2,283
Manufacturer incentives	(593)	(307)
	3,647	1,976
Less: accumulated depreciation	(547)	(273)
Leased vehicles, net	$3,100	$1,703
A summary of the changes in our leased vehicles is as follows (in millions):

	Nine Months Ended
	September 30,
	2013	2012
Balance at beginning of period	$1,976	$887
International operations acquisition	9
Leased vehicles purchased	2,180	1,077
Leased vehicles returned - end of term	(192)	(43)
Leased vehicles returned - default	(16)	(4)
Manufacturer incentives	(288)	(149)
Foreign currency translation	(22)	18
Balance at end of period	$3,647	$1,786

As of September 30, 2013 and December 31, 2012, our Canadian subsidiary was servicing $375 million and $625 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

Years Ending December 31,	2013	2014	2015	2016	2017	2018
Minimum rental payments under operating leases	$149	$545	$428	$186	$20	$2

Note 6.	Debt
Debt consists of the following (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America
Secured
Revolving credit facilities	$1,337	$4,753	$6,090	$354
Securitization notes payable	10,470	1,887	12,357	9,024
Total secured	$11,807	$6,640	$18,447	$9,378

Unsecured
Bank lines	$	$1,228	$1,228	$
Senior notes	4,000		4,000	1,500
Total unsecured	$4,000	$1,228	$5,228	$1,500
Secured Debt
Secured debt consists of securitization notes payable and other asset-secured credit facilities. The revolving secured debt facilities have revolving periods ranging from one to three years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging up to six years. Most of the secured debt was issued by variable interest entities, as further discussed in Note 7 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and leases.
In connection with our merger with GM, we recorded an acquisition accounting premium that is being amortized against interest expense over the expected term of the securitization notes payable outstanding at the merger date. Amortization for the nine months ended September 30, 2013 and 2012 was $9 million and $26 million. At September 30, 2013, unamortized acquisition accounting premium of $1 million is included in secured debt. In connection with our acquisition of the international operations, we recorded an acquisition accounting discount that will amortize to interest expense over the expected term of the secured credit facilities outstanding at the applicable acquisition date. Accretion for the nine months ended September 30, 2013 was $6 million. At September 30, 2013, remaining acquisition accounting discount of $32 million is included in secured debt.
Interest rates on the secured debt in the North America Segment are primarily fixed, ranging from 0.98% to 5.86% at September 30, 2013 and 0.62% to 12.84% at September 30, 2012. Interest rates on the secured debt in the International Segment are primarily floating, ranging from 0.90% to 7.70% at September 30, 2013. In the nine months ended September 30, 2013 we entered into two revolving credit facilities secured by commercial finance receivables for a commitment of $1.3 billion in aggregate. The facilities each have a one-year revolving period and have interest rates of 0.7% and 1.3% as of September 30, 2013. In the nine months ended September 30, 2013 we also issued securitization notes payable of $4.7 billion, with a weighted-average interest rate of 1.6% maturing on various dates through 2021. At September 30, 2013 revolving credit facilities and securitization notes payable acquired with the international operations acquisition had balances outstanding of $4.8 billion and $1.9 billion. Issuance costs on the secured debt of $51 million as of September 30, 2013 and $31 million as of December 31, 2012 are included in other assets on the condensed consolidated balance sheets, and are amortized to interest expense over the expected term of the secured debt.
Unsecured Debt
Unsecured debt consists primarily of bank lines, which were assumed in the acquisition of the international operations, and senior unsecured notes. The terms of our unsecured bank lines range up to three years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or else will amortize over a defined period. Interest rates on unsecured bank lines ranged from 0.50% to 9.00% at September 30, 2013.

In May 2013, we issued $2.5 billion in aggregate principal amount of senior notes at rates ranging from 2.75% to 4.25%, and due between November 2016 and November 2023. Proceeds from the senior notes were used for the acquisition and funding support of the international operations, and are also used to support our overall growth. At September 30, 2013, we had $4.0 billion of senior notes that mature from 2016 through 2023 and have interest rates that range from 2.75% to 6.75%. All of our senior notes may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices as set forth in the indentures that govern the senior notes plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the indentures that govern the senior notes, prior to us being rated "investment grade" by at least two of three listed rating agencies, the holders of senior notes will have the right, subject to certain conditions, to require us to repurchase their senior notes at a purchase price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, as of the date of repurchase. The senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of the senior notes. See Note 17 - "Guarantor Consolidating Financial Statements" for further discussion.
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
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

Years Ending December 31,	2013	2014	2015	2016	2017	Thereafter	Total
Secured debt	$3,672	$6,334	$4,239	$2,686	$1,217	$299	$18,447
Unsecured debt	724	306	166	1,032	1,000	2,000	5,228
Interest	152	451	308	211	143	196	1,461
	$4,548	$7,091	$4,713	$3,929	$2,360	$2,495	$25,136
As of September 30, 2013, we were in compliance with all covenants in our secured and unsecured debt.

Note 7.	Variable Interest Entities
We use special-purpose entities ("SPEs") that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The securities issued by these VIEs are backed by the cash flows related to finance receivables and leasing related assets transferred by us to the VIEs (securitized assets).
The transfers of the securitized assets to the SPEs are considered to be sales for legal purposes. However, the securitized assets and the related debt, accounted for as secured borrowings, remain on our condensed consolidated balance sheets as discussed below. Except for the acquisition accounting adjustments, which are not recorded at the SPE trusts, we recognize finance charge income, leased vehicle income and other income on the securitized assets and interest expense on the secured debt issued by the special-purpose entities. We also maintain an allowance for estimated probable credit losses on the securitized assets to cover estimated incurred credit losses using a methodology consistent with that used for our non-securitized asset portfolio.
We hold variable interests in the VIEs that could potentially be significant to the VIEs. We determined that we are the primary beneficiary of the SPEs because (i) our servicing responsibilities for the securitized assets give us the power to direct the activities that most significantly impact the performance of the VIEs and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. Therefore, the assets and liabilities of the VIEs are included in our condensed consolidated balance sheets.
The following table summarizes the assets and liabilities related to our consolidated VIEs (in millions):

	September 30, 2013	December 31, 2012
Restricted cash	$1,350	$744
VIE securitized assets	$21,761	$10,442
VIE liabilities	$18,147	$9,378

Restricted cash represents collections from the underlying securitized assets and certain reserve accounts held as credit enhancement on securitizations for the benefit of the noteholders. Cash pledged to support the secured borrowings is deposited to a restricted cash account, which is invested in highly liquid securities with original maturities of 90 days or less.
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
In addition, we entered into interest rate swaps and caps with certain SPEs that issue variable rate debt against fixed rate securitized assets. Under the terms of these swaps, the SPEs are obligated to pay us a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt. This arrangement enables the SPEs to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate securitized assets, as required to maintain ratings on such securitizations. See Note 8 - "Derivative Financial Instruments" for further discussion.

Note 8.	Derivative Financial Instruments
Derivative swap and cap agreements consist of the following (in millions):

	September 30, 2013
	Notional	Fair Value(a)
Assets
Interest rate swaps	$2,786	$8
Interest rate caps	1,631	5
Foreign exchange swaps(b)	1,500	1
Total assets(c)	5,917	14
Liabilities
Interest rate swaps	4,012	16
Interest rate caps	1,442	6
Foreign exchange swaps(b)	2,034	19
Total liabilities(d)	$7,488	$41
 _________________

(a)	See Note 9 - "Fair Values of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.

(b)
The foreign exchange swaps relate to (i) intercompany loans denominated in foreign currencies (notional balances on the intercompany loans of €610 million , £432 million and 182kr million have been translated to USD) and (ii) a cross-currency swap for a securitization in the International Segment.

(c)	Included in other assets on the condensed consolidated balance sheets.

(d)	Included in other liabilities on the condensed consolidated balance sheets.
At December 31, 2012, we had derivative assets and liabilities with notional amounts of $775 million, which had an insignificant fair value.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on our revolving secured debt. We utilize interest rate swap agreements to convert floating rate exposures on our revolving debt, or on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.
In connection with the closing of the acquisition of the international operations from Ally Financial, we provided loans denominated in foreign currencies (euro, British pound and Swedish krona) to acquired entities for the equivalent of $1.5 billion. We purchase foreign exchange swaps to hedge against any valuation change in the loans due to changes in foreign exchange rates.

The following table summarizes the location and amount of gains and losses on derivative instruments reported in our condensed consolidated statement of income and comprehensive income (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2013
Gain recognized in interest expense
Interest rate contracts	$5	$2
Loss recognized in operating expenses
Foreign exchange swaps(a)	$(99)	$(111)
 _________________

(a)	These losses are substantially offset by translation gains (included in operating expenses) related to the foreign currency-denominated loans described above.
The gain/loss amounts recognized in interest expense for the three and nine months ended September 30, 2012 were insignificant.
Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30, 2013 and December 31, 2012, these restricted cash accounts totaled $48 million and $4 million, and are included in other assets on the condensed consolidated balance sheets.

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
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) (in millions):

	September 30, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,439	$	$	$1,439
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)			8	8
Interest rate caps(i)		5		5
Foreign exchange swaps(i)		1		1
Total assets	$1,439	$6	$8	$1,453
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	$	$	$16	$16
Interest rate caps(i)		6		6
Foreign exchange swaps(i)		19		19
Total liabilities	$	$25	$16	$41
_________________

(a)	Excludes cash in banks of $1.7 billion.

	December 31, 2012
	Fair Value Measurements Using
	Level 1
	Quoted Prices In Active Markets For Identical Assets	Assets / Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,830	$1,830
_________________

(a)	Excludes cash in banks of $228 million.

The fair value of interest rate cap and swap assets and liabilities at December 31, 2012 was insignificant.
The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$7	$(20)	$	$
Total realized and unrealized gains included in earnings	2	1	4	(4)
Purchases			7	(19)
Settlements	(3)	7	(5)	10
Foreign currency translation	2	(4)	2	(3)
Balance at end of period	$8	$(16)	$8	$(16)

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$	$	$2	$(6)
Settlements			(2)	6
Balance at end of period	$	$	$	$

Note 10.	Commitments and Contingencies
Guarantees of Indebtedness
The payments of principal and interest on our senior notes are guaranteed by AFSI. As of September 30, 2013 and December 31, 2012, the par value of our senior notes was $4.0 billion and $1.5 billion. See Note 17 - "Guarantor Consolidating Financial Statements" for further discussion.
Other Administrative Tax Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $32 million.

Note 11.	Income Taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.
We had gross unrecognized tax benefits of $82 million and $53 million at September 30, 2013 and December 31, 2012. The amounts of net unrecognized tax benefits that, if recognized, would affect the effective tax rate are $55 million and $28 million at September 30, 2013 and December 31, 2012. The increase in the gross unrecognized tax benefits is primarily due to the acquisition of the international operations. See Note 2 - "Acquisition of Ally Financial Inc. International Operations" for further discussion on the acquisition.
At September 30, 2013, we believe that it is reasonably possible that the gross unrecognized tax benefits could decrease by $5 million to $13 million in the next twelve months due to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. As of September 30, 2013, accrued interest and penalties associated with uncertain tax positions were $17 million and $16 million. During the nine months ended September 30, 2013, we released $11 million in interest associated with uncertain tax positions. The interest release is primarily a result of the completion of an IRS audit as discussed below.
We have open tax years ranging from 2005 to 2012 with various U.S. federal, state and non-U.S. tax jurisdictions. Certain of our tax returns are currently under examination in these various tax jurisdictions. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. Similarly, we also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. We continue to file separate returns in those state, local and foreign taxing jurisdictions where filing a separate return is required. Prior to October 1, 2010, we filed income tax returns with the U.S. federal government and with various state, local and foreign jurisdictions. Our federal income tax returns for fiscal 2006 through 2010 were audited by the IRS and previously submitted to the Congressional Joint Committee on Taxation ("JCT") for review. Pursuant to a notice dated April 10, 2013, the JCT completed its review and took no exception to the conclusions reached by the IRS. The completion of the JCT review is reflected in the September 30, 2013 financial statements.
For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated federal and state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses could be carried back as if we had filed separate income tax returns. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, amended effective April 1, 2013, payments for the tax years 2010 through 2014 are deferred for four years from their original due date, with the first payment due December 15, 2014. The total amount of deferral cannot exceed $1.0 billion. Any difference between the amounts paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our condensed consolidated financial statements as additional paid-in capital. As of September 30, 2013, a cumulative difference of $1 million between the amounts to be paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes was reported in our condensed consolidated financial statements through additional paid-in capital. As of September 30, 2013, we have recorded related party taxes payable to GM in the amount of $598 million, representing the tax effects of income earned subsequent to the merger with GM.
Our effective income tax rate was 32.8% and 33.9% for the three and nine months ended September 30, 2013. Our effective income tax rate was 38.2% and 37.8% for the three and nine months ended September 30, 2012. The decrease in the effective income tax rate is primarily related to the settlement of the IRS audit as well as the acquisition of the international operations, which resulted in income in jurisdictions with lower tax rates and other permanent differences; these decreases were offset by the tax effects of certain non-deductible transaction costs.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (dollars in millions):

			September 30, 2013		December 31, 2012
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,756	$1,756	$1,289	$1,289
Finance receivables, net	(b)	3	$23,867	$24,001	$10,998	$11,313
Restricted cash - secured debt	(a)	1	$1,330	$1,330	$729	$729
Restricted cash - unsecured debt	(a)	1	$41	$41	$15	$15
Restricted cash - other	(a)	1	$57	$57	$24	$24
Interest rate swap agreements	(c)	3	$8	$8
Interest rate cap agreements purchased	(d)	2	$5	$5
Foreign exchange swap agreements	(d)	2	$1	$1
Financial liabilities:
Secured debt
North America	(e)	2	$11,807	$11,884	$9,378	$9,526
International	(f)	2	$4,543	$4,563
International	(g)	3	$2,097	$2,108
Unsecured debt
North America	(h)	2	$4,000	$4,011	$1,500	$1,620
International	(i)	2	$899	$899
International	(g)	3	$329	$329
Interest rate swap agreements	(c)	3	$16	$16
Interest rate cap agreements sold	(d)	2	$6	$6
Foreign exchange swap agreements	(d)	2	$19	$19
_________________

(a)
The carrying value of cash and cash equivalents and restricted cash is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of the consumer finance receivables in the North America Segment is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The fair value of the consumer finance receivables in the International Segment is estimated based on forecasted cash flows on the receivables discounted using current origination rates for similar type loans. Substantially all commercial finance receivables either have variable interest rates and maturities of one year or less, or were acquired or funded within the last year. Therefore, the carrying value is considered to be a reasonable estimate of fair value.

(c)	The fair values of the interest rate swap agreements are estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(d)	The fair values of the interest rate cap agreements and foreign exchange swap agreements are based on quoted market prices.

(e)
Secured debt in the North America Segment is comprised of revolving credit facilities, publicly-issued secured debt, and privately-issued secured debt. For revolving credit facilities with variable rates of interest and terms of one year or less, carrying value is considered to be a reasonable estimate of fair value. The fair value of the publicly and privately issued secured term debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated using quoted market prices of similar securities.

(f)
The level 2 secured debt in the International Segment has terms of one year or less, or has been priced within the last six months; therefore, carrying value is considered to be a reasonable estimate of fair value.

(g)
The fair value of level 3 secured debt and unsecured debt in the International Segment is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates. These instruments were presented with level 2 valuations in the prior period.

(h)	The fair value of unsecured debt in the North America Segment is based on quoted market prices in thinly-traded markets.

(i)	The level 2 unsecured debt in the International Segment has terms of one year or less; therefore, carrying value is considered to be a reasonable estimate of fair value.

The fair value of our consumer finance receivables is based on observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. For the North America Segment, the series of cash flows is calculated and discounted using a weighted average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile. For the International Segment, the series of cash flows is calculated and discounted using current interest rates. Macroeconomic factors could affect the credit performance of our portfolio and therefore could potentially impact the assumptions used in our cash flow model.

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

For segment reporting purposes only, interest expense related to the senior unsecured notes has been allocated based on targeted leverage for each segment.  Interest expense on senior debt in excess of the targeted overall leverage is reflected in the “Corporate” column below.  In addition, the interest revenue on $1.5 billion in intercompany loans provided to the international operations is presented as revenue in the “Corporate” column below.
All inter-segment balances and transactions have been eliminated.
Key operating data for our reporting segments were as follows (in millions):

	Three Months Ended September 30, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$622	$245	$13	$(13)	$867
Operating expenses, including leased vehicle expenses	246	90			336
Provision for credit losses	108	9			117
Interest expense	93	76	12	(13)	168
Acquisition and integration expenses		7			7
Income before income taxes	$175	$63	$1	$	$239

	Nine Months Ended September 30, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,750	$493	$28	$(28)	$2,243
Operating expenses, including leased vehicle expenses	637	179			816
Provision for credit losses	283	28			311
Interest expense	266	157	19	(28)	414
Acquisition and integration expenses		29			29
Income before income taxes	$564	$100	$9	$	$673

	September 30, 2013
	North America	International	Total
Finance receivables, net	$12,232	$11,635	$23,867
Total assets	$18,970	$12,914	$31,884

Note 14.	Accumulated Other Comprehensive Income
A summary of changes in accumulated other comprehensive income is as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Unrealized gains on cash flow hedges:
Balance at beginning of period	$	$2
Reclassification into earnings, in interest expense, net of taxes		(2)
Balance at end of period
Foreign currency translation adjustment:
Balance at beginning of period	(3)	(9)
Translation gain	30	9
Balance at end of period	27
Total accumulated other comprehensive income	$27	$

Note 15.	Regulatory Capital and Other Regulatory Matters
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets.
Total assets of our regulated international banks and finance companies were approximately $7.3 billion at September 30, 2013.

Note 16.	Subsequent Event
On October 1, 2013, we completed the acquisition of Ally Financial's auto finance operations in Brazil. We paid $611 million, subject to certain closing adjustments, to acquire this business.
We will record the fair value of the assets acquired and liabilities assumed on October 1, 2013, the date we obtained control of the operations, and include the results of their operations and cash flows in our condensed consolidated financial statements from that date forward.
The following table summarizes certain pro forma financial information for us and the acquired entities that closed on October 1, 2013, had these acquisitions occurred on January 1, 2012 (in millions):

	Supplemental Pro Forma - Combined
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenue	$1,059	$697	$2,818	$1,992
Net income	$188	$141	$524	$397
It is not possible to reasonably estimate the nature and amount of any potential goodwill or the value of identifiable intangible assets at this time because the valuation of the assets acquired and liabilities assumed was not completed at the date of the issuance of our condensed consolidated financial statements.

Note 17.	Guarantor Consolidating Financial Statements
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
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$	$1,250	$506	$	$1,756
Finance receivables, net		926	22,941		23,867
Restricted cash			1,371		1,371
Property and equipment, net		4	120		124
Leased vehicles, net			3,100		3,100
Deferred income taxes	3		66		69
Goodwill	1,095		61		1,156
Related party receivables	36		75		111
Other assets	76	56	202	(4)	330
Due from affiliates	4,259	863		(5,122)
Investment in affiliates	6,345	2,990		(9,335)
Total assets	$11,814	$6,089	$28,442	$(14,461)	$31,884
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$	$	$18,447	$	$18,447
Unsecured debt	4,000		1,228		5,228
Accounts payable and accrued expenses	141	162	295	(4)	594
Deferred income			157		157
Deferred taxes liabilities	(28)	164	(72)		64
Taxes payable	79		47		126
Related party taxes payable	598				598
Other liabilities		9	144		153
Related party payables	1		356		357
Due to affiliates	863	2,179	2,080	(5,122)
Total liabilities	5,654	2,514	22,682	(5,126)	25,724
Shareholder's equity:
Common stock			801	(801)
Additional paid-in capital	4,765	79	2,864	(2,943)	4,765
Accumulated other comprehensive income	27	10	47	(57)	27
Retained earnings	1,368	3,486	2,048	(5,534)	1,368
Total shareholder's equity	6,160	3,575	5,760	(9,335)	6,160
Total liabilities and shareholder's equity	$11,814	$6,089	$28,442	$(14,461)	$31,884

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$	$1,252	$37	$	$1,289
Finance receivables, net		1,558	9,440		10,998
Restricted cash			744		744
Property and equipment, net		4	48		52
Leased vehicles, net			1,703		1,703
Deferred income taxes	39	(28)	96		107
Goodwill	1,095		13		1,108
Related party receivables	66				66
Other assets	14	18	98		130
Due from affiliates	2,063			(2,063)
Investment in affiliates	3,274	2,193		(5,467)
Total assets	$6,551	$4,997	$12,179	$(7,530)	$16,197
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$	$	$9,378	$	$9,378
Unsecured debt	1,500				1,500
Accounts payable and accrued expenses	22	90	105		217
Deferred income			70		70
Taxes payable	91	4	(2)		93
Related party taxes payable	559				559
Other liabilities			1		1
Due to affiliates		1,669	394	(2,063)
Total liabilities	2,172	1,763	9,946	(2,063)	11,818
Shareholder's equity:
Common stock			570	(570)
Additional paid-in capital	3,459	79	123	(202)	3,459
Accumulated other comprehensive (loss) income	(3)	(11)	13	(2)	(3)
Retained earnings	923	3,166	1,527	(4,693)	923
Total shareholder's equity	4,379	3,234	2,233	(5,467)	4,379
Total liabilities and shareholder's equity	$6,551	$4,997	$12,179	$(7,530)	$16,197

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$	$37	$610	$	$647
Leased vehicle income			172		172
Other income	42	85	100	(179)	48
Equity in income of affiliates	113	123		(236)
	155	245	882	(415)	867
Costs and expenses
Salaries and benefits		56	67		123
Other operating expenses	(74)	42	112		80
Total operating expenses	(74)	98	179		203
Leased vehicle expenses			133		133
Provision for loan losses		53	64		117
Interest expense	57	54	236	(179)	168
Acquisition and integration expenses			7		7
	(17)	205	619	(179)	628
Income before income taxes	172	40	263	(236)	239
Income tax (benefit) provision	11	(25)	92		78
Net income	$161	$65	$171	$(236)	$161
Comprehensive income	$256	$79	$266	$(345)	$256

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2012
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$	$43	$374	$	$417
Leased vehicle income			80		80
Other income	11	39	51	(84)	17
Equity in income of affiliates	131	148		(279)
	142	230	505	(363)	514
Costs and expenses
Salaries and benefits		51	23		74
Other operating expenses	4	(23)	50		31
Total operating expenses	4	28	73		105
Leased vehicle expenses			56		56
Provision for loan losses		44	34		78
Interest expense	17	34	108	(84)	75
	21	106	271	(84)	314
Income before income taxes	121	124	234	(279)	200
Income tax (benefit) provision	(2)	(6)	85		77
Net income	$123	$130	$149	$(279)	$123
Comprehensive income	$133	$130	$169	$(299)	$133

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$	$106	$1,603	$	$1,709
Leased vehicle income			415		415
Other income	91	209	228	(409)	119
Equity in income of affiliates	413	427		(840)
	504	742	2,246	(1,249)	2,243
Costs and expenses
Salaries and benefits		158	155		313
Other operating expenses	(76)	(7)	272		189
Total operating expenses	(76)	151	427		502
Leased vehicle expenses			314		314
Provision for loan losses		180	131		311
Interest expense	128	143	552	(409)	414
Acquisition and integration expenses			29		29
	52	474	1,453	(409)	1,570
Income before income taxes	452	268	793	(840)	673
Income tax (benefit) provision	7	(52)	273		228
Net income	$445	$320	$520	$(840)	$445
Comprehensive income	$475	$341	$553	$(894)	$475

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2012
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$	$111	$1,068	$	$1,179
Leased vehicle income			199		199
Other income	33	149	205	(333)	54
Equity in income of affiliates	390	467		(857)
	423	727	1,472	(1,190)	1,432
Costs and expenses
Salaries and benefits		147	71		218
Other operating expenses	12	(79)	146		79
Total operating expenses	12	68	217		297
Leased vehicle expenses			147		147
Provision for loan losses		171	17		188
Interest expense	45	134	356	(333)	202
	57	373	737	(333)	834
Income before income taxes	366	354	735	(857)	598
Income tax (benefit) provision	(6)	(34)	266		226
Net income	$372	$388	$469	$(857)	$372
Comprehensive income	$379	$388	$487	$(875)	$379

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$106	$286	$762	$	$1,154
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(3,971)	(6,557)	4,207	(6,321)
Principal collections and recoveries on consumer finance receivables			5,099		5,099
Proceeds from sale of consumer finance receivables, net		4,207		(4,207)
Funding of commercial finance receivables, net		(3,395)	(15,391)	2,593	(16,193)
Collections of commercial finance receivables		1,069	14,616		15,685
Proceeds from sale of commercial finance receivables, net		2,593		(2,593)
Purchases of leased vehicles, net			(1,746)		(1,746)
Proceeds from termination of leased vehicles			142		142
Acquisition of international operations, net of cash on hand	(2,547)	(863)	440	863	(2,107)
Purchases of property and equipment		(1)	(9)		(10)
Change in restricted cash			(74)		(74)
Change in other assets		(44)	22		(22)
Net change in investment in affiliates	(29)	(350)		379
Net cash used in investing activities	(2,576)	(755)	(3,458)	1,242	(5,547)
Cash flows from financing activities:
Borrowings and issuance of secured debt			11,676		11,676
Payments on secured debt			(9,009)		(9,009)
Borrowings and issuance of unsecured debt	2,500		1,698		4,198
Payments on unsecured debt			(1,817)		(1,817)
Borrowings on related party line of credit	1,100				1,100
Payments on related party line of credit	(1,100)				(1,100)
Repayment of debt to Ally Financial			(1,416)		(1,416)
Capital contribution from parent	1,300		382	(382)	1,300
Debt issuance costs	(29)		(40)		(69)
Net change in due from/due to affiliates	(1,301)	467	1,697	(863)
Net cash provided by (used in) financing activities	2,470	467	3,171	(1,245)	4,863
Net (decrease) increase in cash and cash equivalents		(2)	475	(3)	470
Effect of foreign exchange rate changes on cash and cash equivalents			(6)	3	(3)
Cash and cash equivalents at beginning of period		1,252	37		1,289
Cash and cash equivalents at end of period	$	$1,250	$506	$	$1,756

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$236	$166	$529	$	$931
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(4,354)	(4,116)	4,116	(4,354)
Principal collections and recoveries on consumer finance receivables			3,050		3,050
Proceeds from sale of consumer finance receivables, net		4,116		(4,116)
Funding of commercial finance receivables, net		(582)			(582)
Collections of commercial finance receivables		300			300
Purchases of leased vehicles, net			(857)		(857)
Proceeds from termination of leased vehicles			33		33
Purchases of property and equipment		(2)	(9)		(11)
Change in restricted cash			219		219
Change in other assets	(21)	29	(2)		6
Net change in investment in affiliates		2,177		(2,177)
Net cash (used in) provided by investing activities	(21)	1,684	(1,682)	(2,177)	(2,196)
Cash flows from financing activities:
Borrowings and issuance of secured debt			6,600		6,600
Payments on secured debt			(5,059)		(5,059)
Borrowings and issuance of unsecured debt	1,000				1,000
Debt issuance costs	(12)		(31)		(43)
Retirement of debt	(1)				(1)
Net capital contribution to subsidiaries			(2,187)	2,187
Net change in due from/due to affiliates	(1,202)	(608)	1,810
Net cash (used in) provided by financing activities	(215)	(608)	1,133	2,187	2,497
Net increase (decrease) in cash and cash equivalents		1,242	(20)	10	1,232
Effect of foreign exchange rate changes on cash and cash equivalents			12	(10)	2
Cash and cash equivalents at beginning of period		500	72		572
Cash and cash equivalents at end of period	$	$1,742	$64	$	$1,806

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
GM Financial is a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of our parent, GM. As a result of the acquisition of the international operations, we conduct our business generally in two segments, in North America and internationally in Europe and Latin America. The North America Segment includes operations in the United States and Canada. The International Segment includes operations in Austria, Belgium, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland, the United Kingdom, and, beginning on October 1, 2013, Brazil. Upon the closing of the acquisition of the remaining portion of the international operations we will conduct business in China (through an equity interest in GMAC-SAIC), and this will be included in our International Segment.
North America
Consumer
Our automobile finance programs in the North America Segment include sub-prime lending and full spectrum leasing. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. We generally charge higher rates than those charged by banks and credit unions and we also expect to sustain a higher level of defaults than these other automobile financing sources.
Our full spectrum leasing product is offered through GM-franchised dealers and targets prime and sub-prime consumers leasing new GM vehicles. We seek to provide competitive alternatives to existing marketplace lease offerings in GM-franchised dealers.
As a primarily indirect auto finance provider, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue GM and non-GM manufacturer-franchised dealerships with new and used car operations and a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
Our origination platform provides specialized focus on marketing our financing programs and underwriting loans and leases. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans and leases. In the United States our sales and underwriting groups are further segregated with separate teams servicing GM dealers and non-GM dealers, allowing us to continue efficient service for our non-GM dealers under the "AmeriCredit" brand while providing GM-franchised dealers the broader loan, lease and commercial lending products we offer under the "GM Financial" brand.
We utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of our consumer demographic and portfolio databases consisting of data which we have collected in more than 20 years of operating history. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor contract pricing and structure. In addition to our proprietary credit scoring system, we utilize other underwriting guidelines in our underwriting process to help us further evaluate the credit risk of our consumer financing activities.
Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining the security interests in the financed vehicles, monitoring physical damage insurance coverage of the financed vehicles, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. Our activities also include managing an end-of-term process for consumers purchasing or returning leased vehicles.
Commercial
In April 2012 and March 2013, we launched our U.S. and Canadian commercial lending platforms to further support our GM-franchised dealerships and their affiliates. Our commercial lending offerings consist of loans to finance the purchase of vehicle inventory, also known as wholesale or floorplan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital and to purchase and/or finance dealership real estate.
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
International
Consumer
We primarily employ an indirect-to-consumer model similar to the one we use in the North America Segment. Our consumer lending programs focus on financing prime quality consumers purchasing new GM vehicles. In many of the countries in which we operate, we also offer financial leases and a lease/retail hybrid product that includes a balloon payment at expiration, at which time the consumer may elect to make the payment, refinance or return the vehicle. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage. We finance primarily new automobiles, although we also finance used automobiles. In most of the countries in which we operate, similar to our underwriting process in the North America Segment, we utilize a proprietary credit scoring system to differentiate consumer credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan and lease pricing and structure.
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
We seek to fund our international operations through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, based on the characteristics of our receivables and the relative development of debt capital and securitization markets in each country. Our Latin American operations are entirely funded locally. Our European operations obtain most of their funding from local sources, but also borrow funds from affiliated companies.
In addition to our bank lines and securitization programs, GM provides us with financial resources through a tax sharing agreement, which effectively defers up to $1.0 billion in taxes that we would otherwise be required to pay to GM over time, and through the $600 million GM Related Party Credit Facility.
Additionally, we have a sub-limit of $4.0 billion available to borrow under GM's three-year $5.5 billion secured revolving credit facility. Our borrowings under this facility are limited by GM's ability to also borrow under the facility. If we borrow under this facility, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business.

RESULTS OF OPERATIONS
As a result of our acquisition of the international operations, the results of our operations for the periods presented are not comparable and, therefore, there is no narrative discussion with respect to the International Segment included below. We have presented the quantitative information regarding the results of our operations in a tabular format in order to clearly show the impact of the international operations acquisition during the periods presented for 2013. Narrative discussion is included below to address the results of our operations attributable only to our North America Segment for the comparable periods presented. This narrative discussion is not, however, reflective of our entire business. The remainder of the difference between our total results in each category of our results of operations and the corresponding period in 2012 is solely resulting from our acquisition of the international operations.
Three Months Ended September 30, 2013 as compared to
Three Months Ended September 30, 2012
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Three Months Ended September 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Average consumer finance receivables	$11,438	$7,448	$18,886	$10,657	$781	7.3%
Average commercial finance receivables	1,244	3,781	5,025	222	1,022	460.4
Average finance receivables	12,682	11,229	23,911	10,879	1,803	16.6
Average leased vehicles, net	2,883	4	2,887	1,483	1,400	94.4
Average earning assets	$15,565	$11,233	$26,798	$12,362	$3,203	25.9%
Average consumer finance receivables increased $781 million from September 30, 2012 to September 30, 2013, primarily because loan originations for the past twelve months exceeded portfolio liquidation through payments and defaults. We purchased $1.3 billion and $1.5 billion of consumer finance receivables in the North America Segment for the three months ended September 30, 2013 and 2012. The average new consumer loan size increased to $21,551 for the three months ended September 30, 2013 from $21,482 for the three months ended September 30, 2012. The average annual percentage rate for consumer finance receivables purchased during the three months ended September 30, 2013 decreased to 13.5% from 13.9% during the three months ended September 30, 2012, primarily due to pricing adjustments driven by lower cost of funds.
Average commercial finance receivables increased $1.0 billion from September 30, 2012 to September 30, 2013, primarily due to the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in that business since that time.
Average leased vehicles, net, increased $1.4 billion from September 30, 2012 to September 30, 2013. We purchased $727 million and $299 million of leased vehicles for the three months ended September 30, 2013 and 2012. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases and our focus on achieving and maintaining a significant minority share of GM's business.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended September 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Finance charge income:
Consumer finance receivables	$426	$147	$573	$415	$11	2.7%
Commercial finance receivables	$10	$64	$74	$2	$8	400.0
Leased vehicle income	$170	$2	$172	$80	$90	112.5
Other income	$16	$32	$48	$17	$(1)	(5.9)
Finance charge income on consumer finance receivables increased by 2.7% to $426 million for the three months ended September 30, 2013, from $415 million for the three months ended September 30, 2012, primarily due to the 7.3% increase in average consumer finance receivables offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 14.8% for the three months ended September 30, 2013, from 15.5% for the three months ended September 30, 2012. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio. The difference between the effective yield and the contractual rates will decrease as the pre-acquisition portfolio amortizes.
Leased vehicle income increased by 112.5% to $170 million for the three months ended September 30, 2013 from $80 million for the three months ended September 30, 2012, due to the increased size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended September 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Operating expenses	$114	$89	$203	$105	$9	8.6%
Leased vehicle expenses	$132	$1	$133	$56	$76	135.7
Provision for loan losses	$108	$9	$117	$78	$30	38.5
Interest expense(a)	$114	$54	$168	$75	$39	52.0
Acquisition and integration expenses		$7	$7
____________________
(a) 2013 amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 13 - "Segment Reporting."
Operating Expenses
Operating expenses were $114 million for the three months ended September 30, 2013, compared to $105 million for the three months ended September 30, 2012. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 74.3% and 70.6% of total operating expenses for the three months ended September 30, 2013 and 2012.
Operating expenses as an annualized percentage of average earning assets decreased to 3.0% from 3.4% for the three months ended September 30, 2013 and 2012, due to efficiency gains resulting from the increase in average earning assets.

Leased Vehicle Expenses
Leased vehicle expenses increased by 135.7% to $132 million for the three months ended September 30, 2013, from $56 million for the three months ended September 30, 2012, due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for the three months ended September 30, 2013 and 2012 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. The provision for consumer loan losses increased to $107 million for the three months ended September 30, 2013 from $78 million for the three months ended September 30, 2012, as a result of the increase in the size of the consumer finance receivables portfolio and normalizing credit trends with slightly higher defaults and delinquencies. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 4.1% and 4.0% for the three months ended September 30, 2013 and 2012.
The provision for loan losses on commercial finance receivables was $1 million for the three months ended September 30, 2013.
Interest Expense
Interest expense increased to $114 million for the three months ended September 30, 2013, from $75 million for the three months ended September 30, 2012. The increase was primarily as a result of an increase in average debt outstanding to $15.5 billion for the three months ended September 30, 2013, from $9.8 billion for three months ended September 30, 2012. Our effective rate of interest on our debt was 2.9% and 3.0% for the three months ended September 30, 2013 and 2012.
Acquisition and Integration Expenses
Acquisition and integration expenses for the three months ended September 30, 2013 of $7 million primarily represent advisory, legal and professional fees and other costs related to the acquisition of the international operations and the pending acquisition of Ally Financial's auto finance and financial services operations in China.
Taxes
Our consolidated effective income tax rate was 32.8% and 38.2% for the three months ended September 30, 2013 and 2012. The decrease in the effective income tax rate is primarily related to the settlement of the IRS audit as well as the acquisition of the international operations, which resulted in income in jurisdictions with lower tax rates and other permanent differences. These decreases were offset by the tax effects of certain non-deductible transaction costs.
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustment of $95 million and $10 million for the three months ended September 30, 2013 and 2012, were included in other comprehensive income. Most of the entities acquired with the international operations acquisition use functional currencies other than the U.S. dollar. The translation adjustment is due to the change in the values of our international currency-denominated assets and liabilities resulting from changes in the value of the U.S. dollar in relation to international currencies during the three months ended September 30, 2013 and 2012.

Nine Months Ended September 30, 2013 as compared to
Nine Months Ended September 30, 2012
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Nine Months Ended September 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Average consumer finance receivables	$11,281	$4,801	$16,082	$10,241	$1,040	10.2%
Average commercial finance receivables	998	2,428	3,426	98	900	918.4%
Average finance receivables	12,279	7,229	19,508	10,339	1,940	18.8
Average leased vehicles, net	2,393	4	2,397	1,227	1,166	95.0
Average earning assets	$14,672	$7,233	$21,905	$11,566	$3,106	26.9%
Average consumer finance receivables increased $1.0 billion from September 30, 2012 to September 30, 2013, primarily because loan originations for the past twelve months exceeded portfolio liquidation through payments and defaults. We purchased $4.0 billion and $4.4 billion of consumer finance receivables in the North America Segment for the nine months ended September 30, 2013 and 2012. The average new consumer loan size increased to $21,468 for the nine months ended September 30, 2013 from $21,259 for the nine months ended September 30, 2012. The average annual percentage rate for consumer finance receivables purchased during the nine months ended September 30, 2013 decreased to 13.4% from 14.2% during the nine months ended September 30, 2012, primarily due to pricing adjustments driven by lower cost of funds.
Average commercial finance receivables increased $900 million from September 30, 2012 to September 30, 2013, primarily due to the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in that business since that time.
Average leased vehicles, net, increased $1.2 billion from September 30, 2012 to September 30, 2013. We purchased $2.2 billion and $1.1 billion of leased vehicles for the nine months ended September 30, 2013 and 2012. The increase leased vehicles purchased was a result of GM's overall increased market penetration in leases and our focus on achieving and maintaining a significant minority share of GM's business.
Revenue:
Revenues were as follows (dollars in millions):

	Nine Months Ended September 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Finance charge income
Consumer finance receivables	$1,262	$289	$1,551	$1,176	$86	7.3%
Commercial finance receivables	$25	$133	$158	$3	$22	n.m.
Lease vehicle income	$411	$4	$415	$199	$212	106.5
Other income	$52	$67	$119	$54	$(2)	(3.7)
____________________
n.m.= not meaningful
Finance charge income on consumer finance receivables increased by 7.3% to $1.3 billion for the nine months ended September 30, 2013, from $1.2 billion for the nine months ended September 30, 2012, primarily due to the 10.2% increase in average consumer finance receivables offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 15.0% for the nine months ended September 30, 2013, from 15.3% for the nine months ended September 30, 2012. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio. The difference between the effective yield and the contractual rates will decrease as the pre-acquisition portfolio amortizes.
Leased vehicle income increased by 106.5% to $411 million for the nine months ended September 30, 2013 from $199 million for the nine months ended September 30, 2012, due to the increased size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Nine Months Ended September 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Operating expenses	$326	$176	$502	$297	$29	9.8%
Leased vehicle expenses	$311	$3	$314	$147	$164	111.6
Provision for loan losses	$283	$28	$311	$188	$95	50.5
Interest expense(a)	$300	$114	$414	$202	$98	48.5
Acquisition and integration expense		$29	$29
____________________
(a) 2013 amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 13 - "Segment Reporting."
Operating Expenses
Operating expenses were $326 million for the nine months ended September 30, 2013, compared to $297 million for the nine months ended September 30, 2012. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 73.2% and 73.8% of total operating expenses for the nine months ended September 30, 2013 and 2012.
Operating expenses as an annualized percentage of average earning assets decreased to 3.1% from 3.4% for the nine months ended September 30, 2013 and 2012, due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 111.6% to $311 million for the nine months ended September 30, 2013, from $147 million for the nine months ended September 30, 2012, due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of consumer finance receivables. The provision for loan losses recorded for the nine months ended September 30, 2013 and 2012 reflects inherent losses on post-acquisition receivables originated during these periods and changes in the amount of inherent losses on consumer finance receivables originated in prior periods. The provision for consumer loan losses increased to $276 million for the nine months ended September 30, 2013 from $188 million for the nine months ended September 30, 2012, as a result of the increase in the size of the consumer finance receivables portfolio and normalizing credit trends with slightly higher defaults and delinquencies. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.6% and 3.7% for the nine months ended September 30, 2013 and 2012.
The provision for loan losses on commercial finance receivables was $7 million for the nine months ended September 30, 2013.
Interest Expense
Interest expense increased to $300 million for the nine months ended September 30, 2013, from $202 million for the nine months ended September 30, 2012. The increase was primarily as a result of an increase in average debt outstanding to $13.7 billion for the nine months ended September 30, 2013, from $9.1 billion for nine months ended September 30, 2012. Our effective rate of interest on our debt decreased to 2.9% for the nine months ended September 30, 2013 from 3.7% for the same period in 2012, due to a lower interest rate environment, as well as the payoff of higher-priced securitization notes payable.

Acquisition and Integration Expenses
Acquisition and integration expenses for the nine months ended September 30, 2013 of $29 million primarily represent advisory, legal and professional fees and other costs related to the acquisition of the international operations and the pending acquisition of Ally Financial's auto finance and financial services operations in China.
Taxes
Our consolidated effective income tax rate was 33.9% and 37.8% for the nine months ended September 30, 2013 and 2012. The decrease in the effective income tax rate is primarily related to the settlement of the IRS audit as well as the acquisition of the international operations, which resulted in income in jurisdictions with lower tax rates and other permanent differences. These decreases were offset by the tax effects of certain non-deductible transaction costs.
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustment of $30 million and $9 million for the nine months ended September 30, 2013 and 2012, were included in other comprehensive income. Most of the entities acquired with the international operations acquisition use functional currencies other than the U.S. dollar. The translation adjustment is due to the change in the values of our international currency-denominated assets and liabilities resulting from changes in the value of the U.S. dollar in relation to international currencies during the nine months ended September 30, 2013 and 2012.
CREDIT QUALITY
Consumer Finance Receivables
In the North America Segment, we primarily provide financing in relatively high-risk markets, and therefore anticipate a corresponding high level of delinquencies and charge-offs. In the International Segment, the consumer financing we provide is generally prime lending and considered lower-risk; therefore we expect correspondingly lower levels of delinquencies and charge-offs.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance	$1,154	$445	$1,599	$2,162
Pre-acquisition consumer finance receivables - carrying value	$1,028	$424	$1,452	$1,958
Post-acquisition consumer finance receivables, net of fees	10,313	7,352	17,665	8,831
	11,341	7,776	19,117	10,789
Less: allowance for loan losses	(453)	(14)	(467)	(345)
Total consumer finance receivables, net	$10,888	$7,762	$18,650	$10,444
Number of outstanding contracts	730,944	711,282	1,442,226	740,814
Average amount of outstanding contract (in dollars)(a)	$15,688	$10,962	$13,357	$14,839
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees	4.4%	0.2%	2.6%	3.9%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

The allowance for loan losses for the North America Segment as a percentage of post-acquisition consumer finance receivables, net of fees has increased due to normalizing credit trends with slightly higher defaults and delinquencies. The allowance for the acquired international receivables was eliminated in acquisition accounting at the acquisition dates. As a result, the allowance at September 30, 2013 represents an estimate of losses inherent in only the receivables originated since the acquisition dates. The allowance for losses for the International Segment will grow over time as the post-acquisition loan balance grows. However, the allowance for losses for the International Segment is expected to be much less than that for the North America Segment due to the higher credit quality of its originations.

Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	September 30,
	2013					2012
	North America		International	Total		North America
	Amount	Percent of Contractual Amount Due	Amount	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$690	6.0%	$49	$739	3.8%	$561	5.2%
Greater - than 60 days	247	2.2	44	291	1.5	204	1.9
	937	8.2	93	1,030	5.3	765	7.1
In repossession	41	0.4	4	45	0.3	38	0.3
	$978	8.6%	$97	$1,075	5.6%	$803	7.4%
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Our target customer base in the North America Segment is predominantly sub-prime; therefore, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.
Delinquencies in the North America Segment increased from 5.2% at September 30, 2012 to 6.0% at September 30, 2013, consistent with a greater concentration of loans with lower average credit scores at September 30, 2013 and normalizing credit trends. Our customer base in the International Segment is primarily prime; therefore, delinquency levels are much lower.
Deferrals
Due to the lower-risk nature of the consumer base in the International Segment, it is unnecessary to offer deferrals as frequently as in the North America Segment, which leads to the overall level of deferrals in the International Segment to be immaterial. Therefore, the following information regarding deferrals is presented for consumer finance receivables in the North America Segment only.
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
Due to the nature of our consumer base in the North America Segment and policies and guidelines of the deferral program, which policies and guidelines have not changed materially in several years, approximately 50% to 60% of accounts historically comprising the consumer finance receivables in the North America Segment receive a deferral at some point in the life of the account.
An account for which all delinquent payments are deferred or paid in a deferment transaction is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 6.7% and 5.7% for the three months ended September 30, 2013 and 2012 and 6.3% and 5.4% for the nine months ended September 30, 2013 and 2012. The increase in deferrals correlates to the increase in delinquent consumer finance receivables in North America Segment, as discussed above.

The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	September 30, 2013	December 31, 2012
Never deferred	75.9%	77.8%
Deferred:
1-2 times	20.4	18.1
3-4 times	3.7	4.1
Total deferred	24.1	22.2
Total	100.0%	100.0%
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
Troubled Debt Restructurings
See Note 4 - "Finance Receivables" to our condensed consolidated financial statements in this Form 10-Q for further discussion of TDRs.
Credit Losses - non-GAAP measure
We analyze portfolio performance of both the pre- and post-acquisition finance receivables portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, information on credit losses, on a combined basis, facilitates comparisons of current and historical results.
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in millions):

	Three Months Ended September 30,
	2013			2012
	North America(a)	International	Total	North America(a)
Charge-offs	$153	$18	$171	$82
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	34	4	38	67
Total credit losses	$187	$22	$209	$149
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.

	Nine Months Ended September 30,
	2013			2012
	North America(a)	International	Total	North America(a)
Charge-offs	$401	$18	$419	$186
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	123	9	132	236
Total credit losses	$524	$27	$551	$422
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolios) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended September 30,
	2013			2012
	North America	International(a)	Total(a)	North America
Repossession credit losses	$180	$18	$198	$139
Less: recoveries	(105)	(15)	(120)	(82)
Mandatory credit losses(b)	7	4	11	10
Net credit losses	$82	$7	$89	$67
Net annualized credit losses as a percentage of average consumer finance receivables(c)	2.8%	0.4%	1.9%	2.5%
Recoveries as a percentage of gross repossession credit losses	58.7%			59.2%

	Nine Months Ended September 30,
	2013			2012
	North America	International(a)	Total(a)	North America
Repossession credit losses	$519	$18	$537	$418
Less: recoveries	(313)	(15)	(328)	(257)
Mandatory credit losses(b)	5	9	14	4
Net credit losses	$211	$12	$223	$165
Net annualized credit losses as a percentage of average consumer finance receivables(c)	2.5%	0.4%	1.9%	2.2%
Recoveries as a percentage of gross repossession credit losses	60.3%			61.5%
_________________

(a)
Repossession credit losses for the International Segment represent the write-down of receivables to net realizable value, net of any recovery payments received. As a result, a calculation of recoveries as a percentage of gross repossession credit losses is not meaningful.

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
While the accounting related to charge-offs has been impacted by the application of acquisition accounting related to acquisitions, the dollar amount and percentage of net credit losses is comparable between the pre-acquisition and the post-acquisition portfolios. Net credit losses as a percentage of average consumer finance receivables outstanding may vary from period to period based upon the average credit scores in the portfolio which reflects our underwriting strategies and risk tolerance, the average age or seasoning of the portfolio and economic conditions.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America
Commercial finance receivables, net of fees	$1,357	$3,889	$5,246	$560
Less: allowance for loan losses	(13)	(16)	(29)	(6)
Total commercial finance receivables, net	$1,344	$3,873	$5,217	$554
Number of dealers	252	2,387	2,639	101
Average carrying amount per dealer	$5	$2	$2	$5
Commercial finance receivables are assessed for impairment and any required allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At September 30, 2013, there were no outstanding commercial finance receivables classified as TDRs.
There were no charge-offs of commercial finance receivables during the nine months ended September 30, 2013. The accrual of finance charge income has been suspended on $2 million of commercial finance receivables (based on contractual amount due) as of September 30, 2013.
At September 30, 2013, 99.7% of our commercial finance receivables were current with respect to payment status.
Leased Vehicles
At September 30, 2013 and 2012, 99.0% and 99.4% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default were $7 million and $2 million for the three months ended September 30, 2013 and 2012 and $16 million and $4 million for the nine months ended September 30, 2013 and 2012.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, borrowings under secured and unsecured debt, collections and recoveries on finance receivables and issuances of senior notes. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, acquisitions, repayment of secured and unsecured debt, funding credit enhancement requirements for secured facilities, operating expenses and interest costs.
We used cash of $6.3 billion and $4.4 billion for the purchase of consumer finance receivables during the nine months ended September 30, 2013 and 2012. We used cash of $1.7 billion and $857 million for the purchase of leased vehicles during the nine months ended September 30, 2013 and 2012. These purchases and fundings were financed initially utilizing cash and borrowings on our secured and unsecured credit facilities. Subsequently, our strategy is to obtain long-term financing for consumer finance receivables and leased vehicles through securitization transactions, most notably in the U.S. and Canada, but also in certain other countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the United Kingdom.
Liquidity
Our available liquidity consists of the following (in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1,756	$1,289
Borrowing capacity on unpledged eligible assets	1,905	1,349
Borrowing capacity on committed unsecured lines of credit	249
Borrowing capacity on GM Related Party Credit Facility	600	300
	$4,510	$2,938
The increase in liquidity is due primarily to the following: (i) the issuance of $2.5 billion in senior unsecured notes, (ii) a capital contribution from GM of $1.3 billion, (iii) the addition of $970 million in cash and borrowing capacity available to the international operations, (iv) the addition of new warehouse facilities to fund our commercial lending finance receivables in the North America

Segment and (v) a $300 million increase in the capacity of our GM Related Party Credit Facility, offset by (i) the payment of $2.5 billion in consideration for the international operations acquisition and (ii) the repayment of $1.4 billion of debt that was assumed as part of the international operations acquisition. Our current level of liquidity is considered sufficient to meet our obligations.
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
As of September 30, 2013, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$8,657	$3,616
Revolving commercial asset-secured facilities(b)	3,401	2,493
Total secured	12,058	6,109
Unsecured committed facilities	636	387
Unsecured uncommitted facilities(c)		842
Total unsecured	636	1,229
GM Related Party Credit Facility	600
Total advances outstanding	$13,294	$7,338
Acquisition accounting discount		(20)
	$13,294	$7,318
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers, primarily for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $455 million in unused borrowing capacity on these facilities as of September 30, 2013.

See Note 6 - "Debt" to our condensed consolidated financial statements in this Form 10-Q for further discussion of the terms of our revolving credit facilities.
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of September 30, 2013, we were in compliance with all covenants in our credit facilities.
Term Financing
We seek to finance our consumer finance receivables and leases through public and private term securitization transactions, most notably in the U.S. and Canada, but also in certain other countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the United Kingdom. The proceeds from the transactions were primarily used to repay borrowings outstanding under our revolving credit facilities.

A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Issuance Amounts			Note Balance At September 30, 2013
2007	June 2018			$74		$	$71
2010	July 2017	-	April 2018	200	-	850	730
2011	July 2018	-	December 2019	541	-	1,000	2,078
2012	June 2019	-	July 2020	506	-	1,300	4,643
2013	May 2018	-	December 2021	718	-	1,100	4,846
Total active securitizations							12,368
Acquisition accounting discount							(11)
							$12,357
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.
Our securitizations utilize special purpose entities which are also VIE's that meet the requirements to be consolidated in our financial statements. See Note 7 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
FORWARD-LOOKING STATEMENTS
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" and/or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("the Commission"), including our Annual Report on Form 10-K for the year ended December 31, 2012. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of GMAC-SAIC and integrate the international operations into our business successfully;
•changes in general economic and business conditions;

•	GM's ability to sell new vehicles in the markets we serve in North America, Europe and Latin America that we finance;
•interest rate and currency fluctuations;
•our financial condition and liquidity, as well as future cash flows and earnings;
•competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;
•the availability of sources of financing;
•the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;
•the viability of GM-franchised dealers that are commercial loan customers;
•the prices at which used cars are sold in the wholesale auction markets; and
•changes in business strategy, including acquisitions and expansion of product lines and credit risk appetite.
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
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
On April 1, 2013, we acquired all of Ally Financial's auto finance and financial services operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico. On June 1, 2013, we acquired Ally Financial's auto finance and financial services operations in France and Portugal. These operations collectively represent a change that may have materially affected our internal control over financial reporting during the periods ended September 30, 2013. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the international operations. We are currently in the process of integrating the internal controls and procedures of the international operations, including a preliminary assessment of internal controls over financial reporting, with our North American operations, which may materially affect our internal control over financial reporting. We expect to exclude the international operations from our December 31, 2013 assessment of and report on internal control over financial reporting, but we expect to perform an assessment of and report on internal control over financial reporting of all of the operations of the combined company as of December 31, 2014. Other than the operations acquired, there have been no other changes made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On April 1, 2013, we completed a transaction under which we acquired Ally Financial's equity interests in its top-level holding companies that comprise substantially all of Ally Financial's auto finance and financial services business in Europe other than in France and Portugal and Latin America other than Brazil, pursuant to the Purchase and Sale Agreement entered into on November 21, 2012.  On June 1, 2013 we completed the acquisition of Ally Financial's auto finance and financial services business in France and Portugal. On October 1, 2013, we completed the acquisition of Ally Financial's auto finance and financial services business in Brazil. As a result of these transactions, we now have operations outside of North America and these operations are exposed to additional risks that could affect them such as the following:

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
In addition, in connection with the May 2013 offering of senior notes, we described additional risks as set forth on Exhibit 99.3 to the Current Report on Form 8-K dated and filed on May 6, 2013, and incorporated herein by reference.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	October 30, 2013	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the nine months ended September 30, 2013 (this "report");

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

Dated: October 30, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the nine months ended September 30, 2013 (this "report");

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

Dated: October 30, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2013 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2013 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer