Form 10-K
period 2013-12-31
General Motors Financial Company, Inc.
filed 2014-02-06
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 6, 2014, there were 502 shares of the registrant's common stock, par value $1.00 per share, outstanding. All of the registrant's common stock is owned by General Motors Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form on the reduced disclosure format.

GENERAL MOTORS FINANCIAL COMPANY, INC.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" and/or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K for the year ended December 31, 2013. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of Ally Financial Inc.'s ("Ally Financial") auto finance and financial services operations in China and integrate those operations into our business successfully;

•	changes in general economic and business conditions;

•	General Motors Company's ("GM") ability to sell new vehicles that we finance in the markets we serve in North America, Europe and Latin America;

•	interest rate and currency fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	changes in business strategy, including acquisitions and expansion of product lines and credit risk appetite.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.
INDUSTRY DATA
In this Form 10-K, we rely on and refer to information regarding the automobile finance industry from market research reports, analyst reports and other publicly available information.
AVAILABLE INFORMATION
We make available free of charge through our website, www.gmfinancial.com, our AmeriCredit Automobile Receivables Trust and securitization information and all materials that we file electronically with the SEC, including our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC.
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
General Motors Merger
On October 1, 2010, General Motors Holdings LLC ("GM Holdings"), a Delaware limited liability company and a wholly-owned subsidiary of GM, completed its $3.5 billion acquisition of AmeriCredit Corp. (the "Merger"). Following the Merger, our name was changed to General Motors Financial Company, Inc. ("GM Financial" or the "Company").
Acquisition of Ally Financial International Operations
We acquired Ally Financial's auto finance and financial services operations in Germany, the United Kingdom ("U.K."), Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico on April 1, 2013. We acquired Ally Financial's auto finance and financial services operations in France and Portugal on June 1, 2013, and we completed the acquisition of Ally Financial's auto finance and financial services operations in Brazil on October 1, 2013. The aggregate consideration for these acquisitions was $3.3 billion, subject to certain closing adjustments. In addition to the purchase price, we also funded intercompany loans to certain of the entities we acquired in Europe, of which $1.4 billion was used to repay loans from Ally Financial to such European entities. The operations that we have acquired as of December 31, 2013 from Ally Financial are referred to as the "international operations." Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), which conducts auto finance operations in China, and we expect to complete the transaction in 2014.
The results of operations of the international operations since the applicable acquisition dates are included in our financial statements for the year ended December 31, 2013. Certain amounts previously presented related to the international operations have been and will continue to be updated as a result of the finalization of acquisition accounting adjustments.
General
GM Financial, the wholly-owned captive finance subsidiary of GM, is a global provider of automobile financing solutions. As of December 31, 2013, our portfolio consisted of $33.3 billion of auto loans and leases and commercial dealer loans, comprised of $16.8 billion in North America and $16.5 billion in our international operations. Our strategic relationship with GM began in September 2009 and includes a subvention program pursuant to which GM provides its customers access to discounted financing on select new GM models by paying us cash in order to offer lower rates on the loans and leases we purchase from GM-franchised dealerships. We were acquired by GM in October 2010 to provide captive financing capabilities to strategic and underserved segments of GM's markets. In 2013, we expanded the markets we serve by acquiring the international operations, which currently provide us with the ability to serve GM dealers and consumers in Europe and Latin America. Upon completion of the acquisition of the equity interest in GMAC-SAIC, we will have a global footprint that covers approximately 80% of GM's worldwide vehicle sales and includes both prime and subprime capabilities for consumer loans and leases and broad commercial lending capabilities for GM-franchised dealerships. Additionally, we maintain a significant share of the sub-prime auto finance market for used vehicles in North America, supporting used vehicle sales by both GM and non-GM-franchised dealerships.
North American Operations
General
We have been operating in the automobile finance business in North America since September 1992. We purchase auto finance contracts for new and used vehicles from GM and non-GM-franchised and select independent automobile dealerships. We also offer a lease financing product for new GM vehicles and a commercial lending program primarily for GM-franchised dealerships. Our lending product is primarily offered to consumers who typically are unable to obtain financing from traditional sources such as banks and credit unions. We utilize a proprietary credit scoring system to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan and lease pricing and structure. We service our loan and lease portfolios at regional centers using automated servicing and collection systems. Funding for our auto finance activities is primarily obtained through the utilization of our credit facilities and through securitization transactions.
We have historically maintained a significant share of the sub-prime auto finance market and have, in the past, participated in the prime and leasing sectors of the auto finance industry to a more limited extent. We source our business primarily through our relationships with automobile dealers, which we maintain through our regional credit centers, marketing representatives (dealer relationship managers) and alliance relationships. We believe our growth and origination efforts are complemented by disciplined credit underwriting standards, risk-based pricing decisions and expense management.

As GM's captive finance subsidiary, our business strategy includes increasing the amount of new GM automobile sales by offering competitive financing programs, while at the same time continuing to remain a valuable financing source for loans for non-GM-franchised dealerships. In addition to our GM-related loan origination efforts, we offer a full credit spectrum lease financing product for new GM vehicles exclusively to GM-franchised dealerships in the U.S. Through the acquisition of an independent auto lease provider in Canada, in April 2011, we also offer lease financing for new GM vehicles in Canada. In April 2012, we expanded our business to include commercial lending for GM-franchised dealerships in the U.S. and, in 2013, we expanded our commercial lending business for GM-franchised dealerships in Canada. Additionally, in August 2012, we expanded our Canadian business to include sub-prime consumer financing for GM-franchised dealerships. Our increasing linkage with GM is evidenced by the percentage of loans and leases we originate for new GM vehicles, which increased to 55% of our total consumer originations volume in 2013, up from 44% in 2012 and 40% in 2011.
Consumer
Target Market. Most of our automobile finance programs are designed to serve customers who have limited access to automobile financing through banks and credit unions. These borrowers typically have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. Because we serve customers who are unable to meet the credit standards imposed by most banks and credit unions we generally charge higher rates than those charged by such sources. Since we provide financing in a relatively high-risk market, we also expect to sustain a higher level of defaults than these other automobile financing sources.
Marketing. As an indirect auto finance provider, we focus our marketing activities on automobile dealers. We are selective in choosing the dealers with whom we conduct business and primarily pursue GM and non-GM-franchised dealerships with new and used car operations; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles. Of the contracts we purchased during 2013, 94% were originated by manufacturer-franchised dealers and 6% by select independent dealers; further, 52% were used vehicles, 27% were new GM vehicles (not including new GM vehicles that we leased during the year) and 21% were new non-GM vehicles. We purchased contracts from 12,973 dealers during 2013, up slightly from 2012. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.
We maintain non-exclusive relationships with the dealers. We actively monitor our dealer relationships with the objective of maximizing the volume of applications received from dealerships with whom we do business that meet our underwriting standards and profitability objectives. Due to the non-exclusive nature of our relationships with dealers, the dealers retain discretion to determine whether to obtain financing from us or from another source for a customer seeking to make a vehicle purchase. Our representatives regularly contact and visit dealers to solicit new business and to answer any questions dealers may have regarding our financing programs and capabilities and to explain our underwriting philosophy. To increase the effectiveness of these contacts, marketing personnel have access to our management information systems which detail current information regarding the number of applications submitted by a dealership, our response and the reasons why a particular application was rejected.
We generally purchase finance contracts without recourse to the dealership. Accordingly, the dealership has no liability to us if the consumer defaults on the contract. The dealership typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of assignment of the contract or the condition of the underlying collateral. Recourse based upon those representations and indemnities would be limited in circumstances in which the dealership has insufficient financial resources to perform upon such representations and indemnities. We do not view recourse against the dealership on these representations and indemnities to be of material significance in our decision to purchase finance contracts from a dealership. Depending upon the contract structure and consumer credit attributes, we may charge dealerships a non-refundable acquisition fee or pay dealerships a participation fee when purchasing finance contracts. These fees are assessed on a contract-by-contract basis.
Origination Network. Our origination platform provides specialized focus on marketing our financing programs and underwriting loans and leases. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans and leases. Our sales and underwriting groups are further segregated with separate teams servicing GM-franchised dealerships and non-GM-franchised dealerships, allowing us to continue efficient service for our non-GM dealerships under the "AmeriCredit" brand while providing GM-franchised dealerships the broader loan, lease and commercial lending products we offer under the "GM Financial" brand. The underwriters are based in credit centers while the dealer relationship managers are aligned with the credit centers and work remotely in their service area. We believe that the personal relationships our credit underwriters and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.
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
Manufacturer Relationships. We have programs with GM and other new vehicle manufacturers, typically known as subvention programs, under which the manufacturers provide us cash payments in order for us to offer lower rates on finance and lease contracts we purchase from the manufacturers' dealership network. The programs serve our goal of increasing new loan and lease originations and the manufacturers' goal of making credit more available and more affordable to consumers purchasing vehicles sold by the manufacturer.
Origination Data. The following table sets forth information with respect to the number of credit centers, number of dealer relationship managers, aggregate amount of loan and lease contracts purchased and number of producing dealerships for the periods set forth below (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Number of credit centers	17	17	16
Number of dealer relationship managers	205	204	172
Origination volume(a)	$7,956	$6,922	$6,072
Number of producing dealerships(b)	12,973	12,753	12,349
_________________

(a)	Amounts for years ended December 31, 2013, 2012 and 2011 include $2.8 billion, $1.3 billion and $1.0 billion of contracts purchased through our leasing programs.

(b)	A producing dealership refers to a dealership from which we purchased a contract in the respective period.
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
The proprietary credit scoring system incorporates data contained in the customer's credit application, credit bureau report and other third-party data sources as well as the structure of the proposed financing and produces a statistical assessment of these attributes. This assessment is used to rank-order applicant risk profiles and recommend the prices we should charge for different risk profiles. Our credit scorecards are monitored through comparison of actual versus projected performance by score. Periodically, our proprietary scorecards are refined based on new information, including identified correlations between portfolio performance and data obtained in the underwriting process.
GM sponsors special-rate financing programs available through us to consumers purchasing or leasing new GM vehicles. Under these programs, after we determine the appropriate price to charge for an applicant's risk profile, GM may provide us with an interest supplement or other support payment in return for reducing the rate actually charged to the consumer on the financing contract, thereby making the credit or leasing terms more attractive and affordable to the consumer and supporting the new vehicle sales transaction. Generally, the amount of the interest supplement or support payment from GM offsets the lower interest charges or rent factor to be received by us over the life of the financing contract.
In addition to our proprietary credit scoring system, we utilize other underwriting guidelines. These underwriting guidelines are comprised of numerous evaluation criteria, including, but not limited to, (i) identification and assessment of the applicant's willingness and capacity to repay the loan or lease, including consideration of credit history and performance on past and existing obligations; (ii) credit bureau data; (iii) collateral identification and valuation; (iv) payment structure and debt ratios; (v) insurance information; (vi) employment, income and residency verifications, as considered appropriate; and (vii) in certain cases, the creditworthiness of a co-obligor. These underwriting guidelines, and the minimum credit risk profiles of applicants we will approve as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.
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
Finance contract application packages completed by prospective obligors are received electronically through web-based platforms that automate and accelerate the financing process. Upon receipt or entry of application data into our application processing system, a credit bureau report and other third-party data sources are automatically accessed and a proprietary credit score is computed. A substantial percentage of the applications received by us fails to meet our minimum credit score requirement and is automatically declined. For applications that are not automatically declined, our underwriting personnel continue to review the application package and judgmentally determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. We approve approximately 35-40% of loan applicants and 60-70% of lease applicants for credit. Dealerships are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.
After we have been informed that we have been selected as the financing source, the dealerships send us completed contract packages. Contract documentation is scanned to create electronic images and electronically forwarded to one of our centralized processing departments. A processing representative verifies certain applicant employment, income and residency information, if necessary. Contract terms, insurance coverage and other information may be verified or confirmed with the customer. The original documents are subsequently sent to our centralized account services department and critical documents are stored in a fire-resistant vault.
Once a contract is cleared for funding, the funds are electronically transferred to the dealer or a check is issued. Upon funding the contract, we acquire a perfected security interest in the automobile that was financed. Daily funding reports are generated for review by senior operations management. All of our loan contracts are fully-amortizing with substantially equal monthly installments.
Credit performance reports track portfolio performance at various levels of detail, including total company, credit center and dealership. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new originations. We review profitability metrics on a consolidated basis, as well as at the credit center, origination channel, dealership and contract levels. Key application data, including credit bureau and credit score information, contract structures and terms and payment histories are maintained. Our credit risk management department also regularly reviews the performance of our credit scoring system and is responsible for the development and enhancement of our credit scorecards.
Servicing. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. Our payment processing and customer service activities are operated centrally in Arlington, Texas and Toronto, Ontario. Collection activities are operated through four regional standardized collection centers in North America (Arlington, Texas; Toronto, Ontario; Chandler, Arizona; and Charlotte, North Carolina). We currently use a third party to provide certain services, including early collections and customer service, on our U.S. lease portfolio.
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
A predictive dialing system is utilized to make telephone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials telephone numbers of multiple customers from a file of records extracted from our database. Once a connection is made to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. Accounts that the system has been unable to reach within a specified number of days are flagged, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to contact a larger number of customers daily.
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
Statistically-based behavioral assessment models are used in our loan servicing activities to project the relative probability that an individual account will default. The behavioral assessment models are used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio. At times, we offer payment deferrals to customers who have encountered financial difficulty that has hindered their ability to pay as contracted. A deferral allows the customer to move delinquent payments to the end of the contract, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer's past payment history and behavioral score and assesses the customer's desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with our policies and guidelines. Exceptions to our policies and guidelines for deferrals must be approved in accordance with these policies and guidelines. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. Exceptions are also monitored by our centralized credit risk management function.
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
Commercial
Overview. Our commercial lending offerings consist of floor plan financing, which is lending to finance the purchase of vehicle inventory, also known as wholesale or inventory financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Floor Plan Financing. We support the financing of new and used vehicle inventory purchases by primarily GM-franchised dealerships and their affiliates before sale or lease to the retail customer. We also provide floor plan financing to non-GM-franchised dealerships, which are typically affiliated by common ownership with a GM-franchised dealership. Financing is provided through lines of credit extended to individual dealerships. In general, each floor plan line is secured by all financed vehicles and by other dealership assets and typically the continuing personal guarantee of the dealership's ownership. Additionally, to minimize our risk, under certain circumstances, such as dealership default, GM and other manufacturers are obligated to repurchase the new vehicle inventory. The amount we advance to dealerships for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support the dealerships' used car inventory needs, we advance funds to the dealership or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located.
Floor plan lending is usually structured to yield interest at a floating rate indexed to the prime rate. The rate for a particular dealership is based on, among other things, the dealership's credit worthiness, the amount of the credit line, the risk rating and whether or not the dealership is in default. Interest on floor plan loans is generally payable monthly.
Dealer Loans. We also make loans to finance improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate. These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, a priority security interest in other dealership assets and typically the continuing personal guarantees from the owners of the dealerships and/or the real estate. Dealer loans are structured to yield interest at fixed or floating rates. Floating rate loans are generally indexed to the prime rate. Interest on dealer loans is generally payable monthly.
Underwriting. Each dealership is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating may affect the pricing and guides the management of the account. We monitor the level of borrowing under each dealership's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealership, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line, either temporarily or for an extended period of time, or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealership, we may demand payment of interest and principal on wholesale credit lines at any time.
Servicing. Our commercial loan servicing operations are centrally located. Commercial loan servicing activities include dealership customer service, account maintenance, exception processing, credit line monitoring and adjustment and insurance monitoring.
We require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the retail customer. Upon the sale of the collateral, the dealer must repay the advance on the sold vehicle according to the repayment terms. Typically the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the master loan agreement as to repayment terms and to determine the status of our collateral.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our credit facilities and, with respect to our loan and lease originations, through securitization transactions.
Credit Facilities. Loans and leases are typically funded using credit facilities with participating banks providing financing either directly or through institutionally-managed commercial paper conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets and cash. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, lease-related assets and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR") or prime rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents.
Securitizations. We pursue a financing strategy of securitizing our consumer loan and lease originations to diversify our funding sources and free up capacity on our credit facilities for the purchase of additional automobile loans and the origination of additional leases. The public asset-backed securities market has traditionally allowed us to finance our auto loan portfolio at fixed interest rates over the life of a securitization transaction, thereby locking in the excess interest spread on our loan portfolio. We also finance our consumer loan and lease program through private securitization transactions.
Proceeds from securitizations are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases and lease originations.

In our securitizations, we, through wholly-owned subsidiaries, transfer loans or lease-related assets to newly-formed securitization trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors. When we transfer loans or leases to a Trust, we make certain representations and warranties regarding the loans and lease-related assets. These representations and warranties pertain to specific aspects of the loans or leases, including the origination of the loans or leases, the obligors of the loans or leases, the accuracy and legality of the records, computer tapes and schedules containing information regarding the loans or leases, the financed vehicles securing the loans or leases, the security interests in the loans or leases, specific characteristics of the loans or leases, and certain matters regarding our servicing of the loans or leases, but do not pertain to the underlying performance of the loans or leases. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any loan or lease, we are obligated to repurchase the loan or lease from the Trust. Historically, repurchases due to a breach of a representation or warranty have been insignificant.
We utilize senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the assets transferred, as well as credit trends of our entire portfolio and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower-rated subordinated bonds at rates we consider acceptable.
The credit enhancement requirements in our securitization transactions include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization, whereby more loans or leases are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Our securitization transactions typically do not contain portfolio performance ratios which could increase the minimum credit enhancement levels.
From time to time, we finance consumer loans or lease-related assets in private securitization transactions. We executed two such transactions in 2013 for our U.S. and Canadian lease programs. The structures of these transactions are similar to our other securitization structures. Over time, we also plan to obtain financing for our leasing and floor plan programs through public securitization transactions.

Financing Structure. The following chart provides a simplified overview of the relationship between us and other key parties to a credit facility or securitization transaction:

International Operations
General
Our international auto finance and financial services activities in Europe include operations in Germany, the U.K., Austria, France, Italy, Switzerland, Sweden, Belgium, the Netherlands, Luxembourg, Spain, Greece and Portugal; The Latin American operations are located in Mexico, Chile, Colombia and Brazil. The international operations had finance receivables of $16.5 billion as of December 31, 2013. The international operations have extensive histories in their respective countries of operation and broad global capabilities, having operated in Europe for over 90 years, Mexico and Brazil for over 70 years, and Chile and Colombia for over 30 years. Pending certain regulatory and other approvals, we expect to complete the acquisition of the equity interest in GMAC-SAIC in 2014. These approvals include completing a new joint venture agreement with the other equity interest holders of GMAC-SAIC and obtaining regulatory approvals of such agreement. We are currently negotiating the agreement and once complete it is expected to take approximately nine months to obtain regulatory approvals.
The international operations were formerly a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM, and due to this longstanding relationship, the international operations have substantial business related to GM and its dealer network. During 2013, the international operations financed 33% of GM's automobile sales in countries where both GM operated and where the international operations provided consumer financing. Also, during 2013, the international operations financed over 90% of GM's dealer inventory in countries where both GM operated and where the international operations provided dealer financing.
Consumer
Target Market. For consumer lending activities, we employ an indirect-to-consumer model. Consumer products include retail installment loans and finance leases, and various insurance products, such as credit life, gap and extended warranty coverage. We primarily provide financing to prime quality consumers purchasing new GM vehicles. Because the international consumer portfolio contains a large portion of loans to prime quality borrowers, the default rates tend to be lower than in our North America operations and, therefore, the net interest spreads on the international consumer portfolio tend to reflect this lower risk.
Dealer Relationships. We have relationships with approximately 3,000 automobile dealerships in Europe and Latin America. We use a "dealer-centric" approach and focus our marketing activities on automobile dealerships, primarily GM-franchised dealerships. Because of the long history we have in our countries of operation, we have deep relationships with dealership customers and have financed a majority of them since the dealership's inception. We employ a "high-touch" model that involves regular contact and dealer visits by relationship managers to maintain these strong relationships and to encourage volume growth. In some dealerships, our personnel maintain an on-site presence. The dealer-centric business model encourages dealers to use the broad range of products through incentive programs which reward individual dealers based on the depth and breadth of their relationship.
Manufacturer Relationships. We also have subvention programs with GM in various international markets, under which GM provides cash payments in order for us to offer lower rates on retail loans and finance leases used by consumers to purchase GM vehicles. The programs serve the manufacturer's goal of making vehicles more affordable to consumers without discounting the vehicle and potentially damaging vehicle residual values. GM also offers subvention programs on inventory financing, making it more affordable for a dealer to carry a broader selection of inventory. For 2013, 87% of our consumer loan originations were for new GM vehicles.
Origination Data. The following table sets forth the consumer origination levels for Europe and Latin America, including originations prior to the applicable acquisition dates (in millions):

Year Ended December 31, 2013
Europe	$3,517
Latin America	3,715
Total	$7,232
Underwriting. The international operations, similar to our North American operations, utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of customer demographic, credit bureau attributes and portfolio databases and is tailored to each country where we conduct business. The underwriting process is performed in-country or, in some cases, within certain country clusters in Europe. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor contract structure. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase or changes in certain macroeconomic factors after purchase could negatively affect the credit performance of the international portfolio.
The proprietary credit scoring system incorporates data contained in the customer's credit application and automatically interfaces with multiple sources to produce a credit summary upon which the underwriter bases the decision. These sources include vehicle valuation, fraud and certain databases, as well as credit bureaus and internal servicing systems. The system then produces a statistical assessment of these attributes and rank-orders applicant risk profiles to support the approval decision. The international credit scorecards are monitored through comparison of actual versus projected performance by score. Periodically, the proprietary scorecards are refined based on new information, including identified correlations between portfolio performance and data obtained in the underwriting process. In addition to the proprietary credit scoring system, other underwriting guidelines are utilized, similar to our North America operations.
We underwrite individual credit applications through underwriting specialists in credit centers using a credit approval process tailored to local market conditions. Underwriting personnel have a specific credit authority based upon their experience and historical portfolio results as well as established credit scoring parameters. More experienced specialists are assigned higher approval levels. If the suggested application attributes and characteristics exceed an underwriting specialist's credit authority, each specialist has the ability to escalate the application to a more senior underwriter with a higher level of approval authority. Authorized senior underwriting officers may approve any contract application in accordance with the underwriting guidelines. The application processing system includes controls designed to ensure that credit decisions comply with the credit scoring strategies and underwriting policies and procedures that we have in place at the time.
Finance contract application packages completed by prospective obligors are received electronically through electronic platforms that automate and accelerate the financing process. Upon receipt or entry of application data into the application processing system, a credit bureau report and other third-party data sources are automatically accessed and a proprietary credit score is computed. Applications received that fail to meet the minimum credit score requirement are automatically declined. For applications that meet the initial requirements, underwriting personnel continue to review the application package and judgmentally determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. In Europe, approximately 80% of applicants are approved for credit. In Latin America, approximately 60% of applicants are approved for credit. Dealers are contacted regarding credit decisions immediately using the electronic platform. Declined applicants are also provided with appropriate notification of the decision.
When dealers select us as the financing source, they send completed contract packages to an international operations processing center. The processing centers are generally co-located with the credit centers. In some countries, the contract packages are received electronically to accelerate the on boarding process and payment to dealers. A processing representative verifies certain applicant employment, income and residency information, if necessary. Contract terms, insurance coverage and other information may be verified or confirmed with the customer. Once a contract is cleared for funding, the funds are electronically transferred to the dealer or a check is issued. Upon funding of the contract, a security interest in the automobile that was financed is generally acquired. Daily reports are generated for review by senior operations management. Credit performance reports track portfolio performance at various levels of detail, including total company, country, product and vintage. Various reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new originations. Key application data, including credit bureau and credit score information, contract structures and terms and payment histories are maintained. The international operations credit risk management department also regularly reviews the performance of the credit scoring system and is responsible for the development and enhancement of its credit scorecards. The credit risk management department also reviews portfolio trends and performance to determine if underwriting criteria need to be adjusted.
Servicing. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. International payment processing and customer service activities are done through a mixture of in-country personnel and third party vendors.
In larger markets, a predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from our database. Once a connection is made to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. Accounts that the system has been unable to reach within a specified number of days are flagged, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to contact a larger number of customers daily.
Once an account reaches a certain level of delinquency, the account moves to one of the advanced collection units. The objective of these collectors is to resolve the delinquent account. We may repossess a financed vehicle if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the financed vehicle.
In many countries, statistically-based behavioral assessment models are used in the loan servicing activities to project the relative probability that an individual account will default. The behavioral assessment models are used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio.
Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of customer bankruptcy, may restrict the ability to dispose of the repossessed vehicle. We engage independent repossession firms to handle repossessions. All repossessions, other than bankruptcy or previously charged-off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract. We pursue collection of deficiencies when such action is deemed to be appropriate.
Commercial
Target Market. The international operations have a long history of providing a full range of financial products to automotive dealers and have had a relationship with most of the GM-franchised dealerships in the countries where it operates since the inception of the dealership. We have a dealer-centric "high-touch" model designed to promote one-stop shopping, ease of use and dealer loyalty. Commercial products offered to dealer customers include new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans, fleet financing and storage center financing. In addition, we provide training to dealer employees to help them maximize the value of these finance and insurance products.

Floor Plan Financing. The largest portion of our commercial finance business is floor plan financing, which supports dealership inventory purchases of new and used vehicles. Financing is provided through lines of credit extended to individual dealerships. In general, each floor plan line is secured by all financed vehicles and by other dealership assets, as well as the continuing personal guarantee of the dealership's owner. Additionally, to minimize risk, under certain circumstances, such as dealership default, manufacturers, including GM, are bound by a repurchase obligation that requires the manufacturer to repurchase the new vehicle inventory according to applicable manufacturer or regulatory parameters. The amount advanced to dealerships for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. The loan proceeds are advanced directly to the manufacturer. The manufacturer frequently pays all of the interest for a set period of time so that the dealer does not initially pay to hold the vehicle. To support the dealers' used car inventory needs, the international operations advance funds to the dealer or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located. Typically, the international operations advance 80% of wholesale book value for used vehicles.
Floor plan lending is structured to yield interest at a floating rate indexed to a short-term market interest rate, except in Germany where fixed rate financing is also offered. The floating rate for a particular dealer is based on, among other things, the dealer's creditworthiness, the amount of the credit line, the risk rating and whether or not the dealer is in default. Interest on floor plan loans is payable monthly.
Dealer Loans. We also make loans to primarily GM-franchised dealerships to finance improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate. These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, a priority security interest in other dealership assets and typically the continuing personal guarantees from the owners of the dealerships. Dealer loans are structured to yield interest at fixed or floating rates. Interest on dealer loans is generally payable monthly.
Underwriting. We utilize a proprietary underwriting system for commercial financing that has been refined through decades of experience in managing economic cycles. The process involves due diligence of various factors, including, but not limited to, collateral analysis, capital sufficiency, operating performance, financial outlook and credit and payment history. The credit risk rating system is two-dimensional with the borrower risk rating reflecting probability of default over the next 12 months, and the facility risk rating reflecting the loss given default. The design of the credit risk rating system and the assignment of credit risk ratings ensure that there is sufficient granularity to differentiate between the credit worthiness among borrowers, and the differing levels of collateral and other credit enhancements. The credit risk rating for each commercial borrower is completed at least once per annum, typically in tandem with the underwriting or credit decision, with deteriorating credits rated more frequently. In general, riskier loans (as defined by both exposure and credit risk ratings) escalate up the credit approval chain consistent with the delegated lending authority. Credit risk ratings are not expected to be static and are updated contemporaneously when facts and circumstances of the borrower, business climate and other material factors are known so that the credit risk rating remains a current reflection of the credit risk associated with a borrower's loans. The underwriting processes are performed in commercial lending centers located in Mexico, Brazil and Germany. These centers are managed by the commercial risk management team, which operates independently of in-country sales and servicing operations. Each credit proposal is underwritten by an underwriter with expertise commensurate with the size and complexity of the transaction and authority approved within the delegated lending authority parameters.
Servicing. The commercial loan servicing operations are conducted in-country, usually co-located with the consumer lending and servicing centers. Commercial servicing staff monitor daily the level of borrowing under each dealer's account. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealer, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line, either temporarily or for an extended period of time, or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time.
We generally require payment of the principal amount of a floor plan financed vehicle upon its sale or lease by the dealership to the retail customer. Upon the sale of the collateral, the dealership must repay the advance on the sold vehicle according to the repayment terms. Typically the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the risk rating. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The frequency and timing of the verifications varies based on the dealership risk rating determined by commercial lending center, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the master loan agreement as to repayment terms and to determine the status of our collateral.

Financing
We primarily finance our international operations through the use of secured and unsecured bank lines, through public and private securitization transactions where such markets are developed and, to a lesser extent in Latin America, through public financing programs like the issuance of commercial paper. Additionally, in Europe a portion of our international operations are funded through intercompany loans. The diversity of these funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term.
We seek to fund each country through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, depending on the characteristics of the receivables and the relative development of debt capital and securitization markets in each country. The Latin American operations have been entirely funded by local sources since 2010 or earlier. While the European operations obtain most of their funding from local sources, they also borrow funds from affiliated companies in other European countries and have an intercompany line of credit. Over time, we expect the European operations to replace the affiliated borrowings, including borrowings on the intercompany line of credit, with local funding.
Secured Credit Facilities.  Loans, leases and floorplan receivables are typically funded using credit facilities with participating banks providing financing either directly or through institutionally-managed commercial paper conduits. Under these funding agreements, we transfer contracts to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such contracts and cash. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of contracts. These subsidiaries are separate legal entities and the finance receivables, lease-related assets and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR"), Euro Interbank Offer Rates ("EURIBOR") or other market specific rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents.  In some instances there may be recourse associated with non-performing assets.
Unsecured Credit Facilities. Generally, the international operations use bank credit facilities as a source of funding. Both committed and uncommitted credit facilities are utilized. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them.
Securitizations. In the UK and Germany we pursue a financing strategy of securitizing our consumer loans via the public asset-backed securities market to diversify our funding sources and free up capacity on our credit facilities for the purchase of additional automobile loans. Proceeds from securitizations are primarily used to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases.
Other Unsecured Debt. From time-to-time we may have a variety of other unsecured funding sources with a number of different lenders in multiple jurisdictions. Although the international operations have historically had active capital markets unsecured funding programs, such programs are not currently a significant source of funding. These programs have included, and may include in the future depending on market conditions and our credit profile, commercial paper and medium term note programs.
Trade Names
We and GM have obtained federal trademark protection for the "AmeriCredit," "GM Financial" and "GMAC" names and the logos that incorporate those names. Certain other names, logos and phrases we use in our business operations have also been trademarked.
Regulation
Our operations are subject to regulation, supervision and licensing under various statutes, ordinances and regulations.
In most jurisdictions in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance companies like us. These rules and regulations generally provide for licensing as a sales finance company or consumer lender or lessor, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors' rights. In certain jurisdictions, we are subject to periodic examination by regulatory authorities.
In certain countries, the international operations include stand-alone entities that operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets.

In the U.S., we are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required of creditors under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan, and the lease terms to lessees of personal property. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, and to respond to consumers who inquire regarding any adverse reporting we submit to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, or have been inducted or called to active military duty.
In the near future, the financial services industry is likely to see increased disclosure obligations, restrictions on pricing and fees and enforcement proceedings. In July 2010 the Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was signed into law. The Dodd-Frank Act is extensive and significant legislation that, among other things:

•
created a liquidation framework under which the Federal Deposit Insurance Corporation ("FDIC") may be appointed as receiver following a "systemic risk determination" by the Secretary of Treasury (in consultation with the President) for the resolution of certain nonbank financial companies and other entities, defined as "covered financial companies," and commonly referred to as "systemically important entities," in the event such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the U.S., and also for the resolution of certain of their subsidiaries;

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

The various requirements of the Dodd-Frank Act, including the many implementing regulations which have yet to be released, may substantially impact our origination, servicing and securitization activities. With respect to the new liquidation framework for systemically important entities in the United States, no assurances can be given that such framework would not apply to us, although the expectation embedded in the Dodd-Frank Act is that the framework will rarely be invoked. Guidance from the FDIC indicates that such new framework will largely be exercised in a manner consistent with the existing bankruptcy laws, which is the insolvency regime which would otherwise apply to us. The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act and the Exchange Act. With the proposed changes we could potentially see an adverse impact in our access to the asset-backed securities capital markets and lessened effectiveness of our financing programs.
The European Market Infrastructure Regulation ("EMIR") came into force in August 2012. In common with the Dodd-Frank Act in the U.S., these rules are intended, among other things, to reduce counterparty risk by requiring that all standardized over-the-counter derivatives are cleared through a central counterparty. We are reviewing EMIR and the related technical standards published by the European Securities and Markets Authority to assess the impact on us.
Additionally, in the U.S., the CFPB and the Federal Trade Commission ("FTC") have recently become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities. The CFPB has recently indicated an intention to review the actions of indirect auto finance companies with regard to pricing activities and issued a bulletin to such lenders on how to limit fair lending risk under the Equal Credit Opportunity Act. Additionally, there have been recent news reports indicating that the CFPB is investigating banks and finance companies over the sale and financing of extended warranties and other add-on products. Both the FTC and CFPB have announced various enforcement actions against lenders in 2012 involving significant penalties, cease and desist orders and similar remedies that, if applicable to auto finance providers and the nature of products, services and operations offered by GM Financial, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.
The Internal Revenue Service's ("IRS") implementation of Foreign Account Tax Compliance Act ("FATCA") was enacted in 2010 and is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. Final regulations were issued by the IRS on January 17, 2013, with the earliest effective dates beginning in January 1, 2014. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements ("IGAs") between the U.S. and the countries in which we do business.
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
Employees
At December 31, 2013, we employed 4,260 people in North America and 1,528 internationally. In North American, none of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.
Internationally, we participate in mandatory national collective bargaining agreements where required and maintain satisfactory working relationships with works councils and trade union representatives where they exist. Notwithstanding formal national and local arrangements, relationships with employees in general are good.
Executive Officers
The following sets forth certain data concerning our executive officers.

Name	Age	Position
Daniel E. Berce	60	President and Chief Executive Officer
Kyle R. Birch	53	Executive Vice President, Chief Operating Officer for North America
Mark F. Bole	50	President, International Operations
Steven P. Bowman	46	Executive Vice President, Chief Credit and Risk Officer
Chris A. Choate	51	Executive Vice President, Chief Financial Officer and Treasurer
DANIEL E. BERCE has been President since April 2003 and Chief Executive Officer since August 2005. Mr. Berce was Vice Chairman and Chief Financial Officer from November 1996 until April 2003. Mr. Berce joined us in 1990.
KYLE R. BIRCH has been Executive Vice President, Chief Operating Officer for North America since October 2013. Prior to that he was Executive Vice President of Dealer Services since May 2003 and Senior Vice President of Dealer Services from July 1999 to April 2003. Mr. Birch joined us in 1997.
MARK F. BOLE has been President, International Operations since April 2013. Prior to that, he was Executive Vice President, International Operations for Ally Financial from April 2005 to March 2013. Mr. Bole joined Ally Financial in 1985.
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
The profitability and financial condition of our operations are dependent upon the operations of our parent, GM.
A material portion of our North American business, approximately 64% of our total consumer originations and substantially all our commercial lending activities for 2013, consists of financing or leasing associated with the sale of new GM vehicles and our relationship with GM-franchised dealerships. The international operations are similarly highly dependent on GM production and sales volume. In 2013, 96% of the new vehicle dealer inventory financing and 87% of the new vehicle consumer financing originations in the international operations were for GM-franchised dealerships and customers. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, or other factors impacting GM or its products, such changes could significantly affect our profitability and financial condition. In addition, GM sponsors special-rate financing programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and our share of financing the sales of GM vehicles. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
There is no assurance that the global automotive market or GM's share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our financial position, liquidity and results of operations.
Our ability to continue to fund our business is dependent on a number of financing sources.
Dependence on Credit Facilities. We depend on various credit facilities to initially finance our loan and lease originations and commercial lending business.
We cannot guarantee that our credit facilities will continue to be available beyond the current maturity dates on reasonable terms or at all. Additionally, as our volume of loan and lease originations increase, and as our commercial lending business grows in North America, we will require the expansion of our borrowing capacity on our existing credit facilities or the addition of new credit facilities. Some of our credit facilities in Europe and Latin America are uncommitted, meaning that the lenders under these facilities are not obligated to fund borrowing requests and may terminate the facilities at any time and for any reason. The availability of these financing sources depend, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail or suspend origination and funding activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
Most of our credit facilities, other than our unsecured $600 million credit facility with GM ("GM Related Party Credit Facility") contain borrowing bases or advance formulas which require us to pledge finance and lease assets in excess of the amounts which we can borrow under those facilities. We are also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under most credit facilities. In addition, the finance and lease assets pledged as collateral must be less than 31 days delinquent at periodic measurement dates. Accordingly, increases in delinquencies or defaults on pledged collateral resulting from weakened economic conditions, or due to our inability to execute securitization transactions or any other factor, would require us to pledge additional finance and lease assets to support the same borrowing levels and to replace delinquent or defaulted collateral. The pledge of additional finance and lease assets to support our credit facilities would adversely impact our financial position, liquidity, and results of operations.
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
Dependence on Securitization Programs.
General. In North America and Europe, we rely upon our ability to transfer finance and leased assets to newly formed securitization Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to purchase additional assets. Accordingly, adverse changes in our asset-backed securities program or in the asset-

backed securities market in general have in the past, and could in the future, materially adversely affect our ability to originate and securitize loans and leases on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity and results of operations.
We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. Additionally, we will require the expansion of our securitization program, or the development of other long-term funding solutions, to fund our North American lease originations and our commercial lending receivables. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the collateral, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market or otherwise, we will be required to revise the scale of our business, including the possible discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.
There can be no assurance that we will continue to be successful in selling securities in the North American or European asset-backed securities markets. Since we are highly dependent on the availability of the asset-backed securities market to finance our operations, disruptions in this market or adverse changes or delays in our ability to access this market would have a material adverse effect on our financial position, liquidity, and results of operations. Reduced investor demand for asset-backed securities could result in our having to hold assets until investor demand improves, but our capacity to hold assets is not unlimited. A reduced demand for our asset-backed securities could require us to reduce our origination levels. Adverse market conditions could also result in increased costs and reduced margins in connection with our securitization transactions.
Securitization Structures. We utilize senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. Sizes of the senior and subordinated classes depend upon rating agency loss assumptions and loss coverage requirements. The market environment for subordinated securities is traditionally smaller than for senior securities and, therefore, can be more challenging than the market for triple-A securities.
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
The amount of the initial credit enhancement on future senior subordinated securitizations will be dependent upon the amount of subordinated securities sold and the desired ratings on the securities being sold. The required initial and targeted credit enhancement levels depend, in part, on the net interest margin expected over the life of a securitization, the collateral characteristics of the pool of assets securitized, credit performance trends of our entire portfolio and the structure of the securitization transaction. Credit enhancement levels may also be impacted by our financial condition and the economic environment. In periods of economic weakness and associated deterioration of credit performance trends, required credit enhancement levels generally increase, particularly for securitizations of higher-risk finance receivables such as our sub-prime loan portfolio. Higher levels of credit enhancement require significantly greater use of liquidity to execute a securitization transaction. The level of credit enhancement requirements in the future could adversely impact our ability to execute securitization transactions and may affect the timing of such securitizations given the increased amount of liquidity necessary to fund credit enhancement requirements. This, in turn, may adversely impact our ability to opportunistically access the capital markets when conditions are favorable.
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
We expect to continue to require substantial amounts of cash. Our primary cash requirements include the funding of:
•loan and lease purchases and commercial finance receivables funding, pending their securitization;
•acquisitions;
•credit enhancement requirements in connection with securitization and credit facilities;
•interest and principal payments under our credit facilities and other indebtedness;
•fees and expenses incurred in connection with the securitization and servicing of loans and leases and credit facilities;
•ongoing operating expenses; and
•capital expenditures.

We require substantial amounts of cash to fund our origination and securitization activities. Additionally, our dealer wholesale and commercial lending business includes loans to dealers for real estate acquisition and development, capital loans and loans for parts and supplies that may not be eligible for pledging under a credit facility or funding in a securitization transaction. Accordingly, our commercial lending business requires substantial amounts of cash to support and grow.
Our primary sources of future liquidity are expected to be:
•payments on loans, leases and commercial lending receivables not yet securitized;
•distributions received from Trusts;
•servicing fees;
•borrowings under our credit facilities or proceeds from securitization transactions; and
•further issuances of other debt securities, both secured and unsecured.
Because we expect to continue to require substantial amounts of cash for the foreseeable future, we anticipate that we will need additional credit facilities and will require the execution of additional securitization transactions and additional debt financings including unsecured note offerings. The type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the capital markets. There can be no assurance that funding will be available to us through these sources or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, we would not have sufficient funds to finance new originations and, in such event, we would be required to revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
We currently have a substantial amount of outstanding indebtedness. In addition, we are required to guarantee a substantial amount of indebtedness incurred by the entities we have acquired. We have also entered into intercompany loan agreements with several of the companies that we acquired, providing these companies with access to our liquidity to support originations and other activities. As of December 31, 2013, we have guaranteed $1.2 billion in indebtedness and entered into $3.2 billion in intercompany loan agreements with our subsidiaries in Europe and Latin America. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.
As our existing debt nears maturity, we will likely seek to refinance all or a portion of it or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations.
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
Defaults and prepayments on contracts and commercial receivables purchased or originated by us could adversely affect our operations.

Our financial condition, liquidity and results of operations depend, to a material extent, on the performance of loans and leases in our portfolio. Obligors under contracts acquired or originated by us, including dealer obligors in our commercial lending portfolio, may default during the term of their loan or lease. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle or, in the case of a commercial obligor, the value of the inventory and other commercial assets we finance, usually does not cover the outstanding amount due to us, including the costs of recovery and asset disposition.
The amounts owed to us by any given dealership or dealership group in our commercial lending portfolio can be significant. The amount of potential loss resulting from the default of a dealer in our commercial lending portfolio can, therefore, be material even after disposing of the inventory and other assets to offset the defaulted obligation. Additionally, because the receivables in our commercial lending portfolio may include complex arrangements including guarantees, inter-creditor agreements, mortgage and other liens, our ability to recover and dispose of the underlying inventory and other collateral may be time consuming and expensive, thereby increasing our potential loss.
We maintain either an allowance for loan losses or a carrying value adjustment on our finance receivables which reflects management's estimates of inherent losses for these receivables. An allowance for loan losses applies to receivables originated subsequent to an acquisition, while a carrying value adjustment applies to receivables originated prior to an acquisition. If the allowance or carrying value adjustment is inadequate, we would recognize the losses in excess of that allowance or carrying value adjustment as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses or carrying value adjustment and the corresponding decrease in earnings could limit our ability to enter into future securitizations and other financings, thus impairing our ability to finance our business.
An increase in defaults would reduce the cash flows generated by us, and distributions of cash to us from our securitizations would be delayed and the ultimate amount of cash distributable to us would be less, which would have an adverse effect on our liquidity.
Consumer prepayments and dealer repayments on commercial obligations, which are generally revolving in nature, affect the amount of finance charge income we receive over the life of the loans. If prepayment levels increase for any reason and we are not able to replace the prepaid receivables with newly-originated loans, we will receive less finance charge income and our results of operations may be adversely affected.
Failure to implement our business strategy could adversely affect our operations.
Our financial position, liquidity and results of operations depend on management's ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective servicing and collection practices, continued investment in technology to support operating efficiency, integration of the international operations we have acquired and will acquire, enhancement and expansion of our product offerings in North America, Europe and Latin America, and continued access to funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.
The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions and independent finance companies.
Many of our competitors have substantially greater financial resources and lower costs of funds than we do. In addition, due to improving economic and favorable funding conditions over the past two to three years, there have been several new entrants in the automobile finance market. Capital inflows from investors to support the growth of these new entrants as well as growth initiatives from more established market participants has resulted in generally increasing competitive conditions. Our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer the dealerships or their customers other products and services, which may not be currently provided by us. Providers of automobile financing have traditionally competed on the basis of rates charged, the quality of credit accepted, the flexibility of terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources for the dealers we serve, we compete predominantly on the basis of our high level of dealer service, strong dealer relationships and by offering flexible contract terms.
Our operations are subject to regulation, supervision and licensing under various statutes, ordinances and regulations.
We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state, federal and foreign regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.
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
The various requirements of the Dodd-Frank Act, including the many implementing regulations which have yet to be released, may substantially impact our origination, servicing and securitization activities. With respect to the new liquidation framework for systemically important entities, no assurances can be given that such framework would not apply to us, although the expectation embedded in the Dodd-Frank Act is that the framework will rarely be invoked. Guidance from the FDIC indicates that such new framework will largely be exercised in a manner consistent with the existing bankruptcy laws, which is the insolvency regime which would otherwise apply to us. The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act of 1933, as amended, and the Exchange Act. With the proposed changes we could potentially see an adverse impact in our access to the asset-backed securities capital markets and lessened effectiveness of our financing programs.
Additionally, the CFPB and the Federal Trade Commission ("FTC") have recently become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities. The CFPB has recently indicated an intention to review the actions of indirect auto finance companies with regard to pricing activities and issued a bulletin to such lenders on how to limit fair lending risk under the Equal Credit Opportunity Act. Additionally, there have been recent news reports indicating that the CFPB is investigating banks and finance companies over the sale and financing of extended warranties and other add-on products. Both the FTC and CFPB announced various enforcement actions against lenders involving significant penalties, cease and desist orders and similar remedies that, if applicable to auto finance providers and the nature of the products, services and operations offered by us, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.
In certain countries, the international operations include stand-alone entities that operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets.
There is a high degree of risk associated with sub-prime borrowers.
The majority of our origination and servicing activities in North America involve sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based pricing and other underwriting policies, and our servicing and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or underprice contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.
Our profitability is dependent upon consumer demand for automobiles and related automobile financing and the ability of consumers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, rising interest rates, volatility in exchange rates and high unemployment.
General. We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because we focus predominantly on sub-prime borrowers in North America, the actual rates of delinquencies, defaults, repossessions and losses with respect to those borrowers are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. While we seek to manage these risks, including the higher risk inherent in financing sub-prime borrowers, through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future securitizations and future credit facilities.
Wholesale Auction Values. We sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. We also sell automobiles returned to us at the end of lease terms. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or slack consumer demand will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles.
Leased Vehicle Residual Values and Return Rates. We project expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results.
Interest Rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our portfolio. As the level of interest rates change, our net interest margin on new originations either increases or decreases since the rates charged on the contracts purchased from dealers are generally fixed rate and are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our financial position, liquidity and results of operations could be adversely affected during any period of higher interest rates, possibly to a material degree.
Foreign Currency Exchange Rates. We are exposed to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates cannot always be predicted or hedged. As a result, unfavorable changes in exchange rates could have an effect on our financial condition, liquidity and results of operations.
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
We depend on the financial condition of GM dealers.
Our profitability is also dependent on the financial condition of the GM-franchised dealerships in our commercial lending portfolio, including the levels of inventory dealers carry in response to consumer demand for new GM vehicles and used vehicles, and the level of wholesale borrowing required by dealers for inventory acquisitions, construction projects to dealership facilities and working capital. Our business may be negatively affected if, during periods of economic slowdown or recession, dealers reduce borrowing for inventory purchases or for other purposes, or are unable to sell or otherwise liquidate vehicle inventories and repay their wholesale, real estate and other loans to us. Decreased consumer demand for GM vehicles can also adversely impact the overall financial condition of GM-franchised dealerships, possibly increasing defaults and net loss rates in our commercial lending portfolio and adversely impacting our ability to grow and, ultimately, our financial condition, liquidity and results of operations.
A security breach or a cyber-attack could adversely affect our business.
A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers' personal information or contract information, or if we give third parties or our employees improper access to our customers' personal information or contract information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory action in certain jurisdictions, particularly in North America and Europe.
We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to alleviate problems caused by such breaches or attacks and our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks. Our security measures are designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, decrease our profitability and damage our reputation.
Additional Risks Related to the International Operations
Because the international operations are located outside North America they are exposed to additional risks.
The international operations that we have and will acquire are subject to many of the same risks as our North American business. In addition to those risks, the international operations are subject to certain additional risks, such as the following:

•	multiple foreign regulatory requirements that are subject to change;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws;

•	restrictions on the ability to repatriate profits or transfer cash into or out of foreign countries and the tax consequences of such repatriations and transfers;

•	devaluations in currencies;

•	political and economic instability, natural calamities, war, and terrorism; and

•
compliance with laws and regulations applicable to international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and international trade and economic sanctions laws.

The effects of these risks may, individually or in the aggregate, adversely affect the international operations.
Hedging strategies may not be successful in mitigating risks associated with changes in foreign-currency exchange rates.
We are exposed to risks related to the effects of changes in foreign-currency exchange rates. While we may attempt to manage exposure to fluctuations in foreign-currency exchange rates through hedging activities, there can be no assurances that these hedging activities will be effective.
The acquisition of the equity interest in GMAC-SAIC may not be completed within the expected timeframe, or at all.
Completion of the acquisition of the 40% non-controlling equity interest in GMAC-SAIC is subject to the satisfaction (or waiver) of a number of conditions, many of which are beyond our control and may prevent, delay or otherwise negatively affect completion of this acquisition. These conditions include, without limitation, the completion of negotiations to amend the joint venture agreement with the counterparties, and the receipt of various approvals from Chinese governmental authorities. The negotiations to amend the joint venture agreement in a manner acceptable to us may not be successful, or governmental authorities may refuse to provide their approval or seek to make their approval subject to compliance with unanticipated or onerous conditions. These conditions could have the effect, among other things, of imposing significant additional costs, limiting revenues, adversely affecting joint venture governance provisions, requiring divestitures of material assets or imposing other operating restrictions, any of which may reduce the anticipated benefits of the acquisition of the equity interest in GMAC-SAIC. We cannot predict whether and when these other conditions will be satisfied or waived, if at all, and if these conditions are not satisfied or waived, we will not be able to complete the acquisition of the 40% non-controlling equity interest in GMAC-SAIC. Failure to complete the acquisition of the equity interest in GMAC-SAIC would, and any delay in completing this acquisition could, prevent us from realizing the overall benefits that we expect from the acquisition of the 40% non-controlling equity interest in GMAC-SAIC.
We may experience difficulties and other challenges integrating the international operations.
The process of integrating the international operations with our business may be complex, costly and time-consuming. The potential difficulties of integrating the international operations include, among others:

•	failure to implement our business plan for the combined business;

•	potential disruption of our present business while we seek to integrate the acquired operations and distraction of management;

•	unanticipated issues in integrating the international operations, including the integration of information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	exposure of our business to unknown, contingent or other liabilities;

•	changes in our business profile in ways that could have unintended negative consequences to us;

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

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

•	related accounting charges that may adversely affect our financial condition and results of operations; and

•	other unanticipated issues, expenses or liabilities.
In addition, we expect to incur significant one-time costs in connection with the acquisition of the international operations and their related integration estimated to be between $60 and $70 million. The costs and liabilities actually incurred in connection with the acquisition and subsequent integration process may exceed those anticipated. We may not accomplish the integration of the international operations smoothly, successfully or within the anticipated costs or timeframe. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition of the international operations and could adversely affect our business.
We will not control the operations of GMAC-SAIC and, upon the expected closing of the acquisition of the equity interest in GMAC-SAIC, we will be subject to the risks of operating in China.
If we acquire GMAC-SAIC, we will not control the operations of GMAC-SAIC, as it is a joint venture, and we will not have a majority interest in the joint venture. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. In addition, upon the expected closing of the acquisition of the equity interest in GMAC-SAIC, we will be subject to the risks of operating in China. The automotive finance market in China is highly competitive. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in reduced margins and our inability to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive sales volume in China. If GMAC-SAIC is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
We could be materially adversely affected by changes or imbalances in foreign currency exchange rates and interest rates.
With the recent global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates and interest rates, which can have material adverse effects on our business. In preparing the consolidated financial statements we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations and financial condition.

ITEM 2.	PROPERTIES
Our executive offices are located in Fort Worth, Texas. At December 31, 2013 we had 20 locations in 14 states and 20 cities or towns in the U.S. Of these locations, three are collection centers, 14 are regional credit centers and the remaining locations are administrative offices. We generally enter into office space leases with initial term of 5 to 10 years. We have three locations in

Canada, including one collection center, and 26 locations in 12 European and Latin American countries. Leases for office space outside of the U.S. generally provide for an initial term of 1 to 7 years based upon prevailing market conditions and may contain renewal options. Locations outside the U.S. have remaining terms of 1 to 7 years. The major facilities outside the U.S. and Canada are located in Brazil, Germany and the U.K.

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
The table below summarizes selected financial information (dollars in millions, except per share data). For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. "Financial Statements and Supplementary Data." After the Merger, AmeriCredit Corp. ("Predecessor") was renamed General Motors Financial Company, Inc. ('Successor") and the "Selected Financial Data" for periods preceding and succeeding the Merger have been derived from the consolidated financial statements of the Predecessor and the Successor. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect the application of purchase accounting.

	Successor				Predecessor
	Years Ended December 31,			Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
	2013	2012	2011			2010	2009
Operating Data
Finance charge income	$2,563	$1,594	$1,247	$264	$342	$1,432	$1,903
Leased vehicle income	595	289	98	5	16	44	47
Other revenue	186	77	65	12	14	47	118
Total revenue	$3,344	$1,960	$1,410	$281	$372	$1,523	$2,068
Net income (loss)	$566	$463	$386	$74	$51	$221	$(11)
Basic earnings (loss) per share	(a)	(a)	(a)	(a)	$0.38	$1.65	$(0.09)
Diluted earnings (loss) per share	(a)	(a)	(a)	(a)	$0.37	$1.60	$(0.09)
Diluted weighted average shares	(a)	(a)	(a)	(a)	140,302,755	138,179,945	125,239,241
Other Data
Consumer origination volume(b)	$12,427	$6,922	$6,072	$945	$959	$2,138	$1,285

	Successor				Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	June 30, 2010	June 30, 2009
Balance Sheet Data
Cash and cash equivalents	$1,074	$1,289	$572	$195	$282	$193
Finance receivables, net	$29,282	$10,998	$9,162	$8,197	$8,160	$10,037
Leased vehicles, net	$3,383	$1,703	$809	$47	$95	$156
Total assets	$37,990	$16,197	$13,043	$10,919	$9,881	$11,958
Secured debt	$22,073	$9,378	$8,037	$6,960	$6,708	$9,057
Unsecured debt	$6,973	$1,500	$501	$72	$485	$484
Total liabilities	$31,705	$11,818	$9,120	$7,389	$7,481	$9,851
Shareholder's equity	$6,285	$4,379	$3,923	$3,530	$2,400	$2,107
_________________

(a)	As a result of the Merger, our common stock is owned by a single holder and is no longer publicly traded and earnings per share is no longer required.

(b)
Amounts for years ended December 31, 2013, 2012 and 2011 and the period from October 1, 2010 through December 31, 2010 include $2.8 billion, $1.3 billion, $1.0 billion and $0.01 billion of contracts purchased through our leasing programs in U.S. and Canada.

Item 7.	MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of our parent, GM. As a result of the acquisition of our international operations, we conduct our business generally in two segments, in North America and internationally in Europe and Latin America. The North America Segment includes operations in the U.S. and Canada. The International Segment includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. Upon the expected closing of the acquisition of the equity interest in GMAC-SAIC, we will conduct business in China, which will be included in our International Segment.
North America Operations
Consumer
Our automobile finance programs in the North America Segment include sub-prime lending and full credit spectrum leasing. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. We generally charge higher rates than those charged by banks and credit unions and we also expect to sustain a higher level of defaults than these other automobile financing sources.
Our leasing product is offered through GM-franchised dealers and targets prime and non-prime consumers leasing new GM vehicles. We seek to provide competitive alternatives to existing marketplace lease offerings in GM-franchised dealers.
We focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue GM and non-GM manufacturer-franchised dealerships with new and used car operations; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
Our origination platform provides specialized focus on marketing our financing programs and underwriting loans and leases. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans and leases. In the U.S. our sales and underwriting groups are further segregated with separate teams servicing GM dealers and non-GM dealers, allowing us to continue efficient service for our non-GM dealers under the "AmeriCredit" brand while providing GM-franchised dealers the broader loan, lease and commercial lending products we offer under the "GM Financial" brand.
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
Commercial
In April 2012 and March 2013, we launched our U.S. and Canadian commercial lending platforms to further support our GM-franchised dealerships and their affiliates. Our commercial lending offerings consist of loans to finance the purchase of vehicle inventory, also known as wholesale or floor plan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital and to purchase and/or finance dealership real estate.
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
International Operations
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
Commercial
Commercial products offered to dealer customers include new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans. Other commercial products include fleet financing and storage center financing. In addition, we provide training to dealer employees to help them maximize the value of these finance and insurance products. We utilize a proprietary underwriting system for commercial lending that has been refined through decades of experience in managing economic cycles. This process involves assigning a risk rating to each dealer based on our due diligence of various factors, including, but not limited to, collateral analysis, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The underwriting processes are performed in commercial lending centers located in Mexico and Germany, the management of which operates independently of in-country sales and servicing operations. Our commercial loan servicing activities include dealership customer service, account maintenance and monitoring, exception processing, credit line monitoring and adjustment and insurance monitoring.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured bank lines, through public and private securitization transactions where such markets are developed, through the issuance of senior notes and, to a lesser extent in Latin America, through public financing programs including the issuance of commercial paper and other financing programs. Additionally, a portion of our operations in Europe are funded through intercompany loans.
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
Consumer Finance Receivables and the Allowance for Loan Losses
Our finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition finance receivables portfolio is comprised of (i) finance receivables originated in North America prior to the Merger, all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables.
The post-acquisition finance receivables portfolio is comprised of (i) finance receivables originated in North America since the Merger, (ii) finance receivables originated in the international operations since the applicable acquisition dates and (iii) finance receivables that were considered to have had no deterioration in credit quality that were acquired with the international operations. The post-acquisition portfolio is expected to grow over time as we originate new receivables.
Pre-Acquisition Finance Receivables
Following the Merger and the acquisition of the international operations, we further divided the pre-acquisition finance receivables into multiple pools based on common risk characteristics. Through acquisition accounting adjustments, the allowance for loan losses that existed at the Merger and the acquisition dates was eliminated and the receivables were adjusted to fair value. The pre-acquisition finance receivables were acquired at a discount, which contains two components: a non-accretable difference and an accretable yield. A non-accretable difference is the excess of contractually required payments (undiscounted amount of all uncollected contractual principal and interest payments, both past due and scheduled for the future) over the amount of cash flows, considering the impact of defaults and prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of defaults and prepayments, expected to be collected over the initial investment in the loans, which at the Merger and acquisition dates was fair value. The accretable yield is recorded as finance charge income over the life of the acquired receivables.
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
Post-Acquisition Finance Receivables and Allowance for Loan Losses
Our consumer finance receivables portfolio consists of smaller-balance, homogeneous loans, divided into two primary portfolio segments: finance receivables originated in the North America Segment and finance receivables originated or acquired in the International Segment, and are carried at amortized cost, net of allowance for loan losses. Each of these portfolios is further divided into pools based on common risk characteristics, such as origination year, contract type, and geography. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the portfolio segments. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses inherent in our finance receivables.
We use a combination of forecasting methodologies to determine the allowance for loan losses, including roll rate modeling and static pool modeling techniques. A roll rate model is generally used to project near term losses and static pool models are generally used to project losses over the remaining life. Probable losses are estimated for groups of accounts aggregated by past-due status and origination month. Generally, loss experience over the last 10 years is evaluated. Recent performance is more heavily weighted when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default ('PD") and loss given default ("LGD"). PD and LGD are specifically estimated for each monthly vintage (i.e., group of originations) in cases where vintage models are used. PD is estimated based on expectations that are aligned with internal credit scores. LGD is projected based on historical trends experienced over the last 10 years, weighted toward more recent performance in order to consider recent market supply and demand factors that impact wholesale used vehicle pricing. While forecasted probable losses are quantitatively derived, we assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the current environment.
We also use historical charge-off experience to determine a loss confirmation period ("LCP"). The LCP is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when the receivable is charged-off. This LCP is the basis of our allowance and is applied to the forecasted probable credit losses to determine the amount of losses we believe exist at the balance sheet date.
We believe these factors are relevant in estimating incurred losses and also consider an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our consumer loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
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
Finance receivables that are considered impaired, including troubled debt restructurings ("TDRs"), are individually evaluated for impairment. In assessing the risk of individually impaired loans such as TDRs, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation.
The finance receivables acquired with the international operations that were considered to have no deterioration in credit quality at the time of acquisition were recorded at fair value, resulting in a small discount. The purchase discount will accrete to income over the life of the receivables, based on contractual cash flows, using the effective interest method. Provisions for loan losses are charged to operations in amounts equal to net credit losses for the period. Any subsequent deterioration in the performance of the acquired receivables will result in an incremental provision for loan losses.
We believe that the allowance for loan losses on consumer finance receivables is adequate to cover probable losses inherent in our post-acquisition consumer finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs on the post-acquisition portfolio over the loss confirmation period would increase the allowance for loan losses as of December 31, 2013 by $47 million and $94 million.
Net credit losses, which is the sum of the write-offs of contractual amounts on the pre-acquisition portfolio and the charge-offs on the post-acquisition portfolio, is a non-U.S. Generally Accepted Accounting Principle ("U.S. GAAP") measure. See "Credit Quality - Credit Losses - non-U.S. GAAP measure" for a reconciliation of charge-offs to total credit losses on the combined portfolio.

Commercial Finance Receivables and Allowance for Loan Losses
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. We reviewed the loss confirmation period as well as performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system since we have limited loss experience of our own. Based on our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.
We generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the retail customer. Upon the sale of the collateral, the dealer must repay the advance on the sold vehicle according to the repayment terms. Typically, the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale.
We believe that the allowance for loan losses for commercial finance receivables is adequate to cover probable losses inherent in our portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs on the commercial finance receivable portfolio over the loss confirmation period would increase the allowance for loan losses as of December 31, 2013 by $5 million and $10 million.
Expected losses on our commercial loans are lower than expected losses on our consumer loans because the consumer loan portfolio in North America is primarily sub-prime, and the commercial loans both in the North America and International segments, are to dealer customers and are generally high quality. Additionally, the commercial loan is secured not only by the financed vehicles, but also other dealership assets and typically the continuing personal guarantee of the dealership's ownership. In addition, to minimize our risk upon a dealer default, the manufacturers are generally obligated to repurchase new vehicle inventory according to manufacturer or state parameters, thus minimizing any loss due to dealer default.
Valuation of Automobile Lease Assets and Residuals
We have investments in leased vehicles recorded as operating leases. In accounting for operating leases, we must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease term, which typically ranges from two to five years. We establish residual values by using independently published residual values. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle at the end of the lease term is below the residual value estimated at contract inception. We periodically perform a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
To account for residual risk, we depreciate automobile operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the lower of the contracted residual value or the current market estimate of residual value based on independent lease guides. Over the life of the lease, we evaluate the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any adjustments would result in a change in the depreciation rate of the lease asset.
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

Goodwill
During 2013, we performed our annual goodwill impairment testing as of October 1 for all reporting units, which are North America, Europe and Latin America. During 2012 and 2011, we performed our annual goodwill impairment testing as of October 1 for our single reporting unit, North America. Refer to Note 3 - "Goodwill," of the consolidated financial statements included in this Form 10-K for additional information.
The excess of the purchase price of the Merger over the fair value of the net assets acquired was recorded as goodwill, and was attributed to the North America reporting unit, which was our only reporting unit. With the acquisition of the international operations, we added two additional reporting units: Latin America and Europe. The excess of the purchase price of the acquisition of the international operations over the fair value of the net assets acquired was all attributed to the Latin America reporting unit. We performed our annual goodwill impairment testing as of October 1 for all reporting units. If the fair value of any reporting unit is less than the carrying amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we perform a second step of the impairment test. In the second step, we compare the goodwill amount reflected in the balance sheet to the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.
We completed the first step of the impairment testing of the goodwill attributed to the Latin America reporting unit, and the fair value exceeded the carrying value by 30%. Due to the relatively small amount of the goodwill attributed (11% of total goodwill), as well as the recent determination of the fair value of the international operations for the allocation of the purchase price, the following discussion relates only to the impairment testing of the goodwill attributed to the North America reporting unit.
In the first step of our goodwill impairment test, we determined the fair value of the North America reporting unit with consideration to valuations under the market approach and the income approach.
The income approach evaluates the cash flow of the reporting unit over a specified time, discounted at an appropriate market rate to arrive at an indication of the most probable selling price. Factors contributing to the determination of the reporting unit's operating performance were historical performance and management's estimates of future performance.
The following table reflects certain key estimates and assumptions used in our 2013 impairment testing:

Market approach assumptions:
Trailing-twelve months' earnings multiple	9.9x
Forward earnings multiple	10.0x
Weighting applied	25%
Income approach assumptions:
Cost of equity	10.5%
Targeted equity-to-earning assets ratio	12.5% declining to 7.5%
Weighting applied	75%
The results of the first step of the impairment test indicated that the fair value exceeded the carrying value of the North America reporting unit by 29%. It was therefore not necessary to perform the second step analysis, and no impairment loss was recorded during the fourth quarter 2013. With a cost of equity assumption of as high as 12%, the resulting fair value would exceed the carrying value by 13%. With an equity-to-earning assets ratio declining to no less than 10%, the resulting fair value would exceed the carrying value by 14%.
If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
Income Taxes
On our stand-alone financial statements, we account for income taxes on a separate return basis using an asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statements' carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards.
We are subject to income tax in the United States and various other state and foreign jurisdictions. As of October 1, 2010, we are included in GM's consolidated U.S. federal income tax returns. For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities.

Amounts owed to GM for income taxes are accrued and recorded as an intercompany payable. Under our tax sharing arrangement with GM, for our U.S. operations payments for the tax years 2010 through 2014 are deferred for four years from their original due date. Any difference between the amounts paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital.
In the ordinary course of business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for estimated tax results based on the requirements of the accounting for uncertainty in income taxes. Management believes that the estimates it records are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust the assumptions used in the computation of the estimated tax results in the future. These adjustments could materially impact the effective tax rate, earnings, accrued tax balances and cash.
We evaluate the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax-planning strategies.
The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to: nature, frequency, and severity of recent losses; duration of statutory carryforward periods; historical experience with tax attributes expiring unused; and near- and medium-term financial outlook.
It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years.
We have recorded gross deferred tax assets reflecting the expected tax benefits of operating loss carry forwards, tax credits and reversing temporary differences as disclosed in Note 14 - "Income Taxes." Realization of this deferred tax asset is dependent, in part, on generating sufficient taxable income in certain jurisdictions in future tax periods. If we continue to generate sufficient pretax income in future periods the deferred tax asset, net of the existing valuation allowance, should be realizable in the future. This judgment could be significantly impacted in the near term if estimates of future taxable income are reduced due to unforeseen events or changes in market conditions. If changes were to occur in future periods, it is possible that management could conclude that an additional valuation allowance might be necessary.
As of December 31, 2013, we retained valuation allowances against deferred tax assets of $28 million in the U.S. and $76 million in non-U.S. jurisdictions. We realized a one-time cash dividend from a foreign subsidiary. We provided a $28 million valuation allowance on the portion of such foreign tax credits that our judgment will not be utilized during the ten year carry forward period. We have reflected in our financial statements $73 million of non-U.S. valuation allowances related to the acquisition of the international acquisitions.
We have not recognized a deferred tax liability on the undistributed earnings of foreign subsidiaries as allowed under the indefinite reversal criterion of Accounting Standards Codification ("ASC") 740. Due to our strategy of funding locally, these amounts are considered to be indefinitely invested based on specific plans for reinvestment of these earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the U.S.

RESULTS OF OPERATIONS
As a result of our acquisition of the international operations, the results of our operations for the periods presented are not comparable and, therefore, there is no narrative discussion with respect to the International Segment included below. We have presented the quantitative information regarding the results of our operations in a tabular format in order to clearly show the impact of the international operations acquisition during 2013. Narrative discussion is included below to address the results of our operations attributable only to our North America Segment for the comparable periods presented. This narrative discussion is not, however, reflective of our entire business. The remainder of the difference between our total results in each category of our results of operations for 2013 and 2012 is solely resulting from our acquisition of the international operations.
Year Ended December 31, 2013 as compared to
Year Ended December 31, 2012
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Years Ended December 31,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Average consumer finance receivables	$11,335	$6,459	$17,794	$10,421	$914	8.8%
Average commercial finance receivables	1,164	2,997	4,161	178	986	553.9%
Average finance receivables	12,499	9,456	21,955	10,599	1,900	17.9%
Average leased vehicles, net	2,599	3	2,602	1,324	1,275	96.3%
Average earning assets	$15,098	$9,459	$24,557	$11,923	$3,175	26.6%
Average consumer finance receivables increased $914 million from 2012 to 2013, primarily because loan originations for the past twelve months exceeded portfolio liquidation through payments and defaults. We purchased $5.1 billion and $5.6 billion of consumer finance receivables in the North America Segment during 2013 and 2012. The average new consumer loan size increased to $21,494 for 2013 from $21,270 for 2012. The average annual percentage rate for consumer finance receivables purchased during 2013 decreased to 13.4% from 14.1% during 2012, primarily due to pricing adjustments driven by lower cost of funds.
Average commercial finance receivables increased $1.0 billion from 2012 to 2013, primarily due to the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in that business since that time.
Average leased vehicles, net, increased $1.3 billion from 2012 to 2013. We purchased $2.8 billion and $1.3 billion of leased vehicles during 2013 and 2012. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases and the success of our lease product offering to achieve and maintain a significant minority share of GM's business.
Revenue:
Revenues were as follows (dollars in millions):

	Years Ended December 31,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Finance charge income:
Consumer finance receivables	$1,680	$612	$2,292	$1,594	$86	5.4%
Commercial finance receivables	$37	$234	$271	$6	$31	516.7%
Leased vehicle income	$591	$4	$595	$289	$302	104.5%
Other income	$68	$118	$186	$71	$(3)	(4.2)%
Finance charge income on consumer finance receivables increased by 5.4% to $1.7 billion for 2013, from $1.6 billion for 2012, primarily due to the 8.8% increase in average consumer finance receivables offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 14.8% for 2013, from 15.3% for 2012. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables.

The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio. The difference between the effective yield and the contractual rates will continue to decrease as the pre-acquisition portfolio amortizes.
Leased vehicle income increased by 104.5% to $591 million for 2013 from $289 million for 2012, due to the increased size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Years Ended December 31,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Operating expenses	$442	$328	$770	$398	$44	11.1%
Leased vehicle expenses	$451	$2	$453	$211	$240	113.7%
Provision for loan losses	$393	$82	$475	$304	$89	29.3%
Interest expense(a)	$421	$300	$721	$283	$138	48.8%
Acquisition and integration expenses	$—	$42	$42	$20	$(20)	(100.0)%
_________________

(a)
2013 amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 17 - "Segment Reporting and Geographic Information" in our consolidated financial statements in this Form 10-K

Operating Expenses
Operating expenses were $442 million for 2013, compared to $398 million for 2012. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 73.4% and 74.9% of total operating expenses for 2013 and 2012.
Operating expenses as an annualized percentage of average earning assets decreased to 2.9% for 2013 from 3.3% for 2012, due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 113.7% to $451 million for 2013, from $211 million for 2012, due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for 2013 and 2012 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. The provision for consumer loan losses increased to $380 million for 2013 from $298 million for 2012, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.6% for 2013 and 4.1% for 2012.
The provision for loan losses on commercial finance receivables was $13 million for 2013 and $6 million for 2012 due to the increased size of the commercial loan portfolio.
Interest Expense
Interest expense increased to $421 million for 2013, from $283 million for 2012. The increase was primarily as a result of an increase in average debt outstanding to $14.3 billion for 2013, from $9.5 billion for 2012. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. Our effective rate of interest on our debt was 3.0% for both 2013 and 2012.

Acquisition and Integration Expenses
The acquisition and integration expenses in 2012 represent advisory, legal and professional fees and other costs related to the acquisition of the international operations.
Taxes
Our consolidated effective income tax rate was 35.9% and 37.8% for 2013 and 2012. The decrease in the effective income tax rate is primarily related to the settlement of an IRS audit as well as the acquisition of the international operations, which resulted in income in jurisdictions with lower tax rates and other permanent differences.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments of $11 million and $6 million for 2013 and 2012, were included in other comprehensive income. Most of the entities acquired with the international operations acquisition use functional currencies other than the U.S. dollar. The translation adjustment is due to the change in the values of our international currency-denominated assets and liabilities resulting from changes in the value of the U.S. dollar in relation to international currencies during 2013 and 2012.
Year Ended December 31, 2012 as compared to
Year Ended December 31, 2011
Average Earning Assets
Average earning assets are as follows (dollars in millions):

	North America
	Years Ended December 31,		2012 vs. 2011 Change
	2012	2011	Amount	%
Average consumer finance receivables	$10,421	$9,112	$1,309	14.4%
Average commercial finance receivables	178	—	178	n.m.
Average finance receivables	10,599	9,112	1,487	16.3%
Average leased vehicles, net	1,324	428	896	209.3%
Average earning assets	$11,923	$9,540	$2,383	25.0%
_________________
n.m. = not meaningful
Average consumer finance receivables increased $1.3 billion from 2011 to 2012, primarily because of an increase in new car loans financed under the GM subvention program. We purchased $5.6 billion and $5.1 billion of consumer finance receivables in the North America Segment during 2012 and 2011. The average new consumer loan size increased to $21,270 for 2012 from $20,697 for 2011. The average annual percentage rate for consumer finance receivables purchased during 2012 decreased to 14.1% from 14.6% during 2011, as a result of an increase in new car loans financed under the GM subvention program, which are typically financed at lower annual percentage rates.
Average commercial finance receivables increased $178 million from 2011 to 2012, primarily due to the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in that business since that time.
Average leased vehicles, net, increased $896 million from 2011 to 2012. We purchased $1.3 billion and $1.0 billion of leased vehicles during 2012 and 2011. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases and the success of our lease product offering to achieve and maintain a significant minority share of GM's business.

Revenue
Revenues were as follows (dollars in millions):

	North America
	Years Ended December 31,		2012 vs. 2011 Change
	2012	2011	Amount	%
Finance charge income:
Consumer finance receivables	$1,594	$1,247	$347	27.8%
Commercial finance receivables	$6	$—	$6	n.m.
Leased vehicle income	$289	$98	$191	194.9%
Other income	$71	$65	$6	9.2%
_________________
n.m. = not meaningful
Finance charge income increased to $1.6 billion for 2012 from $1.2 billion for 2011 primarily due to a 14.4% increase in average consumer finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess cash flows from non-accretable difference to accretable yield. The effective yield on our consumer finance receivables was 15.3% for 2012 compared to 13.7% for 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield.
Leased vehicle income increased by 194.9% to $289 million for 2012 from $98 million for 2011, due to the increased size of the leased asset portfolio.
Costs and Expenses
Costs and expenses were as follows (dollars in millions):

	North America
	Years Ended December 31,		2012 vs. 2011 Change
	2012	2011	Amount	%
Operating expenses	$398	$339	$59	17.4%
Leased vehicle expenses	$211	$67	$144	214.9%
Provision for loan losses	$298	$178	$120	67.4%
Interest expense	$283	$204	$79	38.7%
Acquisition and integration expenses	$20	$—	$20	n.m.
_________________
n.m. = not meaningful
Operating Expenses
Operating expenses were $398 million for 2012 compared to $339 million for 2011. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Due to increased headcount to support origination structure and new lending programs, our personnel costs increased by $44 million for 2012 and represented 74.9% and 75.0% of total operating expenses for 2012 and 2011.
Operating expenses as a percentage of average earning assets decreased to 3.3% in 2012 from 3.5% in 2011, due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 214.9% to $211 million for 2012 from $67 million for 2011 due to increased size of the leased asset portfolio. Our leased vehicle expenses are composed primarily of depreciation of leased assets as well as the gain or loss on the disposition of the leased assets.

Provision for Loan Losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses recorded for 2012 and 2011 reflect inherent losses on receivables originated during the periods and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for consumer loan losses increased to $298 million for 2012 from $178 million for 2011 as a result of the increase in the size of the post-acquisition consumer finance receivables portfolio. As a percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 4.1% for 2012 compared to 5.6% for 2011.
An allowance for loan losses on commercial finance receivables was established during 2012 with a provision of $6 million.
Interest Expense
Interest expense increased by $79 million to $283 million for 2012 from $204 million for 2011. The increase was primarily as a result of an increase in average debt outstanding to $9.5 billion for 2012, from $7.6 billion for 2011. Our effective rate of interest expense on our debt was 3.0% for 2012 compared to 2.7% for 2011. The effective rate increased as a result of the 4.75% senior notes issued in August 2012 and 6.75% senior notes issued in June 2011.
Acquisition and Integration Expenses
The acquisition and integration expenses in 2012 represent advisory, legal and professional fees and other costs related to the pending acquisition of the international operations.
Taxes
Our effective income tax rate was 37.8% and 38.0% for 2012 and 2011.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains (losses) of $6 million and $(11) million for 2012 and 2011, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar-denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the year.

CREDIT QUALITY
Consumer Finance Receivables
In the North America Segment, we primarily provide financing in relatively high-risk markets, and therefore anticipate a corresponding high level of delinquencies and charge-offs. In the International Segment, the consumer financing we provide is generally prime in nature and considered lower-risk; therefore we expect correspondingly lower levels of delinquencies and charge-offs than in our North America Segment.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	December 31, 2013			December 31, 2012
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance	$931	$363	$1,294	$2,162
Pre-acquisition consumer finance receivables - carrying value	$826	$348	$1,174	$1,958
Post-acquisition consumer finance receivables, net of fees	10,562	11,394	21,956	8,831
	11,388	11,742	23,130	10,789
Less: allowance for loan losses	(468)	(29)	(497)	(345)
Total consumer finance receivables, net	$10,920	$11,713	$22,633	$10,444
Number of outstanding contracts	725,797	1,224,845	1,950,642	740,814
Average amount of outstanding contract (in dollars)(a)	$15,835	$9,599	$11,919	$14,839
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees	4.4%	0.3%	2.3%	3.9%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

The allowance for loan losses for the North America Segment as a percentage of post-acquisition consumer finance receivables, net of fees has increased due to normalizing credit trends with moderately higher defaults and delinquencies. The allowance for the acquired international receivables was eliminated in acquisition accounting at the acquisition dates. As a result, the allowance at December 31, 2013 for the International Segment represents an estimate of losses inherent in only the receivables originated since the acquisition dates. The allowance for losses for the International Segment will grow over time as the post-acquisition loan balance grows. However, the allowance for losses for the International Segment is expected to be much less than that for the North America Segment due to the higher credit quality of its originations.
Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	December, 31, 2013					December 31, 2012
	North America		International	Total		North America
	Amount	Percent of Contractual Amount Due	Amount	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$858	7.5%	$94	$952	4.1%	$672	6.1%
Greater - than 60 days	296	2.5	112	408	1.7	230	2.1
	1,154	10.0	206	1,360	5.8	902	8.2
In repossession	38	0.3	3	41	0.2	31	0.3
	$1,192	10.3%	$209	$1,401	6.0%	$933	8.5%
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average credit scores in the portfolio which reflects our underwriting strategies and risk tolerance, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Our target customer base in the North America Segment is predominantly sub-prime; therefore, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.
Delinquencies in the North America Segment increased from 8.2% at December 31, 2012 to 10.0% at December 31, 2013, consistent with a greater concentration of loans with lower average credit scores at December 31, 2013 and normalizing credit trends. Our customer base in the International Segment is primarily prime; therefore, delinquency levels are much lower.
Deferrals
Due to the lower-risk nature of the consumer base in the International Segment, it is unnecessary to offer deferrals as frequently as in the North America Segment, which leads to an immaterial overall level of deferrals in the International Segment. Therefore, the following information regarding deferrals is presented for consumer finance receivables in the North America Segment only.
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
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 6.4% and 5.7% for 2013 and 2012. The increase in deferrals correlates to the increase in delinquent consumer finance receivables in North America Segment (i.e., more accounts are eligible for deferment), as discussed above.
The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	December 31, 2013	December 31, 2012
Never deferred	74.7%	77.8%
Deferred:
1-2 times	21.6	18.1
3-4 times	3.7	4.1
Total deferred	25.3	22.2
Total	100.0%	100.0%
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

Troubled Debt Restructurings
See Note 4 - "Finance Receivables" to our consolidated financial statements in this Form 10-K for further discussion of TDRs.
Credit Losses - non-U.S. GAAP measure
We analyze portfolio performance of both the pre- and post-acquisition finance receivables portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, information on credit losses, on a combined basis, facilitates comparisons of current and historical results.
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in millions):

	Years Ended December 31,
	2013			2012	2011
	North America(a)	International	Total	North America(a)	North America(a)
Charge-offs	$584	$54	$638	$304	$66
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	154	13	167	305	569
Total credit losses	$738	$67	$805	$609	$635
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolios) with respect to our consumer finance receivables portfolio (dollars in millions):

	Years Ended December 31,
	2013			2012	2011
	North America	International(a)	Total	North America	North America
Repossession credit losses	$720	$67	$787	$590	$639
Less: recoveries	(427)	(35)	(462)	(353)	(346)
Mandatory credit losses(b)	18		18	19	(4)
Net credit losses	$311	$32	$343	$256	$289
Net annualized credit losses as a percentage of average consumer finance receivables(c)	2.7%	0.5%	1.9%	2.5%	3.2%
Recoveries as a percentage of gross repossession credit losses	59.3%			59.8%	54.1%
_________________

(a)
Repossession credit losses for the International Segment represent the write-down of receivables to net realizable value, net of any recovery payments received. As a result, a calculation of recoveries as a percentage of gross repossession credit losses is not meaningful. Recoveries to date are primarily on credit losses that occurred prior to our acquisition of the international operations.

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

(c)	Average consumer finance receivables are defined as the average receivable balance excluding the carrying value adjustment.
Net credit losses as a percentage of average consumer finance receivables outstanding may vary from period to period based upon the average credit scores in the portfolio which reflects our underwriting strategies and risk tolerance, the average age or seasoning of the portfolio and economic conditions.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total	North America
Commercial finance receivables, net of fees	$1,975	$4,725	$6,700	$560
Less: allowance for loan losses	(17)	(34)	(51)	(6)
Total commercial finance receivables, net	$1,958	$4,691	$6,649	$554
Number of dealers	309	2,646	2,955	101
Average carrying amount per dealer	$6	$2	$2	$5
Commercial finance receivables are assessed for impairment and any required allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At December 31, 2013, there were no outstanding commercial finance receivables classified as TDRs.
There were charge-offs of $5 million of commercial finance receivables during 2013 and no charge-offs during 2012.
At December 31, 2013, 99.9% of our commercial finance receivables were current with respect to payment status.
Leased Vehicles
At December 31, 2013 and 2012, 98.4% and 99.3% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default increased to $28 million for 2013 from $8 million for 2012, mainly due to the seasoning of the lease portfolio.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt facilities, including securitizations, collections and recoveries on finance receivables, secured and unsecured borrowings and net proceeds from senior notes transactions. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, acquisitions, funding credit enhancement requirements in connection with securitizations and secured facilities, repayment of secured and unsecured debt, operating expenses, interest costs and capital expenditures.
We used cash of $9.6 billion and $5.6 billion for the purchase of consumer finance receivables during 2013 and 2012. We used cash of $2.3 billion and $1.1 billion for the purchase of leased vehicles during 2013 and 2012. We used cash of $1.1 billion and $557 million for funding of commercial finance receivables, net of collections, for 2013 and 2012. These purchases and fundings were financed initially utilizing cash and borrowings on our secured and unsecured credit facilities. Subsequently, our strategy is to obtain long-term financing for consumer and commercial finance receivables and leased vehicles through securitization transactions, most notably in the U.S. and Canada, but also in certain other countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K.
Liquidity
Our available liquidity consists of the following (in millions):

	December 31, 2013	December 31, 2012
Cash and cash equivalents(a)	$1,074	$1,289
Borrowing capacity on unpledged eligible assets	1,650	1,349
Borrowing capacity on committed unsecured lines of credit	615
Borrowing capacity on GM Related Party Credit Facility	600	300
Available liquidity	$3,939	$2,938
_________________

(a)	Includes $623 million in unrestricted cash outside of the U.S. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

The increase in liquidity is due primarily to the following: (i) the issuance of $2.5 billion in senior notes, (ii) a capital contribution from GM of $1.3 billion, (iii) the addition of $1.7 billion in cash and borrowing capacity available to the international operations, and (iv) a $300 million increase in the capacity of our GM Related Party Credit Facility, offset by (i) the payment of $3.3 billion in consideration for the international operations acquisition and (ii) the repayment of $1.4 billion of debt that was assumed as part of the international operations acquisition. Our current level of liquidity is considered sufficient to meet our obligations.
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
Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our cash management strategy.
As of December 31, 2013, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$11,987	$6,143
Revolving commercial asset-secured facilities(b)	3,609	2,891
Total secured	$15,596	$9,034
Unsecured committed facilities	1,123	508
Unsecured uncommitted facilities and other debt(c)	—	2,472
Total unsecured	$1,123	$2,980
GM Related Party Credit Facility	600	—
Total	$17,319	$12,014
Acquisition accounting discount		(41)
		$11,973
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers, primarily for floor plan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $372 million in unused borrowing capacity on these facilities as of December 31, 2013.

See Note 6 - "Debt" to our consolidated financial statements in this Form 10-K for further discussion of the terms of our revolving credit facilities.
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of December 31, 2013, we were in compliance with all covenants related to our credit facilities.
Securitization Notes Payable
We seek to finance our consumer and commercial finance receivables and leases through public and private term securitization transactions, where the debt capital and securitization markets are sufficiently developed, such as in the U.S., Germany and the U.K. The proceeds from the transactions were primarily used to repay borrowings outstanding under our revolving credit facilities.

A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Issuance Amounts			Note Balance At December 31, 2013
2007	June 2018			$76		$	$69
2010	July 2017	-	April 2018	$200	-	$850	632
2011	July 2018	-	December 2019	$551	-	$1,000	1,831
2012	June 2019	-	July 2020	$800	-	$1,300	4,138
2013	May 2018	-	December 2021	$400	-	$1,107	6,414
Total active securitizations							13,084
Acquisition accounting discount							(11)
							$13,073
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.
Our securitizations utilize special purpose entities which are also VIE's that meet the requirements to be consolidated in our financial statements. See Note 8 - "Variable Interest Entities" to our consolidated financial statements in this Form 10-K for further discussion.
Contractual Obligations
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$22	$20	$16	$14	$9	$8	$89
Secured debt	11,492	5,768	3,109	1,337	367	—	22,073
Unsecured debt	2,102	705	1,090	1,000	1,326	750	6,973
Total expected interest payments	766	540	293	168	64	141	1,972
	$14,382	$7,033	$4,508	$2,519	$1,766	$899	$31,107
As of December 31, 2013, we had liabilities associated with uncertain tax positions of $279 million. The amount of judicial deposits that reduce our uncertain tax positions liability in the consolidated balance sheet is $154 million as of December 31, 2013. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.
Under our tax sharing arrangement with GM, we are responsible for our tax liabilities as if we filed separate returns. Payments for the tax years 2010 through 2014 are deferred for four years from their original due date. The total amount of deferral is not to exceed $1.0 billion. As of December 31, 2013, we have an accrued liability of $643 million to GM. Expected payments are $30 million in 2014, $266 million in 2015, $258 million in 2016, and $89 million in 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor and manage these risks. The principal types of risk to our business include:

•	Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk - the possibility that a counterparty may default on a derivative contract or cash deposit or will fail to meet its lending commitments to us;

•	Credit risk - the possibility of loss from a customer's failure to make payments according to contract terms;

•	Residual risk - the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk - the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•
Operating risk - the possibility of errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or contractual obligations and the possibility of fraud by our employees or outside persons.

We manage each of these types of risk in the context of its contribution to our overall global risks. We make business decisions on a risk-adjusted basis and price our services consistent with these risks.
Credit, residual and liquidity risks are discussed in Items 1 and 7. A discussion of market risk (including currency and interest rate risk), counterparty risk, and operating risk follows.
Market Risk
Interest Rate Risk
Fluctuations in market interest rates impact our secured and unsecured debt. Our gross interest rate spread, which is the difference between interest and other income earned on finance receivables and lease contracts and interest paid, is affected by changes in interest rates as a result of our dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund purchases of finance receivables and leased vehicles. To protect the interest rate spread, our special purpose finance subsidiaries are typically required to purchase interest rate cap or swap agreements in connection with outstanding amounts on our secured debt.
Cap Agreements. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" or "strike" rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the "cap" or "strike" rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.
Swap Agreements. We use interest rate swap agreements to convert the variable rate exposures to a fixed rate ("pay rate") and receive a floating or variable rate ("receive rate"), thereby locking in the gross interest rate spread we earn. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Interest rate swap agreements that are not designated as hedges are included in other assets on the consolidated balance sheets. We currently do not have any interest rate swap agreements designated as hedges.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2013 (dollars in millions):

Years Ending December 31,	2014	2015	2016	2017	2018	Thereafter	Fair Value
Assets:
Consumer finance receivables
Principal amounts	$9,576	$6,642	$4,162	$2,050	$820	$290	$22,652
Weighted average annual percentage rate	10.76%	10.97%	11.17%	11.73%	12.28%	12.80%
Commercial finance receivables
Principal amounts	$6,381	$22	$25	$94	$117	$6	$6,649
Weighted average annual percentage rate	6.71%	4.73%	4.59%	4.50%	7.40%	5.69%
Interest rate swaps
Notional amounts	$1,079	$683	$373	$231	$56		$11
Average pay rate	1.79%	1.62%	1.44%	1.12%	0.48%
Average receive rate	1.43%	1.88%	2.61%	2.84%	0.98%
Interest rate caps purchased
Notional amounts	$401	$294	$245	$199	$114	$145	$7
Average strike rate	3.32%	3.28%	3.22%	3.12%	3.20%	3.00%
Liabilities:
Secured:
Revolving credit facilities
Principal amounts	$6,297	$1,699	$796	$224	$19		$8,995
Weighted average effective interest rate	4.95%	6.39%	6.39%	8.17%	8.34%
Securitization notes payable
Principal amounts	$5,218	$4,084	$2,321	$1,114	$348		$13,175
Weighted average effective interest rate	1.91%	2.12%	2.40%	2.71%	2.88%
Unsecured Debt:
Senior notes
Principal amounts			$1,000	$1,000	$1,250	$750	$4,106
Weighted average effective interest rate			2.75%	4.75%	4.65%	4.25%
Bank lines and other unsecured debt
Principal amounts	$2,108	$706	$90		$76		$2,972
Weighted average effective interest rate	9.68%	8.82%	6.48%		5.64%
Interest rate swaps
Notional amounts	$1,452	$1,414	$870	$489	$41		$17
Average pay rate	1.20%	1.06%	0.97%	0.78%	0.40%
Average receive rate	0.84%	0.96%	1.39%	1.63%	1.14%
Interest rate caps sold
Notional amounts	$283	$222	$243	$199	$114	$145	$7
Average strike rate	3.11%	3.21%	3.23%	3.12%	3.20%	3.00%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2012 (dollars in millions):

Years Ending December 31,	2013	2014	2015	2016	2017	Thereafter	Fair Value
Assets:
Consumer finance receivables
Principal amounts	$4,108	$2,860	$1,895	$1,209	$673	$315	$10,760
Weighted average annual percentage rate	14.54%	14.39%	14.25%	14.10%	13.95%	13.84%
Commercial finance receivables
Principal amounts	$507	$6	$3	$3	$35	$6	$554
Weighted average annual percentage rate	3.78%	3.80%	3.76%	3.78%	3.47%	4.53%
Interest rate swaps
Notional amounts	$24
Average pay rate	1.17%
Average receive rate	0.78%
Interest rate caps purchased
Notional amounts	$137	$242	$184	$134	$54		$1
Average strike rate	3.14%	2.94%	3.20%	3.31%	2.04%
Liabilities:
Secured:
Revolving credit facilities
Principal amounts	$354						$354
Weighted average effective interest rate	0.64%
Securitization notes payable
Principal amounts	$3,406	$2,324	$1,772	$1,073	$438		$9,171
Weighted average effective interest rate	2.33%	2.70%	3.03%	3.05%	2.99%
Unsecured Debt:
Senior notes
Principal amounts					$1,000	$500	$1,620
Weighted average effective interest rate					4.75%	6.75%
Interest rate swaps
Notional amounts	$24
Average pay rate	1.17%
Average receive rate	0.78%
Interest rate caps sold
Notional amounts	$137	$242	$184	$134	$54		$1
Average strike rate	3.14%	2.94%	3.20%	3.31%	2.04%
Finance receivables, both consumer and commercial receivables, are estimated to be realized by us in future periods using discount rate, prepayment and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Revolving credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes, bank lines and other unsecured debt principal amounts have been classified based on maturity.
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

Foreign Currency Exchange Rate Risk
Our policy is to minimize exposure to changes in currency exchange rates by financing receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we typically use foreign currency swaps to convert substantially all of our foreign currency debt obligations to the local currency of the receivables. Therefore, as of December 31, 2013, we believe that our exposure to fluctuations in currency exchange rates is insignificant.
Counterparty Risk
Counterparty risk relates to the financial loss we could incur if an obligor or counterparty to a transaction is unable to meet its financial obligations. Typical sources of exposure include balances maintained in bank accounts, investments, and derivative contracts. Investments are typically securities representing high quality monetary instruments which are easily accessible and derivative contracts are used for managing interest rate and foreign currency exchange rate risk. We, together with GM, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.
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
Operating Risk
We operate in many locations and rely on the abilities of our employees and computer systems to process a large number of transactions. Improper employee actions, improper operation of systems, or unforeseen business interruptions could result in financial loss, regulatory action and damage to our reputation, and breach of contractual obligations. To address this risk, we maintain internal control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, protect the reliability of financial and other data, and minimize the impact of a business interruption on our customers. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,074	$1,289
Finance receivables, net	29,282	10,998
Restricted cash	1,958	744
Property and equipment, net	132	52
Leased vehicles, net	3,383	1,703
Deferred income taxes	359	107
Goodwill	1,240	1,108
Related party receivables	129	66
Other assets	433	130
Total assets	$37,990	$16,197
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$22,073	$9,378
Unsecured debt	6,973	1,500
Accounts payable and accrued expenses	946	217
Deferred income	168	70
Deferred income taxes	87	—
Taxes payable	287	93
Related party taxes payable	643	559
Related party payables	368	—
Other liabilities	160	1
Total liabilities	31,705	11,818
Commitments and contingencies (Note 11)
Shareholder's equity:
Common stock, $1.00 par value per share, 1,000 shares authorized and 502 and 500 shares issued	—	—
Additional paid-in capital	4,785	3,459
Accumulated other comprehensive income (loss)	11	(3)
Retained earnings	1,489	923
Total shareholder's equity	6,285	4,379
Total liabilities and shareholder's equity	$37,990	$16,197
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2013	2012	2011
Revenue
Finance charge income	$2,563	$1,594	$1,247
Leased vehicle income	595	289	98
Other income	186	77	65
Total revenue	3,344	1,960	1,410
Costs and expenses
Salaries and benefits	448	298	254
Other operating expenses	322	100	85
Total operating expenses	770	398	339
Leased vehicle expenses	453	211	67
Provision for loan losses	475	304	178
Interest expense	721	283	204
Acquisition and integration expenses	42	20	—
Total costs and expenses	2,461	1,216	788
Income before income taxes	883	744	622
Income tax provision	317	281	236
Net income	566	463	386
Other comprehensive income
Unrealized (losses) gains on cash flow hedges	—	(3)	3
Defined benefit plans, net	3	—	—
Foreign currency translation adjustment	11	6	(11)
Income tax benefit (provision)	—	1	(1)
Other comprehensive income (loss), net	14	4	(9)
Comprehensive income	$580	$467	$377
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Common Stock Shares
Balance at the beginning of period	500	500	500
Common stock issued	2	—	—
Balance at the end of period	502	500	500
Common Stock Amount
Balance at the beginning of period	$—	$—	$—
Common stock issued	—	—	—
Balance at the end of period	$—	$—	$—
Additional Paid-in Capital
Balance at the beginning of period	$3,459	$3,470	$3,454
Stock based compensation expense	10	4	17
Capital contribution from GM	1,300	—	—
Salary stock plan modification	—	(15)	—
Differences between tax payments due under consolidated return and separate return basis	16	—	(1)
Balance at the end of period	$4,785	$3,459	$3,470
Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of period	$(3)	$(7)	$2
Other comprehensive income (loss), net of income tax benefit (provision) of $0, $1 and $1	14	4	(9)
Balance at the end of period	$11	$(3)	$(7)
Retained Earnings
Balance at the beginning of period	$923	$460	$74
Net income	566	463	386
Balance at the end of period	$1,489	$923	$460
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$566	$463	$386
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	545	255	110
Accretion and amortization of loan and leasing fees	(88)	(53)	(21)
Amortization of carrying value adjustment	(94)	(11)	177
Amortization of purchase accounting adjustment	4	(32)	(68)
Provision for loan losses	475	304	178
Deferred income taxes	179	3	50
Stock based compensation expense	9	4	17
Foreign currency translation gain	(118)	—	—
Other	(53)	(11)	(23)
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	(127)	2	35
Accounts payable and accrued expenses	195	48	(21)
Taxes payable	20	8	(77)
Related party taxes payable	(103)	258	258
Net cash provided by operating activities	1,410	1,238	1,001
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(9,596)	(5,556)	(5,021)
Principal collections and recoveries on consumer finance receivables	7,524	4,007	3,719
Funding of commercial finance receivables, net	(27,966)	(1,224)	—
Collections of commercial finance receivables	26,871	667	—
Purchases of leased vehicles, net	(2,262)	(1,077)	(857)
Proceeds from termination of leased vehicles	217	55	38
Acquisition of companies, net of cash acquired	(2,615)	—	(1)
Purchases of property and equipment	(16)	(13)	(8)
Change in restricted cash	(267)	312	2
Change in other assets	3	(11)	(12)
Net cash used in investing activities	(8,107)	(2,840)	(2,140)
Cash flows from financing activities:
Borrowings and issuance of secured debt	17,378	7,600	8,067
Payments on secured debt	(13,222)	(6,233)	(6,922)
Borrowings and issuance of unsecured debt	5,224	1,000	500
Payments on unsecured debt	(2,699)	—	—
Borrowings on related party line of credit	1,100	—	200
Payments on related party line of credit	(1,100)	—	(200)
Repayment of debt to Ally Financial	(1,416)	—	—
Capital contribution from GM	1,300	—	—
Debt issuance costs	(76)	(48)	(49)
Retirement of debt	—	(1)	(75)
Other	2	—	(1)
Net cash provided by financing activities	6,491	2,318	1,520
Net (decrease) increase in cash and cash equivalents	(206)	716	381
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	1	(3)
Cash and cash equivalents at beginning of period	1,289	572	194
Cash and cash equivalents at end of period	$1,074	$1,289	$572
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
History and Operations
We were formed on August 1, 1986, and, since September 1992, have been in the business of providing automotive financing solutions to dealers and customers.
Merger
On October 1, 2010, General Motors Holdings LLC ("GM Holdings"), a Delaware limited liability company and a wholly-owned subsidiary of General Motors Company ("GM") completed its $3.5 billion acquisition of AmeriCredit Corp. (the "Merger"). After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc. ("GMF").
Acquisition of Ally Financial International Operations
We acquired Ally Financial's auto finance and financial services operations in Germany, the United Kingdom ("U.K."), Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico on April 1, 2013. We acquired Ally Financial's auto finance and financial services operations in France and Portugal on June 1, 2013 and we acquired Ally Financial's auto finance and financial services operations in Brazil on October 1, 2013. The aggregate consideration for these acquisitions was $3.3 billion, subject to certain closing adjustments. In addition to the purchase price, we also funded intercompany loans to certain of the entities we acquired in Europe, of which $1.4 billion was used to repay loans from Ally Financial to such European entities. The operations that we have acquired as of December 31, 2013 from Ally Financial are referred to as the "international operations." Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), which conducts auto finance operations in China.
The results of operations of the acquired entities since the applicable acquisition dates are included in our financial statements for the year ended December 31, 2013. Certain amounts previously presented related to the operations that we have acquired as of December 31, 2013 have been and will continue to be updated as a result of the finalization of acquisition accounting adjustments.
Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and accounts have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, estimated recovery value on leased vehicles, goodwill, income taxes and the expected cash flows on pre-acquisition consumer finance receivables. In addition, certain assumptions and judgments were used in the estimated fair value recorded for the international operations acquisition. See Note 2 - "Acquisition of Ally Financial International Operations" for further discussion.
Generally, the financial statements of entities that operate outside of the U.S. are measured using the local currency as the functional currency. All assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period. Translation adjustments are related to the foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income/loss. Foreign currency transaction gains or losses are recorded directly to the consolidated statements of income and comprehensive income, regardless of whether such amounts are realized or unrealized. We may enter into foreign currency derivatives to mitigate our exposure to changes in foreign exchange rates. See Note 9 - "Derivative Financial Instruments and Hedging Activities" for further discussion.
Due to the financial statement impact of the international operations acquisition, the presentation convention has been changed from "thousands" to "millions" to simplify the review and analysis of our financial information. Some prior period amounts may not round under the new convention in a manner consistent with our previous presentation. In addition, we have changed the presentation of debt on the consolidated balance sheets to better classify the debt facilities acquired with the international operations. Debt was previously presented in the following captions: credit facilities, securitization notes payable and senior notes, which were the only types of debt we held. The characteristics of the debt acquired with the international operations are more varied;

therefore we have simplified the presentation of our debt as "secured" and "unsecured." We also changed the presentation of restricted cash on the consolidated balance sheets and consolidated statements of cash flows into one line item for all restricted cash. Previously, restricted cash not related to credit facilities or securitization notes payable was included with other assets.
Cash Equivalents
Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.
Consumer Finance Receivables and the Allowance for Loan Losses
Our finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition finance receivables portfolio consists of (i) finance receivables originated in North America prior to the Merger, all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables.
The post-acquisition finance receivables portfolio is comprised of (i) finance receivables originated in North America since the Merger, (ii) finance receivables originated in the international operations since the applicable acquisition dates and (iii) finance receivables that were considered to have had no deterioration in credit quality that were acquired with the international operations. The post-acquisition portfolio is expected to grow over time as we originate new receivables.
Pre-Acquisition Finance Receivables
Following the Merger and the acquisition of the international operations, we further divided the pre-acquisition finance receivables into multiple pools based on common risk characteristics. Through acquisition accounting adjustments, the allowance for loan losses that existed at the Merger and the acquisition dates was eliminated and the receivables were adjusted to fair value. The pre-acquisition finance receivables were acquired at a discount, which contains two components: a non-accretable difference and an accretable yield. A non-accretable difference is the excess of contractually required payments (undiscounted amount of all uncollected contractual principal and interest payments, both past due and scheduled for the future) over the amount of cash flows, considering the impact of defaults and prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of defaults and prepayments, expected to be collected over the initial investment in the loans, which at the Merger and acquisition dates was fair value. The accretable yield is recorded as finance charge income over the life of the acquired receivables.
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
Post-Acquisition Finance Receivables and Allowance for Loan Losses
Our consumer finance receivables portfolio consists of smaller-balance, homogeneous loans, divided into two primary portfolio segments: finance receivables originated in the North America Segment and finance receivables originated or acquired in the International Segment, and are carried at amortized cost, net of allowance for loan losses. Each of these portfolios is further divided into pools based on common risk characteristics, such as origination year, contract type, and geography. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the portfolio segments. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses inherent in our finance receivables.
We use a combination of forecasting methodologies to determine the allowance for loan losses, including roll rate modeling and static pool modeling techniques. A roll rate model is generally used to project near term losses and static pool models are generally used to project losses over the remaining life. Probable losses are estimated for groups of accounts aggregated by past-due status and origination month. Generally, loss experience over the last 10 years is evaluated. Recent performance is more heavily weighted when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default ("PD") and loss given default ("LGD"). PD and LGD are specifically estimated for each monthly vintage (i.e., group of originations) in cases where vintage models are used. PD is estimated based on expectations that are aligned with internal credit scores. LGD is projected based on historical trends experienced over the last 10 years, weighted toward more recent performance in order to consider recent market supply and demand factors that impact wholesale used vehicle pricing. While forecasted probable losses are quantitatively derived, we assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the current environment.
We also use historical charge-off experience to determine a loss confirmation period ("LCP"). The LCP is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when the receivable is charged-off. This LCP is the basis of our allowance and is applied to the forecasted probable credit losses to determine the amount of losses we believe exist at the balance sheet date.
We believe these factors are relevant in estimating incurred losses and also consider an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our consumer loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or LCP increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses.
The finance receivables acquired with the international operations that were considered to have no deterioration in credit quality at the time of the acquisition were recorded at fair value, resulting in a small discount. The purchase discount will accrete to income over the life of the receivables, based on contractual cash flows, using the effective interest method. Provisions for loan losses are charged to operations in amounts equal to net credit losses for the period. Any subsequent deterioration in the performance of the acquired receivables will result in an incremental provision for loan losses.
Finance receivables that are considered impaired, including troubled debt restructurings ("TDRs") are individually evaluated for impairment. In assessing the risk of individually impaired loans such as TDRs, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation.
Commercial Finance Receivables and the Allowance for Loan Losses
Our commercial lending offerings consist of floor plan financing, which are loans to finance the purchase of vehicle inventory, also known as wholesale or inventory financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
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

Charge-off Policy
Our policy is to charge off a consumer account in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off. In the North America Segment, we charge off accounts in repossession when the automobile is repossessed and legally available for disposition. In the International Segment, we charge off accounts when the repossession process is started. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the contract, including accrued interest. Accounts in repossession that have been charged off and have been removed from finance receivables and the related repossessed automobiles, aggregating $27 million and $23 million at December 31, 2013 and 2012, are included in other assets on the consolidated balance sheets pending sale and represent a non-cash investing activity.
Commercial finance receivables are individually evaluated, and where collectability of the recorded balance is in doubt, are written down to the fair value of the collateral less costs to sell. Commercial receivables are charged off at the earlier of when they are deemed uncollectible or reach 360 days past due.
Troubled Debt Restructurings
In evaluating whether a loan modification constitutes a TDR our policy for consumer loans is that both of the following must exist: (i) the modification constitutes a concession; and (ii) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meet the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, we have determined that the second deferment granted by us on a consumer loan will be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy which have an interest rate or principal adjustment as part of a confirmed bankruptcy plan would also be considered TDRs. Consumer finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of expected cash flows of the receivable discounted at the loan's original effective interest rate. The entire pre-acquisition portfolio is considered to be credit-impaired and is therefore subject to Accounting Standards Codification ("ASC") 310-30. Because these pools were subject to ASC 310-30, the loans in these pools are excluded from the TDR policy.
Commercial receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans.
Variable Interest Entities – Securitizations and Credit Facilities
We finance our loan and lease origination volume through the use of our credit facilities and execution of securitization transactions, which both utilize special purpose entities ("SPEs"). In a credit facility, we transfer finance receivables or lease-related assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of the assets.
In our securitizations, we, through wholly-owned subsidiaries, transfer finance receivables or lease-related assets to newly-formed SPEs structured as securitization Trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.
Our continuing involvement with the credit facilities and Trusts consist of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under U.S. GAAP and are consolidated because we have: (i) power over the significant activities of the entity and (ii) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.
Our servicing fees are not considered significant variable interests in the VIEs; however, because we also retain residual interests in the SPEs, either in the form of debt securities or equity interests, we have an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPEs. Accordingly, we are the primary beneficiary of the VIEs and are required to consolidate them within our consolidated financial statements. Therefore, the finance receivables, leasing related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. See Note 4 - "Finance Receivables," Note 6 - "Debt" and Note 8 - "Variable Interest Entities" for further information.

We are not required, and do not currently intend, to provide any additional financial support to SPEs. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries.
Except for purchase accounting adjustments, we recognize finance charge, lease vehicle and fee income on the securitized assets and interest expense on the secured debt issued in a securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the securitized assets. Cash pledged to support securitization transactions is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.
Property and Equipment
As a result of the Merger and acquisition of the international operations, our property and equipment was adjusted to an estimated fair market value. Subsequent to the Merger, property and equipment additions are carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from 3 to 25 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.
Leased Vehicles
Leased vehicles consist of automobiles leased to consumers. Leased vehicles acquired since the Merger are carried at amortized cost less manufacturer incentives. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment when indicators of impairment exist. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.
Goodwill
The excess of the purchase price of the Merger over the fair value of the net assets acquired was recorded as goodwill, and was attributed to the North America reporting unit, which was our only reporting unit. With the acquisition of the international operations, we added two additional reporting units: Latin America and Europe. The excess of the purchase price of the acquisition of the international operations over the fair value of the net assets acquired was all attributed to the Latin America reporting unit. We performed our annual goodwill impairment testing as of October 1 for all reporting units. If the fair value of any reporting unit is less than the carrying amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we perform a second step of the impairment test. In the second step, we compare the goodwill amount reflected in the balance sheet to the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.
We completed the first step of the impairment testing of the goodwill attributed to the Latin America reporting unit, and the fair value exceeded the carrying value by 30%. Due to the relatively small amount of the goodwill attributed (11% of total goodwill), as well as the recent determination of the fair value of the international operations for the allocation of the purchase price, the following discussion relates only to the impairment testing of the goodwill attributed to the North America reporting unit.
In the first step of our goodwill impairment test, we determined the fair value of the North America reporting unit with consideration to valuations under the market approach and the income approach.
The income approach evaluates the cash flow of the reporting unit over a specified time, discounted at an appropriate market rate to arrive at an indication of the most probable selling price. Factors contributing to the determination of the reporting unit's operating performance were historical performance and management's estimates of future performance.

The following table reflects certain key estimates and assumptions used in our 2013 impairment testing:

Market approach assumptions:
Trailing-twelve months' earnings multiple	9.9x
Forward earnings multiple	10.0x
Weighting applied	25%
Income approach assumptions:
Cost of equity	10.5%
Targeted equity-to-earning assets ratio	12.5% declining to 7.5%
Weighting applied	75%
The results of the first step of the impairment test indicated that the fair value exceeded the carrying value of the North America reporting unit by 29%. It was therefore not necessary to perform the second step analysis, and no impairment loss was recorded during the fourth quarter 2013.
If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
Derivative Financial Instruments
We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.
Our special purpose finance subsidiaries are often times contractually required to purchase derivative instruments, which could include interest rate cap agreements and/or interest rate swap agreements which are explained below, as credit enhancement in connection with securitization transactions and credit facilities.
We do not use derivative instruments for trading or speculative purposes.
Interest Rate Swap Agreements. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Cash flows from derivatives used to manage interest rate risk are classified as operating activities. At December 31, 2013, none of our interest rate swap agreements were designated as cash flow hedges for accounting purposes.
Interest Rate Cap Agreements. Generally, we purchase interest rate cap agreements to limit floating rate exposures in our credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. Because the interest rate cap agreements entered into by us or our special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by us are recorded in interest expense on our consolidated statements of income and comprehensive income.
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

Foreign Currency Swaps. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies. We face exposure to currency exchange rates when the currency of our receivables differs from the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps to convert our debt obligations to the local currency of the receivables.
Income Taxes
On our stand-alone financial statements, we account for income taxes on a separate return basis for using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.
We account for uncertainty in income taxes in the financial statements. See Note 14 - "Income Taxes" for a discussion of the accounting for uncertain tax positions.
Revenue Recognition
Finance charge income related to consumer finance receivables is recognized using the effective interest method. Fees and commissions received and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on non-accrual loans are first applied to any fees due, then to any interest due and, finally, any remaining amounts received are recorded to principal. Interest accrual resumes once an account has received payments bringing the delinquency status to less than 60 days past due.
Finance charge income related to commercial finance receivables is recognized using the accrual method. Accrual of finance charge income is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt about the full collectability of contractually agreed upon principal and interest exist. Payments received on non-accrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the delinquency status fully current and collection of contractual principal and interest is reasonably expected (including amounts previously charged-off) or, for TDR's, when repayment is reasonably assured based on the modified terms of the loan.
Operating lease rental income for leased vehicles is recognized on a straight-line basis over the lease term. Net deferred origination fees or costs are amortized on a straight-line basis over the term of the lease agreement.
Parent Company Stock Based Compensation
We measure and record compensation expense for parent company stock based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award.
Salary stock awards granted are fully vested and nonforfeitable upon grant; therefore, compensation cost is recorded on the date of grant.
See Note 12 - "Parent Company Stock Based Compensation" for further information.
Segment Information
We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: North America ("the North America Segment") and international ("the International Segment"). The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in all other countries. For additional financial information regarding our business segments, see Note 17 - "Segment Reporting and Geographic Information."
Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. At December 31, 2013 and 2012, we had intercompany receivables from GM in the amount of $129 million and $66 million under these programs.
In addition, we had $62 million and $46 million due at December 31, 2013 and 2012 in loans outstanding to dealers that are consolidated by GM, in connection with our commercial lending program. Our international operations also provide financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At December 31, 2013, $588 million was outstanding under such arrangements, and is included in commercial finance receivables. At December 31, 2013, we also have $368 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
As discussed in Note 14 - "Income Taxes" we have a tax sharing agreement with GM for our U.S. operations. Under that agreement, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities for taxable income recognized by us in any period beginning on or after October 1, 2010. Payments for the tax years 2010 through 2014 are deferred for four years from their original due date, and the total deferral amount is to not exceed $1.0 billion. As of December 31, 2013 and 2012, we have recorded related party taxes payable to GM in the amount of $643 million and $559 million.
We have a $600 million credit facility with GM ("GM Related Party Credit Facility"). There were no advances outstanding under the GM Related Party Credit Facility at December 31, 2013 and 2012.
Recent Accounting Pronouncements
In February 2013, Accounting Standards Update ("ASU") ("2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of 2013-02 improves the reporting of reclassifications out of accumulated other comprehensive income. We adopted this ASU effective January 1, 2013, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows.
In July 2013, ASU ("2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force, was issued to eliminate diversity in practice. ASU 2013-11 requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. We are currently evaluating the impact of the adoption of ASU 2013-11 and whether it will have a material effect on our consolidated financial statements.
Note 2.    Acquisition of Ally Financial International Operations
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
On April 1, 2013, we completed the acquisition of Ally Financial's European and Latin American auto finance and financial services operations except for France, Portugal and Brazil. On June 1, 2013, we completed the acquisition of Ally Financial's auto finance and financial services operations in France and Portugal, and on October 1, 2013 we completed the acquisition of Ally Financial's auto finance and financial services operations in Brazil. The aggregate consideration for these acquisitions was $3.3 billion, subject to certain closing adjustments. In addition, we repaid debt of $1.4 billion that was assumed as part of the acquisitions. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition dates.
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
The acquisition of the international operations has been accounted for as a business combination, whereby the purchase price of the transaction was allocated to the identifiable assets and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on fair value measurement principles (see Note 10 - "Fair Values of Assets and Liabilities" for further discussion) and reflect significant assumptions and judgments. Material valuation inputs for finance receivables included adjustments to monthly principal and interest cash flows for prepayments and credit loss expectations; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Material valuation inputs for debt included discount rates developed based on the relative risk of the contractual cash flows, taking into consideration market rates and liquidity expectations for each country. Certain assumptions and judgments that were considered to be appropriate at the applicable acquisition date may prove to be incorrect if market conditions change.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill, which is primarily attributed to the value of the incremental GM business expected. The preliminary goodwill amount was $132 million, but is subject to further adjustment pending the closing of our acquisition of Ally Financial's equity interest in GMAC-SAIC as well as any potential adjustments resulting from the finalization of the valuation of the acquired assets and assumed liabilities. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period. We assigned all the goodwill recorded to our Latin America reporting unit. The final allocation of goodwill will be determined upon completion of the acquisition of Ally Financial's equity interest in GMAC-SAIC. The goodwill will not be deductible for tax purposes.
The following table summarizes the aggregate consideration and the assets acquired and liabilities assumed at the acquisition dates (in millions):

Acquired International Operations
Cash	$607
Restricted cash	906
Finance receivables	15,144
Other assets, including identifiable intangible assets	781
Secured and unsecured debt	(12,833)
Other liabilities	(1,483)
Identifiable net assets acquired	3,122
Goodwill resulting from the acquisition	132
Aggregate consideration	$3,254
The following table provides information related to finance receivables acquired which had no deterioration in credit quality as of the applicable acquisition dates (in millions):

	Consumer	Commercial
Contractually required payments receivable	$10,687	$4,947
Cash flows not expected to be collected	$276	$27
Fair value	$9,709	$4,834
The results of the acquired operations are included in our results beginning April 1, 2013, except for the results of the operations in Portugal and France, which are included in our results beginning June 1, 2013 and the results of the operations in Brazil, which are included in our results beginning October 1, 2013. The following table summarizes the actual amounts of revenue and earnings of the international operations included in our consolidated financial statements for the year ended December 31, 2013 and the supplemental pro forma revenue and earnings of the combined entity as if the acquisitions had occurred on January 1, 2012 (in millions):

	International Operations Amounts Included in Results	Supplemental Pro Forma - Combined

	Year Ended December 31, 2013	Years Ended December 31,
		2013	2012
Total revenue	$968	$4,201	$3,865
Net income	$109	$712	$687

Note 3.	Goodwill
The difference between the excess of the purchase price of the Merger over the fair value of the assets and liabilities acquired was recorded as goodwill of $1.1 billion, which was allocated entirely to the North America reporting unit.
On April 1, 2011, we acquired FinanciaLinx Corporation ("FinanciaLinx"), an independent auto lease provider in Canada. The total consideration we paid in the all-cash transaction was approximately $10 million. Purchase accounting for the acquisition resulted in goodwill of $14 million, which was allocated to the North America reporting unit.
During 2013, we completed the acquisition of Ally Financial's European and Latin American auto finance and financial services operations. The aggregate consideration for these acquisitions was $3.3 billion. Purchase accounting for the acquisitions resulted in goodwill of $132 million, which has been all allocated to the Latin America reporting unit.
We performed goodwill impairment testing as of October 1, 2013, in accordance with the policy described in Note 1 - "Summary of Significant Accounting Policies - Goodwill." The impairment testing indicated no impairment in any reporting unit.
The following table summarizes the changes in the carrying amounts of goodwill by segment (in millions):

	Years Ended December 31,
	2013			2012	2011
	North America	International(a)	Total	North America	North America
Balance at beginning of period	$1,108	$—	$1,108	$1,108	$1,095
Acquisition	—	132	132	—	14
Foreign currency translation	—	—	—	—	(1)
Balance at end of period	$1,108	$132	$1,240	$1,108	$1,108
_________________

(a)	See Note 2 - "Acquisition of Ally Financial International Operations" for further discussion.

Note 4.	Finance Receivables
Below is information about finance receivables that have been divided into two portfolios: pre-acquisition and post-acquisition. See Note 1 - "Summary of Significant Accounting Policies."
The total finance receivables portfolio consists of the following (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total	North America
Consumer
Pre-acquisition consumer finance receivables - outstanding balance	$931	$363	$1,294	$2,162
Pre-acquisition consumer finance receivables - carrying value	$826	$348	$1,174	$1,958
Post-acquisition consumer finance receivables, collectively evaluated for impairment, net of fees(a)	9,795	11,394	21,189	8,603
Post-acquisition consumer finance receivables, individually evaluated for impairment, net of fees	767	—	767	228
	11,388	11,742	23,130	10,789
Less: allowance for loan losses - collective	(365)	(29)	(394)	(313)
Less: allowance for loan losses - specific	(103)	—	(103)	(32)
Total consumer finance receivables, net	10,920	11,713	22,633	10,444
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	1,975	4,627	6,602	560
Commercial finance receivables, individually evaluated for impairment, net of fees	—	98	98	—
	1,975	4,725	6,700	560
Less: allowance for loan losses - collective	(17)	(27)	(44)	(6)
Less: allowance for loan losses - specific	—	(7)	(7)	—
Total commercial finance receivables, net	1,958	4,691	6,649	554
Total finance receivables, net	$12,878	$16,404	$29,282	$10,998
________________

(a)	Amount reported for International includes $1.0 billion of direct-financing leases.
Consumer Finance Receivables
Pre-acquisition Consumer Finance Receivables
Following is a summary of activity in our pre-acquisition consumer finance receivables portfolio (in millions):

	Years Ended December 31,
	2013			2012	2011
	North America	International	Total	North America	North America
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$2,162	$—	$2,162	$4,366	$7,724
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$1,958	$—	$1,958	$4,027	$7,300
International operations acquisition	—	601	601	—	—
Principal collections and other	(1,078)	(270)	(1,348)	(1,899)	(2,790)
Change in carrying value adjustment	(54)	56	2	(170)	(483)
Foreign currency translation	—	(39)	(39)	—	—
Balance at end of period	$826	$348	$1,174	$1,958	$4,027

The following table provides information related to the credit-impaired consumer finance receivables acquired with the international operations on the applicable acquisition dates (in millions):

Contractually required payments receivable	$799
Cash flows expected to be collected	$728
Fair value	$601
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. During the years ended December 31, 2013, 2012 and 2011, as a result of improvements in the credit performance of the pre-acquisition portfolio, expected cash flows increased by $74 million, $170 million and $261 million. We transferred the amount of excess cash flows from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.
A summary of the activity in the accretable yield on the pre-acquisition consumer finance receivables portfolios is as follows (in millions):

	Years Ended December 31,
	2013			2012	2011
	North America	International	Total	North America	North America
Balance at beginning of period	$404	$—	$404	$737	$1,201
International operations acquisition	—	127	127	—	—
Accretion of accretable yield	(278)	(64)	(342)	(503)	(725)
Transfer from non-accretable difference	55	19	74	170	261
Foreign currency translation	—	(8)	(8)	—	—
Balance at end of period	$181	$74	$255	$404	737
Post-acquisition Consumer Finance Receivables
We generally purchase consumer finance contracts from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We also have subvention programs with GM and other new vehicle manufacturers, under which the manufacturers provide us cash payments in order for us to offer lower interest rates on consumer finance contracts we purchase. We record the amortization of participation fees and subvention and accretion of acquisition fees to finance charge income using the effective interest method.
Following is a summary of activity in our post-acquisition consumer finance receivables portfolio (in millions):

	Years Ended December 31,
	2013			2012	2011
	North America	International	Total	North America	North America
Post-acquisition consumer finance receivables, net of fees - beginning of period	$8,831	$—	$8,831	$5,314	$924
International operations acquisition	—	9,709	9,709	—	—
Loans purchased	5,126	4,471	9,597	5,579	5,085
Charge-offs	(584)	(54)	(638)	(304)	(66)
Principal collections and other	(2,811)	(2,886)	(5,697)	(1,758)	(629)
Change in carrying value adjustment	—	14	14	—	—
Foreign currency translation	—	140	140	—	—
Balance at end of period	$10,562	$11,394	$21,956	$8,831	$5,314

A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Years Ended December 31,
	2013			2012	2011
	North America	International	Total	North America	North America
Balance at beginning of period	$345	$—	$345	$179	$26
Provision for loan losses	380	52	432	298	178
Charge-offs	(584)	(54)	(638)	(304)	(66)
Recoveries	327	29	356	172	41
Foreign currency translation	—	2	2	—	—
Balance at end of period	$468	$29	$497	$345	$179
Consumer Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay. At the time of loan origination, substantially all of our international consumers have the equivalent of prime credit scores. In the North America Segment, however, our consumer finance receivables are predominantly sub-prime. A summary of the credit risk profile by FICO score band, determined at origination, of the consumer finance receivables in the North America Segment is as follows (dollars in millions):

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
FICO Score less than 540	$3,511	30.6%	$3,011	27.4%
FICO Score 540 to 599	5,435	47.3	5,014	45.6
FICO Score 600 to 659	2,277	19.8	2,513	22.9
FICO Score 660 and greater	270	2.3	455	4.1
Balance at end of period(a)	$11,493	100.0%	$10,993	100.0%
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

	December 31, 2013				December 31, 2012
	North America	International	Total		North America
	Amount	Amount	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$858	$94	$952	4.1%	$672	6.1%
Greater than 60 days	296	112	408	1.7	230	2.1
	1,154	206	1,360	5.8	902	8.2
In repossession	38	3	41	0.2	31	0.3
	$1,192	$209	$1,401	6.0%	$933	8.5%
The accrual of finance charge income has been suspended on $642 million and $503 million of consumer finance receivables (based on contractual amount due) as of December 31, 2013 and December 31, 2012.

Impaired Consumer Finance Receivables - TDRs
Consumer finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. As of December 31, 2013, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	December 31, 2013	December 31, 2012
Outstanding recorded investment	$767	$228
Less: allowance for loan losses	(103)	(32)
Outstanding recorded investment, net of allowance	$664	$196
Unpaid principal balance	$779	$232
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in millions):

	Years Ended December 31,
	2013	2012
Average recorded investment	$487	$102
Interest income recognized	$70	$11
The following table provides information on consumer loans at the time they became classified as TDRs (dollars in millions):

	December 31, 2013		December 31, 2012
	Number of Accounts	Amount	Number of Accounts	Amount
Recorded investment	38,196	$643	12,882	$243
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR were $22 million and $4 million for the years ended December 31, 2013 and 2012.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Commercial finance receivables, net of fees - beginning of period	$560	$—	$560	$—
International operations acquisition	—	4,834	4,834	—
Loans funded	5,967	22,005	27,972	1,227
Principal collections and other	(4,543)	(22,251)	(26,794)	(667)
Charge-offs	(2)	(3)	(5)	—
Foreign currency translation	(7)	140	133	—
Balance at end of period	$1,975	$4,725	$6,700	$560

A summary of the activity in the allowance for commercial loan losses is as follows (in millions):

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$6	$—	$6	$—
Provision for loan losses	13	30	43	6
Recoveries	—	6	6	—
Charge-offs	(2)	(3)	(5)	—
Foreign currency translation	—	1	1	—
Balance at end of period	$17	$34	$51	$6

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
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

		December 31, 2013	December 31, 2012
Group I -	Dealers with strong to superior financial metrics	$598	$99
Group II -	Dealers with fair to favorable financial metrics	1,588	278
Group III -	Dealers with marginal to weak financial metrics	2,174	171
Group IV -	Dealers with poor financial metrics	1,622	12
Group V -	Dealers warranting special mention due to potential weaknesses	488	—
Group VI -	Dealers with loans classified as substandard, doubtful or impaired	230	—
Balance at end of period		$6,700	$560
The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.
At December 31, 2013, 99.9% of our commercial finance receivables were current with respect to payment status.
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
Commercial finance receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At December 31, 2013 and 2012, there were no outstanding commercial finance receivables classified as TDRs.

Note 5.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. As of December 31, 2013, the amount of leased vehicles accounted for as operating leases in the International Segment is insignificant; therefore, the following information regarding our leased vehicles is presented on a consolidated basis.
Following is a summary of our leased vehicles (in millions):

	December 31, 2013	December 31, 2012
Leased vehicles	$4,684	$2,283
Manufacturer incentives	(659)	(307)
	4,025	1,976
Less: accumulated depreciation	(642)	(273)
Leased vehicles, net	$3,383	$1,703
A summary of the changes in our leased vehicles is as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$1,976	$887	$52
International operations acquisition	5	—	—
Leased vehicles purchased	2,830	1,343	1,000
Leased vehicles returned - end of term	(343)	(76)	(29)
Leased vehicles returned - default	(28)	(8)	(1)
Manufacturer incentives	(360)	(180)	(127)
Foreign currency translation	(55)	10	(8)
Balance at end of period	$4,025	$1,976	$887
As of December 31, 2013 and 2012, our Canadian subsidiary was servicing $303 million and $625 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2014	2015	2016	2017	2018
Minimum rental payments under operating leases	$628	$512	$266	$43	$4

Note 6.	Debt
Debt consists of the following (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total	North America
Secured
Revolving credit facilities	$1,678	$7,322	$9,000	$354
Securitization notes payable	10,801	2,272	13,073	9,024
Total secured	$12,479	$9,594	$22,073	$9,378

Unsecured
Senior notes	$4,000	$—	$4,000	$1,500
Bank lines and other unsecured debt	—	2,973	2,973	—
Total unsecured	$4,000	$2,973	$6,973	$1,500
Secured Debt
Secured debt consists of revolving credit facilities and securitization notes payable. The revolving credit facilities have revolving periods ranging from one year to three years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging up to six years. Most of the secured debt was issued by variable interest entities, as further discussed in Note 8 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and leasing related assets.
Interest rates on the secured debt in the North America Segment are primarily fixed, ranging from 1.02% to 6.07% at December 31, 2013 and 0.89% to 13.37% at December 31, 2012. Interest rates on the secured debt in the International Segment are primarily floating, ranging from 0.90% to 15.88% at December 31, 2013. Issuance costs on the secured debt of $37 million as of December 31, 2013 and $31 million as of December 31, 2012 are included in other assets on the consolidated balance sheets, and are amortized to interest expense over the expected term of the secured debt.
In connection with the Merger, we recorded an acquisition accounting premium that is being accreted to interest expense over the expected term of the securitization notes payable outstanding at the merger date. Accretion for the years ended December 31, 2013, 2012 and 2011 was $10 million, $32 million and $68 million. At December 31, 2013, remaining acquisition accounting premium of $1 million is included in secured debt. In connection with our acquisition of the international operations, we recorded an acquisition accounting discount that will amortize to interest expense over the expected term of the secured debt outstanding at the applicable acquisition date. Amortization for the year ended December 31, 2013 was $12 million. At December 31, 2013, remaining acquisition accounting discount of $47 million is included in secured debt.
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of December 31, 2013, we were in compliance with all covenants related to our credit facilities.
Unsecured Debt
Unsecured debt consists primarily of senior notes we have issued as well as bank lines and other unsecured debt, which was assumed in the acquisition of the international operations. The terms of our bank lines range up to five years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or else will amortize over a defined period. Interest rates on unsecured bank lines ranged from 1.09% to 12.89% at December 31, 2013. Issuance costs on the unsecured debt of $40 million as of December 31, 2013 and $17 million as of December 31, 2012 are included in other assets on the consolidated balance sheets, and are amortized to interest expense over the expected term of the secured debt.

In connection with our acquisition of the international operations, we recorded an acquisition discount that will amortize to interest expense over the expected term of the unsecured debt at the applicable acquisition date. Amortization for the year ended December 31, 2013 was $2 million. At December 31, 2013, remaining acquisition accounting discount of $7 million is included in unsecured debt.
At December 31, 2013, we had $4.0 billion of senior notes that mature from 2016 through 2023 and have interest rates that range from 2.75% to 6.75%. All of our senior notes may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices as set forth in the indentures that govern the senior notes plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the indentures that govern the senior notes, prior to us being rated "investment grade" by at least two of three listed rating agencies, the holders of senior notes will have the right, subject to certain conditions, to require us to repurchase their senior notes at a purchase price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, as of the date of repurchase. The senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of the senior notes. See Note 21 - "Guarantor Consolidating Financial Statements" for further discussion.
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
Contractual Debt Obligations
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Secured debt	$11,492	$5,768	$3,109	$1,337	$367	$—	$22,073
Unsecured debt	2,102	705	1,090	1,000	1,326	750	6,973
Interest	766	540	293	168	64	141	1,972
	$14,360	$7,013	$4,492	$2,505	$1,757	$891	$31,018
Note 7.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total	North America
Securitization notes payable	$890	$208	$1,098	$729
Revolving credit facilities	62	415	477	15
Other(a)	26	357	383	25
Total restricted cash	$978	$980	$1,958	$769
_________________

(a)	Restricted cash - other at December 31, 2012 is included in other assets on the consolidated balance sheets.
Restricted cash securitization notes payable and revolving credit facilities is composed of funds deposited in restricted cash accounts to provide additional collateral for borrowings under revolving credit facilities or funds deposited in restricted cash accounts to support securitization transactions. Additionally, these funds include monthly collections from borrowers that have not yet been used for repayment of debt.
In the North America Segment, restricted cash other is composed of cash deposited to support derivative transactions. In the International Segment, restricted cash other is primarily composed of deposits in Brazil held in escrow pending resolution of tax and civil litigation.

Note 8.	Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	Years Ended December 31,
	2013	2012
Restricted cash	$1,523	$744
VIE assets	$23,584	$10,442
VIE liabilities	$19,448	$9,378
The assets of the VIEs and the restricted cash we hold serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities we provide as the servicer. We are not required and do not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to our creditors.
In addition, we entered into interest rate swaps and caps with certain SPEs that issue variable rate debt against fixed rate securitized assets. Under the terms of these swaps, the SPEs are obligated to pay us a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt. This arrangement enables the SPEs to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate securitized assets, as required to maintain ratings on such securitizations. See Note 9 - "Derivative Financial Instruments and Hedging Activities" for further discussion.
Other VIEs
We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The voting interests in these entities are indirectly wholly-owned by our parent, GM. At December 31, 2013, total assets of these entities were $3.9 billion, which were composed primarily of cash and cash equivalents and finance receivables; and total liabilities were $3.0 billion, which were composed of debt, accounts payable (primarily trade) and accrued liabilities. In the year ended December 31, 2013 total revenue recorded by these entities were $172 million and net income was $30 million. These amounts are stated prior to intercompany eliminations and include amounts related to securitization and credit facilities held by consolidated VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.

Note 9.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

	December 31, 2013		December 31, 2012
	Notional	Fair Value(a)	Notional	Fair Value(a)
Assets
Interest rate swaps	$2,422	$11	$24	$—
Interest rate caps	1,398	7	751	1
Foreign currency swaps(b)	1,678	3	—	—
Total assets(c)	$5,498	$21	$775	$1
Liabilities
Interest rate swaps	$4,266	$17	$24	$—
Interest rate caps	1,206	7	751	1
Foreign currency swaps(b)	2,133	29	—	—
Total liabilities(d)	$7,605	$53	$775	$1
 _________________

(a)	See Note 10 - "Fair Values of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.

(b)
The foreign currency swaps relate to (i) intercompany loans denominated in foreign currencies (notional balances on the intercompany loans of €746 million , £381 million and 159kr million have been translated to USD) and (ii) a £290 million cross-currency swap for a securitization in the International Segment.

(c)	Included in other assets on the consolidated balance sheets.

(d)	Included in other liabilities on the consolidated balance sheets.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on our revolving secured debt, which typically matures in one year or less. We utilize interest rate swap agreements to convert floating rate exposures on our revolving debt maturing in two years or more, or on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.
We provided loans denominated in foreign currencies (euro, British pound and Swedish krona) to certain of our international entities for the equivalent of $1.7 billion. We purchase foreign currency swaps to hedge against any valuation change in the loans due to changes in foreign exchange rates.
The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in millions):

	Income (Losses) Recognized In Income
	Years Ended December 31,
	2013	2012	2011
Non-designated hedges:
Interest rate contracts(a)	$(1)	$—	$(2)
Foreign currency derivatives(b)	(118)	—	2
	$(119)	$—	$—
 _________________

(a)	Income (losses) recognized in earnings are included in interest expense.

(b)
There were no outstanding foreign currency derivatives at December 31, 2012. Income (losses) recognized in earnings are included in operating expenses. The losses for the year ended December 31, 2013 are substantially offset by translation gains (included in operating expenses) related to the foreign currency-denominated loans described above.

Note 10.	Fair Values of Assets and Liabilities
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
Derivatives
The fair values of our interest rate cap derivatives and foreign currency derivatives are valued based on quoted market prices received from bank counterparties and/or observable inputs for similar instruments and are classified as Level 2.
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

Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) (in millions):

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,452	$—	$—	$1,452
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	—	—	11	11
Interest rate caps(i)	—	7	—	7
Foreign currency swaps(i)	—	3	—	3
Total assets	$1,452	$10	$11	$1,473
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	$—	$—	$17	$17
Interest rate caps(i)	—	7	—	7
Foreign currency swaps(i)	—	29	—	29
Total liabilities	$—	$36	$17	$53
_________________

(a)	Excludes cash in banks of $1.6 billion.

	December 31, 2012
	Fair Value Measurements Using
	Level 1
	Quoted Prices In Active Markets For Identical Assets	Assets / Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,830	$1,830
_________________

(a)	Excludes cash in banks of $228 million.
The fair value of interest rate cap and swap assets and liabilities at December 31, 2012 was insignificant.
The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Assets	Liabilities
December 31, 2010	$23	$(46)
Total realized and unrealized gains included in earnings	(2)	1
Settlements	(19)	39
December 31, 2011	2	(6)
Settlements	(2)	6
December 31, 2012	—	—
Total realized and unrealized gains included in earnings	8	(9)
Purchases	7	(19)
Settlements	(4)	11
December 31, 2013	$11	$(17)

Note 11.	Commitments and Contingencies
Leases
Our credit centers are generally leased for terms of up to seven years with certain rights to extend for additional periods. We also lease space for our administrative offices and portfolio servicing activities under leases with terms up to 10 years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents.
A summary of lease expense is as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Lease expense	$21	$13	$12
Operating lease commitments are as follows (in millions):

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Operating lease commitments	$22	$20	$16	$14	$9	$8
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
Consumer finance receivables in the North America Segment represent contracts with consumers residing throughout the U.S. and in Canada, with borrowers located in Texas accounting for 16% of the portfolio as of December 31, 2013. No other state accounted for more than 10% of consumer finance receivables. Consumer finance receivables in the International Segment represent contracts with consumers residing throughout Europe and Latin America. Borrowers located in Brazil, Germany and the U.K. accounted for 30%, 25% and 18% of the international consumer finance receivables as of December 31, 2013. No other country accounted for more than 10% of consumer finance receivables.
As of December 31, 2013, substantially all of our commercial finance receivables represent loans to GM-franchised dealerships and their affiliates.
Guarantees of Indebtedness
The payments of principal and interest on our senior notes are guaranteed by AFSI. As of December 31, 2013 and 2012, the par value of our senior notes was $4.0 billion and $1.5 billion. See Note 21 - "Guarantor Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims.
Other Administrative Tax Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.

In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $43 million.
Note 12.     Parent Company Stock Based Compensation
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
Salary Stock
In 2013 and 2012 a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is recognized on the date of grant. In March 2012 the plan was amended to provide for cash settlement of awards. As a result these awards will now settle in cash and we reclassified $15 million from additional paid-in capital to accounts payable and accrued expenses and operating expenses. The liability for these awards is remeasured to fair value at the end of each reporting period. Prior to this amendment it was GM's policy to issue new shares upon settlement of these awards.
The following table summarizes information about RSUs granted to our employees and key executive officers under the parent company stock based compensation programs (RSUs in millions):

	Year Ended December 31, 2013
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Outstanding at beginning of period	1,418	$23.17	0.8
Granted	700	$33.00
Forfeited or expired	(16)	$29.03
Settled	(520)	$23.56
Outstanding at end of period	1,582	$27.34	1.1
RSUs unvested and expected to vest at December 31, 2013	863	$29.85	2.0
RSUs vested and payable at December 31, 2013	693	$24.08
During 2013, 2012 and 2011, we recorded total stock based compensation expense of $21 million ($13 million net of tax), $17 million ($10 million net of tax) and $17 million ($11 million net of tax).
As of December 31, 2013 and 2012, unamortized compensation expense related to the RSUs was $20 million and $10 million.
The total fair value of RSU's vested in 2013, 2012 and 2011 was $9 million, $9 million and $16 million.
During 2013 and 2012, total payments for 317,000 and 111,000 RSU's settled in cash under stock incentive plans were $10 million and $3 million.

Note 13.	Employee Benefit Plans
We have defined contribution retirement plans covering substantially all employees in the North America Segment as well as in Brazil and the U.K. We recognized $8 million, $7 million and $5 million in compensation expense for 2013, 2012 and 2011 related to these plans. Contributions to the plan were made in cash.
Certain employees in the International Segment are eligible to participate in plans that provide for pension payments upon retirement based on factors such as length of services and salary. The associated liability was $108 million at December 31, 2013. Net periodic pension expense was insignificant for 2013.

Note 14.	Income Taxes
The following table summarizes income (loss) before income taxes (in millions):

	Years Ended December 31,
	2013	2012	2011
U.S. income	$637	$732	$610
Non-U.S. income	246	12	12
Income before income taxes	$883	$744	$622
Income Tax Expense
The following table summarizes income tax expense (benefit) (in millions):

	Years Ended December 31,
	2013	2012	2011
Current income tax expense:
U.S. federal	$67	$254	$156
U.S. state and local	5	23	28
Non-U.S.	66	1	2
Total current	138	278	186
Deferred income tax expense:
U.S. federal	176	(4)	51
U.S. state and local	7	5	(1)
Non-U.S.	(4)	2	—
Total deferred	179	3	50
Total income tax provision	$317	$281	$236
Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $115 million at December 31, 2013 and insignificant at December 31, 2012. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
Our effective income tax rate on income before income taxes differs from the U.S. statutory rate as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxed at other than 35%	(1.7)	—	—
State and local income taxes	1.1	1.2	1.3
U.S. tax on non-U.S. earnings	(1.7)	—	—
Valuation allowance	3.4	—	—
Other	(0.2)	1.6	1.7
Effective tax rate	35.9%	37.8%	38.0%

Deferred Income Tax Assets and Liabilities
Deferred income taxes and liabilities at December 31, 2013 and 2012 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.
The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in millions):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforward(a)	$254	$24
Market value difference of loan portfolio	117	111
Purchase accounting adjustments – assets	41	30
Purchase accounting adjustments – liabilities	15	5
Borrowing costs	11	10
Accruals	131	11
Income tax benefits from uncertain tax positions	31	40
Other	90	24
Total deferred tax assets before valuation allowance	690	255
Less: valuation allowance	(104)
Total deferred tax assets	586	255
Deferred tax liabilities:
Capitalized direct loan origination costs	18	17
Fee income	32	31
Depreciable assets	153	71
Intangible assets	40	12
Accrued commissions	28	—
Deferred acquisition costs/revenue	30	—
Other	13	17
Total deferred tax liabilities	314	148
Net deferred tax asset	$272	$107
_________________

(a)	Includes tax-effected operating losses of $76 million expiring through 2034 and $177 million that may be carried forward indefinitely at December 31, 2013.
As of December 31, 2013, we retain valuation allowances against deferred tax assets of $28 million in the U.S. and $76 million in non-U.S. jurisdictions. The $28 million valuation allowance in the U.S. relates to a one-time cash dividend from a foreign subsidiary, for which we provided a $28 million valuation allowance on the portion of such credits that in management's judgment will not be utilized during the ten-year carry forward period. We have reflected in our financial statements $73 million of non-U.S. valuation allowances related to our international acquisitions.

Uncertain Tax Positions
The following table summarizes activity of unrecognized tax benefits (in millions):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$53	$48	$128
International operations acquired amounts	71	—	—
Additions to prior years' tax positions	—	1	—
Reductions to prior years' tax positions	(1)	(2)	(91)
Additions to current year tax positions	12	9	11
Reductions in tax positions due to lapse of statutory limitations	(3)	—	—
Settlements	(1)	(3)	—
Translation adjustment	(1)	—	—
Ending balance	$130	$53	$48
At December 31, 2013, 2012 and 2011, there were $104 million, $28 million and $27 million of net unrecognized tax benefits that, if recognized, would favorably effect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within the related tax liability line on the consolidated balance sheets.
In 2013, 2012 and 2011 we recorded income tax related interest expense (benefit) and penalties of $(7) million, $5 million and $3 million. The interest and penalty benefit in 2013 is due primarily to remeasurements, settlements and statute of limitations expirations. At December 31, 2013 and 2012 we had liabilities of $149 million and $37 million for income tax related interest and penalties.
At December 31, 2013, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease between $44 million to $51 million in the next twelve months due to settlements or the expiration of statutes of limitations.
Periodically we make deposits to taxing jurisdictions which reduce our unrecognized tax benefit balance, but are not reflected in the reconciliation above. The amount of deposits that reduce our unrecognized tax benefit liability in the consolidated balance sheets was $44 million at December 31, 2013 and was insignificant at December 31, 2012.
Other Matters
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM for our U.S. operations, payments for the tax years 2010 through 2014 are deferred for four years from their original due date. Any difference between the amounts paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. During 2013, we recorded a $1 million adjustment to additional paid-in capital. In addition, we recorded a $15 million adjustment related to the tax liability of a foreign subsidiary calculated on a separate return basis. The tax liability is offset with losses, from an affiliate of GM, outside of the GMF consolidated group. There is no obligation to pay any GM entity or taxing authority for the utilization of these non-GMF losses in tax year 2013. Therefore, the settlement of the tax liability of $15 million is reflected as an adjustment to additional paid-in capital on our consolidated financial statements.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2005 to 2013 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.

Note 15.	Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Interest costs (none capitalized)	$760	$298	$284
Income taxes	39	12	5
We had a non-cash investing activity as the result of the receivable from the GM subvention program for 2013, 2012 and 2011 of $61 million, $21 million and $37 million.

Note 16.	Fair Values of Financial Instruments
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
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

			December 31, 2013		December 31, 2012
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,074	$1,074	$1,289	$1,289
Finance receivables, net	(b)	3	$29,282	$29,301	$10,998	$11,313
Restricted cash	(a)	1	$1,958	$1,958	$768	$768
Interest rate swap agreements	(c)	3	$11	$11	$—	$—
Interest rate cap agreements purchased	(d)	2	$7	$7	$1	$1
Foreign currency swap agreements	(d)	2	$3	$3	$—	$—
Financial liabilities:
Secured debt
North America	(e)	2	$12,479	$12,565	$9,378	$9,526
International	(f)	2	$5,113	$5,113	$—	$—
International	(g)	3	$4,481	$4,492	$—	$—
Unsecured debt
North America	(h)	2	$4,000	$4,106	$1,500	$1,620
International	(i)	2	$1,282	$1,282	$—	$—
International	(g)	3	$1,691	$1,690	$—	$—
Interest rate swap agreements	(c)	3	$17	$17	$—	$—
Interest rate cap agreements sold	(d)	2	$7	$7	$1	$1
Foreign currency swap agreements	(d)	2	$29	$29	$—	$—
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

(c)	The fair values of the interest rate swap agreements are estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(d)	The fair values of the interest rate cap agreements and foreign currency swap agreements are based on quoted market prices.

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

Note 17.	Segment Reporting and Geographic Information

Segments

We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: the North America Segment (consisting of operations in the U.S. and Canada) and the International Segment (consisting of operations in all other countries). Our chief operating decision maker evaluates the operating results and performance of our business based on these operating segments. The management of each segment is responsible for executing our strategies.

For segment reporting purposes only, interest expense related to the senior notes has been allocated based on targeted leverage for each segment. Interest expense in excess of the targeted overall leverage is reflected in the "Corporate" column below. In addition, the interest income on $1.7 billion in intercompany loans provided to the international operations is presented in the "Corporate" column below.
All inter-segment balances and transactions have been eliminated. Prior to our acquisition of the international operations, we evaluated our business in a single operating segment. Therefore, segment information is presented only for 2013.
Key operating data for our operating segments were as follows (in millions):

	Year Ended December 31, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,376	$968	$43	$(43)	$3,344
Operating expenses, including leased vehicle expenses	893	330	—	—	1,223
Provision for credit losses	393	82	—	—	475
Interest expense	360	362	42	(43)	721
Acquisition and integration expenses	—	42	—	—	42
Income before income taxes	$730	$152	$1	$—	$883

	December 31, 2013
	North America	International	Total
Finance receivables, net	$12,878	$16,404	$29,282
Total assets	$19,094	$18,896	$37,990
Geographic Information
Operating data related to our operations in the U.S., Canada, Brazil, Mexico, Germany, the U.K. and all other foreign countries is as follows (in millions):

As of and for the Year Ended December 31, 2013
Total revenue:
U.S.	$2,185
Canada	204
Brazil	234
Mexico	158
Germany	172
U.K.	150
All other	241
Total revenue	$3,344

Financial receivables, net:
U.S.	$12,633
Canada	247
Brazil	4,355
Mexico	1,647
Germany	3,992
U.K.	3,168
All other	3,240
Total finance receivables, net	$29,282

Long-lived assets(a):
U.S.	$2,472
Canada	965
Brazil	4
Mexico	3
Germany	12
U.K.	50
All other	9
Total long-lived assets	$3,515
_________________

(a)	Includes $3.4 billion of vehicles on operating leases.

Note 18.	Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss) is as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Unrealized gains on cash flow hedges:
Balance at beginning of period	$—	$2	$—
Reclassification into earnings, in interest expense, net of taxes	—	(2)	2
Balance at end of period	—	—	2
Defined benefit plans, net:
Balance at beginning of period	—	—	—
Unrealized gain on subsidiary pension	3	—	—
Balance at end of period	3	—	—
Foreign currency translation adjustment:
Balance at beginning of period	(3)	(9)	2
Translation gain (loss)	11	6	(11)
Balance at end of period	8	(3)	(9)
Total accumulated other comprehensive income (loss)	$11	$(3)	$(7)

Note 19.	Regulatory Capital and Other Regulatory Matters
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at December 31, 2013. The following table lists the minimum capital requirements and the actual capital reported for our significant regulated international banks at December 31, 2013:

Country	Minimum Capital Requirement	Actual Capital
Germany	8.0%	18.4%
Brazil	11.0%	11.6%
Total assets of our regulated international banks and finance companies were approximately $12.1 billion at December 31, 2013.

Note 20.	Quarterly Financial Data (unaudited)
The following is a summary of quarterly financial results (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total revenue	$540	$836	$867	$1,101
Income before income taxes	$170	$264	$239	$210
Net income	$106	$178	$161	$121
Year Ended December 31, 2012
Total revenue	$431	$487	$515	$528
Income before income taxes	$181	$217	$201	$146
Net income	$112	$136	$124	$91

Note 21.	Guarantor Consolidating Financial Statements
The payment of principal and interest on senior notes is currently guaranteed solely by AFSI (the "Guarantor") and none of our other subsidiaries (the "Non-Guarantor Subsidiaries"). The separate financial statements of the Guarantor are not included herein because the Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. A subsidiary guarantee can be released under customary circumstances, including (i) the subsidiary is sold or sells all of its assets; (ii) the subsidiary is declared "unrestricted" for covenant purposes; (iii) the subsidiary's guarantee of other indebtedness is terminated or released; (iv) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied; (v) the rating on the parent's debt securities is changed to investment grade; or (vi) the parent's debt securities are converted or exchanged into equity securities.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of December 31, 2013 and December 31, 2012, and for the years ended December 31, 2013, 2012 and 2011.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$395	$679	$—	$1,074
Finance receivables, net	—	612	28,670	—	29,282
Restricted cash	—	20	1,938	—	1,958
Property and equipment, net	—	5	127	—	132
Leased vehicles, net	—	—	3,383	—	3,383
Deferred income taxes	1	—	358	—	359
Goodwill	1,095	—	145	—	1,240
Related party receivables	29	—	100		129
Other assets	74	5	358	(4)	433
Due from affiliates	3,754	863		(4,617)	—
Investment in affiliates	6,994	3,565	—	(10,559)	—
Total assets	$11,947	$5,465	$35,758	$(15,180)	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$22,073	$—	$22,073
Unsecured debt	4,000	—	2,973	—	6,973
Accounts payable and accrued expenses	101	133	716	(4)	946
Deferred income	—	—	168	—	168
Deferred taxes liabilities	(28)	161	(46)	—	87
Taxes payable	83	—	204	—	287
Related party taxes payable	643	—	1	(1)	643
Related party payable	—	—	368		368
Other liabilities	—	14	146	—	160
Due to affiliates	863	1,474	2,280	(4,617)	—
Total liabilities	5,662	1,782	28,883	(4,622)	31,705
Shareholder's equity:
Common stock	—	—	532	(532)	—
Additional paid-in capital	4,785	79	3,833	(3,912)	4,785
Accumulated other comprehensive income	11	(8)	24	(16)	11
Retained earnings	1,489	3,612	2,486	(6,098)	1,489
Total shareholder's equity	6,285	3,683	6,875	(10,558)	6,285
Total liabilities and shareholder's equity	$11,947	$5,465	$35,758	$(15,180)	$37,990

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2012
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,252	$37	$—	$1,289
Finance receivables, net	—	1,558	9,440	—	10,998
Restricted cash	—	—	744	—	744
Property and equipment, net	—	4	48	—	52
Leased vehicles, net	—	—	1,703	—	1,703
Deferred income taxes	39	(28)	96	—	107
Goodwill	1,095	—	13	—	1,108
Related party receivables	66	—	—	—	66
Other assets	14	18	98	—	130
Due from affiliates	2,063	—	—	(2,063)	—
Investment in affiliates	3,274	2,193	—	(5,467)	—
Total assets	$6,551	$4,997	$12,179	$(7,530)	$16,197
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$9,378	$—	$9,378
Unsecured debt	1,500	—	—	—	1,500
Accounts payable and accrued expenses	22	90	105	—	217
Deferred income	—	—	70	—	70
Taxes payable	91	4	(2)	—	93
Related party payables	559	—	—	—	559
Other liabilities	—	—	1	—	1
Due to affiliates	—	1,669	394	(2,063)	—
Total liabilities	2,172	1,763	9,946	(2,063)	11,818
Shareholder's equity:
Common stock	—	—	570	(570)	—
Additional paid-in capital	3,459	79	123	(202)	3,459
Accumulated other comprehensive (loss) income	(3)	(11)	13	(2)	(3)
Retained earnings	923	3,166	1,527	(4,693)	923
Total shareholder's equity	4,379	3,234	2,233	(5,467)	4,379
Total liabilities and shareholder's equity	$6,551	$4,997	$12,179	$(7,530)	$16,197

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$140	$2,423	$—	$2,563
Leased vehicle income	—	—	595	—	595
Other income	56	433	105	(408)	186
Equity in income of affiliates	584	551	—	(1,135)	—
	640	1,124	3,123	(1,543)	3,344
Costs and expenses
Salaries and benefits	—	216	232	—	448
Other operating expenses	(100)	228	441	(247)	322
Total operating expenses	(100)	444	673	(247)	770
Leased vehicle expenses	—	—	453	—	453
Provision for loan losses	—	239	236	—	475
Interest expense	180	37	665	(161)	721
Acquisition and integration expenses	—	—	42	—	42
	80	720	2,069	(408)	2,461
Income before income taxes	560	404	1,054	(1,135)	883
Income tax (benefit) provision	(6)	(42)	365	—	317
Net income	$566	$446	$689	$(1,135)	$566

Comprehensive income	$580	$449	$700	$(1,149)	$580

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2012
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$150	$1,444	$—	$1,594
Leased vehicle income	—	—	289	$—	289
Other income	45	194	250	(412)	77
Equity in income of affiliates	489	599	—	(1,088)	—
	534	943	1,983	(1,500)	1,960
Costs and expenses
Salaries and benefits	—	201	97	—	298
Other operating expenses (income)	15	(115)	200	—	100
Total operating expenses	15	86	297		398
Leased vehicle expenses	—	—	211	—	211
Provision for loan losses	—	231	73	—	304
Interest expense	67	166	462	(412)	283
Acquisition and integration expenses	—	—	20	—	20
	82	483	1,063	(412)	1,216
Income before income taxes	452	460	920	(1,088)	744
Income tax (benefit) provision	(11)	(41)	333		281
Net income	$463	$501	$587	$(1,088)	$463

Comprehensive income	$467	$501	$593	$(1,094)	$467

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2011
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$107	$1,140	$—	$1,247
Leased vehicle income	—	—	98	—	98
Other income	51	295	509	(790)	65
Equity in income of affiliates	405	489	—	(894)	—
	456	891	1,747	(1,684)	1,410
Costs and expenses
Salaries and benefits	—	174	80	—	254
Other operating expenses	18	(85)	152	—	85
Total operating expenses	18	89	232	—	339
Leased vehicle expenses	—	—	67	—	67
Provision for loan losses	—	158	20	—	178
Interest expense	60	307	627	(790)	204
	78	554	946	(790)	788
Income before income taxes	378	337	801	(894)	622
Income tax (benefit) provision	(8)	(51)	295	—	236
Net income	$386	$388	$506	$(894)	$386

Comprehensive income	$377	$388	$450	$(838)	$377

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors		Eliminations	Consolidated
Cash flows from operating activities:
Net income	$566	$446	$689		$(1,135)	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	2	535		—	545
Accretion and amortization of loan and leasing fees	—	2	(90)		—	(88)
Amortization of carrying value adjustment	—	(2)	(92)		—	(94)
Amortization of purchase accounting adjustment	—	—	4		—	4
Provision for loan losses	—	239	236		—	475
Deferred income taxes	9	133	37		—	179
Stock based compensation expense	9	—	—		—	9
Foreign currency translation gain	(118)			118		(118)
Other	—	—	(53)		—	(53)
Equity in income of affiliates	(584)	(551)	—		1,135	—
Changes in assets and liabilities:
Other assets	(71)	22	(78)		—	(127)
Accounts payable and accrued expenses	73	34	88		—	195
Taxes payable	(6)	(5)	31		—	20
Related party taxes payable	76		(179)		—	(103)
Net cash provided by operating activities	(38)	320	1,128		—	1,410
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(5,134)	(10,398)		5,936	(9,596)
Principal collections and recoveries on consumer finance receivables	—	(124)	7,648		—	7,524
Proceeds from sale of consumer finance receivables, net	—	5,936	—		(5,936)	—
Funding of commercial finance receivables, net	—	(1,852)	(26,938)		824	(27,966)
Collections of commercial finance receivables	—	1,067	25,758		46	26,871
Proceeds from sale of commercial finance receivables, net	—	824	—		(824)	—
Purchases of leased vehicles, net	—	—	(2,262)		—	(2,262)
Proceeds from termination of leased vehicles	—	—	217		—	217
Acquisition of international operations, net of cash on hand	(3,222)	(863)	607		863	(2,615)
Purchases of property and equipment	—	(3)	(13)		—	(16)
Change in restricted cash	—	(16)	(251)		—	(267)
Change in other assets	—	—	3		—	3
Net change in investment in affiliates	(29)	(818)	—		847	—
Net cash used in investing activities	(3,251)	(983)	(5,629)		1,756	(8,107)
Cash flows from financing activities:
Borrowings and issuance of secured debt	—	—	17,378		—	17,378
Payments on secured debt	—	—	(13,222)		—	(13,222)
Borrowings and issuance of unsecured debt	2,500	—	2,724		—	5,224
Payments on unsecured debt	—	—	(2,699)		—	(2,699)
Borrowings on related party line of credit	1,100	—	—		—	1,100
Payments on related party line of credit	(1,100)	—	—		—	(1,100)
Repayment of debt to Ally Financial	—	—	(1,416)		—	(1,416)
Net capital contributions	1,478	—	672		(850)	1,300
Debt issuance costs	(30)	—	(46)		—	(76)
Net change in due from/due to affiliates	(660)	(194)	1,763		(909)	—
Other	1		1			2
Net cash provided by (used in) financing activities	3,289	(194)	5,155		(1,759)	6,491
Net (decrease) increase in cash and cash equivalents	—	(857)	654		(3)	(206)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(12)		3	(9)
Cash and cash equivalents at beginning of period	—	1,252	37		—	1,289
Cash and cash equivalents at end of period	$—	$395	$679		$—	$1,074

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$463	$501	$587	$(1,088)	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	2	250	—	255
Accretion and amortization of loan and leasing fees	—	—	(53)	—	(53)
Amortization of carrying value adjustment	—	—	(11)	—	(11)
Amortization of purchase accounting adjustment	—	—	(32)	—	(32)
Provision for loan losses	—	231	73	—	304
Deferred income taxes	(10)	78	(65)	—	3
Stock based compensation expense	4	—	—	—	4
Other	—	2	(13)	—	(11)
Equity in income of affiliates	(489)	(599)	—	1,088	—
Changes in assets and liabilities:
Other assets	3	(4)	3	—	2
Accounts payable and accrued expenses	3	32	13	—	48
Taxes payable	11	(1)	(2)	—	8
Intercompany taxes payable	258	—	—	—	258
Net cash provided by operating activities	246	242	750	—	1,238
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(5,556)	(4,888)	4,888	(5,556)
Principal collections and recoveries on consumer finance receivables	—	(1)	4,008	—	4,007
Proceeds from sale of consumer finance receivables, net	—	4,888	—	(4,888)	—
Funding of commercial finance receivables, net	—	(1,224)	—	—	(1,224)
Collections of commercial finance receivables	—	667	—	—	667
Purchases of leased vehicles, net	—	—	(1,077)	—	(1,077)
Proceeds from termination of leased vehicles	—	—	55	—	55
Purchases of property and equipment	—	(2)	(11)	—	(13)
Change in restricted cash	—	—	312	—	312
Change in other assets	(45)	31	3	—	(11)
Net change in investment in affiliates	—	2,738	—	(2,738)	—
Net cash (used in) provided by investing activities	(45)	1,541	(1,598)	(2,738)	(2,840)
Cash flows from financing activities:
Borrowings and issuance of secured debt	—	—	7,600	—	7,600
Payments on secured debt	—	—	(6,233)	—	(6,233)
Borrowings and issuance of unsecured debt	1,000	—	—	—	1,000
Debt issuance costs	(12)	—	(36)	—	(48)
Retirement of debt	(1)	—	—	—	(1)
Net capital contribution to subsidiaries	—	—	(2,745)	2,745	—
Net change in due from/due to affiliates	(1,188)	(1,032)	2,220	—	—
Net cash (used in) provided by financing activities	(201)	(1,032)	806	2,745	2,318
Net increase (decrease) in cash and cash equivalents	—	751	(42)	7	716
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	8	(7)	1
Cash and cash equivalents at beginning of period	—	501	71	—	572
Cash and cash equivalents at end of period	$—	$1,252	$37	$—	$1,289

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$386	$388	$506	$(894)	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6	2	102	—	110
Accretion and amortization of loan and leasing fees	—	(2)	(19)	—	(21)
Amortization of carrying value adjustment	—	10	167	—	177
Amortization of purchase accounting adjustment	—	—	(68)	—	(68)
Provision for loan losses	—	158	20	—	178
Deferred income taxes	98	(1)	(47)	—	50
Stock based compensation expense	17	—	—	—	17
Other	2	18	(43)		(23)
Equity in income of affiliates	(405)	(489)		894	—
Changes in assets and liabilities:					—
Other assets	2	—	33	—	35
Accounts payable and accrued expenses	(35)	30	(16)	—	(21)
Taxes payable	(76)	5	(6)	—	(77)
Intercompany taxes payable	258	—	—	—	258
Net cash provided by operating activities	253	119	629	—	1,001
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(5,021)	(4,803)	4,803	(5,021)
Principal collections and recoveries on consumer finance receivables	—	1	3,718	—	3,719
Proceeds from sale of consumer finance receivables, net	—	4,803	—	(4,803)	—
Purchases of leased vehicles, net	—		(857)	—	(857)
Proceeds from termination of leased vehicles	—	—	38	—	38
Acquisition of companies, net of cash acquired	—	—	(1)	—	(1)
Purchases of property and equipment	2	(2)	(8)	—	(8)
Change in restricted cash	—	—	2	—	2
Change in other assets	—	(3)	(9)	—	(12)
Net change in investment in affiliates	(7)	792		(785)	—
Net cash (used in) provided by investing activities	(5)	570	(1,920)	(785)	(2,140)
Cash flows from financing activities:
Borrowings and issuance of secured debt	—	—	8,067	—	8,067
Payments on secured debt	—	—	(6,922)	—	(6,922)
Borrowings and issuance of unsecured debt	500	—	—	—	500
Borrowings on related party line of credit	200	—	—	—	200
Payments on related party line of credit	(200)	—	—	—	(200)
Debt issuance costs	(8)	—	(41)	—	(49)
Retirement of Debt	(75)	—	—	—	(75)
Net capital contribution to subsidiaries	—	16	721	(737)	—
Other	(1)	—	—	—	(1)
Net change in (due from) due to affiliates	(653)	(389)	(463)	1,505	—
Net cash (used in) provided by financing activities	(237)	(373)	1,362	768	1,520
Net increase in cash and cash equivalents	11	316	71	(17)	381
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	—	(9)	17	(3)
Cash and cash equivalents at beginning of period	—	185	9	—	194
Cash and cash equivalents at end of period	$—	$501	$71	$—	$572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
General Motors Financial Company, Inc.:
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Financial Company, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Fort Worth, Texas
February 6, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We had no disagreements on accounting or financial disclosure matters with our independent accountants to report under this Item 9.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Management's Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).
On April 1, 2013, we acquired all of Ally Financial's auto finance and financial services operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico. On June 1, 2013, we acquired Ally Financial's auto finance and financial services operations in France and Portugal. On October 1, 2013, we acquired Ally Financial's auto finance and financial services operations in Brazil. These operations collectively represent a change that may have materially affected our internal control over financial reporting during the period ended December 31, 2013. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the international operations. We are currently in the process of integrating the internal controls and procedures of the international operations, including a preliminary assessment of internal controls over financial reporting, with our North American operations, which may materially affect our internal control over financial reporting. We have excluded the international operations from our December 31, 2013 assessment of and report on internal control over financial reporting, but we expect to perform an assessment of and report on internal control over financial reporting of all of the operations of the combined company as of December 31, 2014.
Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes, other than as discussed above, made in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Omitted in accordance with General Instruction I to Form 10-K.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Deloitte & Touche LLP
Audit Fees(a)	$6	$1	$1
Audit Related Fees(b)	4	2	1
Total Fees	$10	$3	$2
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

(b)
Audit-Related Fees are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent registered public accounting firm. Audit-Related Fees include, among other things, agreed-upon procedures and other services pertaining to our securitization program and other warehouse credit facility reviews; the attestations required by the requirements of Regulation AB; and accounting consultations related to accounting, financial reporting or disclosure matters not classified as "Audit Fees."

Tax Fees include tax services related to tax compliance and related advice and were $75,000, $29,201 and $73,220 for 2013, 2012 and 2011
As a wholly-owned subsidiary of General Motors Company, audit and non-audit services provided by our independent auditor are subject to General Motors Company's Audit Committee pre-approval policies and procedures. The Audit Committee pre-approved all services provided by, and all fees of, our independent auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2013 and 2012.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Shareholder's Equity for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2014.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 6, 2014
Daniel E. Berce

/s/ CHRIS A. CHOATE	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	February 6, 2014
Chris A. Choate

/s/ DANIEL AMMANN	Director	February 6, 2014
Daniel Ammann

/s/ CHARLES K. STEVENS, III	Director	February 6, 2014
Charles K. Stevens, III

INDEX TO EXHIBITS
The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the exhibit numbers used in the report with which they were filed. Documents filed with this report are identified by the symbol "@."

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

4.2
Indenture, dated June 1, 2011, between General Motors Financial Company, Inc. and Deutsche Bank Trust Company Americas, concerning GM Financial's $500 million 6.75% Senior Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 3, 2011.

Incorporated by Reference

4.2.1
Registration Rights Agreement, dated June 1, 2011, among General Motors Financial Company, Inc., Deutsche Bank Securities Inc. and JPMorgan Securities LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 3, 2011

Incorporated by Reference

4.3
Indenture, dated August 16, 2012, between General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., the guarantor, and Wells Fargo Bank, N.A., as trustee, concerning GM Financial's $1 billion 4.75% Senior Noted due 2017, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on August 16, 2012

Incorporated by Reference

4.3.1
Registration Rights Agreement, dated August 16, 2012, between General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., the guarantor, and Deutsche Bank Securities Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on August 16, 2012
Incorporated by Reference

4.4
Indenture, dated May 14, 2013, between General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., the guarantor, and Wells Fargo Bank, N.A., as trustee, concerning GM Financial's $1 billion 2.75% Senior Noted due 2016, $750 million 3.25% Senior Notes due 2018 and $750 million 4.25% Senior Notes due 2013, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on May 14, 2013.
Incorporated by Reference

4.4.1
Registration Rights Agreement, dated May 14, 2013, between General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., the guarantor, and Deutsche Bank Securities Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 14, 2013.
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
Incorporated by Reference

10.5.5
Omnibus Amendment to the Sale and Servicing Agreement, the Indenture and Note Purchase Agreement, dated February 17, 2011, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG, New York Branch, and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on February 22, 2011.
Incorporated by Reference

10.5.6
Fourth Omnibus Amendment to the Sale and Servicing Agreement, the Indenture, the Custodian Agreement and the Note Purchase Agreement, dated May 10, 2012, among AmeriCredit Syndicated Warehouse Trust, as Issuer, AmeriCredit Funding Corp. XI, as a Seller, AmeriCredit Financial Services, Inc., as a Seller and as Servicer, Deutsche Bank AG, New York Branch, as Administrative Agent, Wells Fargo Bank, National Association, as Trustee, Backup Servicer and Trust Collateral Agent, the Purchasers that are party to the Note Purchase Agreement and the Agents that are party to the Note Purchase Agreement, , incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 11, 2012
Incorporated by Reference

10.6
2011-A Servicing Supplement, dated January 31, 2011, among ACAR Leasing Ltd., AmeriCredit Financial services, Inc., APGO Trust and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on February 4, 2011.
Incorporated by Reference

10.6.1
Indenture, dated January 31, 2011, among GMF Leasing Warehouse Trust, Wells Fargo Bank, National Association, AmeriCredit Financial services, Inc., Deutsche Bank AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on February 4, 2011.
Incorporated by Reference

10.6.2
Note Purchase Agreement, dated January 31, 2011, among GMF Leasing Warehouse Trust, AmeriCredit Financial services, Inc., GMF Leasing LLC, Deutsche Bank, AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on February 4, 2011.
Incorporated by Reference

INDEX TO EXHIBITS
(Continued)

10.6.3
Second Omnibus Amendment to the Credit and Security Agreement, the 2011-A Exchange Note Supplement, the Indenture, the Note Purchase Agreement, the Amended and Restated Servicing Agreement and the 2011-A Servicing Supplement, dated January 30, 2012, by and among GMF Leasing Warehouse Trust, as Issuer, AmeriCredit Financial Services, Inc., ACAR Leasing Ltd., as Titling Trust, GMF Leasing LLC, as Seller, APGO Trust, as Settlor, Deutsche Bank AG, New York Branch, as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the DB Purchaser Group, JPMorgan Chase Bank, N.A., as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the JPM Purchaser Group, and Wells Fargo Bank, National Association, as Administrative Agent (under the 2011-A Exchange Note Supplement and the Credit and Security Agreement), Collateral Agent, Indenture Trustee and 2011-A Exchange Noteholder, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 3, 2012.
Incorporated by Reference

10.6.4
Third Omnibus Amendment to the Credit and Security Agreement, the 2011-A Exchange Note Supplement, the Indenture, the Note Purchase Agreement and the 2011-A Servicing Supplement, dated January 25, 2013, by and among GMF Leasing Warehouse Trust, as Issuer, AmeriCredit Financial Services, Inc., ACAR Leasing Ltd., as Titling Trust, GMF Leasing LLC, as Seller, APGO Trust, as Settlor, Deutsche Bank AG, New York Branch, as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the DB Purchaser Group, JPMorgan Chase Bank, N.A., as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the JPM Purchaser Group, and Wells Fargo Bank, National Association, as Administrative Agent (under the 2011-A Exchange Note Supplement), Collateral Agent, Indenture Trustee and 2011-A Exchange Noteholder, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on January 31, 2013.
Incorporated by Reference

10.7
2011-A Servicing Supplement, dated July 15, 2011, among GM Financial Canada Leasing Ltd., FinanciaLinx Corporation, GMF Canada Leasing Trust, Deutsche Bank AG, Canada Branch, and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.7.1
Series 2011-A Indenture Supplement, dated July 15, 2011, among ComputerShare Trust Company of Canada, BNY trust Company of Canada, Deutsche Bank AG, Canada Branch and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.7.2
Note Purchase Agreement, dated July 15, 2011, among GMF Canada Leasing Trust, FinanciaLinx Corporation, GM Financial Canada Leasing Ltd., Deutsche Bank AG, Canada Branch, BMO Nesbitt Burns Inc. and BNY Trust Company of Canada, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.7.3
First Omnibus Amendment to the 2011-A Borrower Note Supplement, the Note Purchase Agreement, the Servicing Agreement and the 2011-A Servicing Supplement, dated as of July 13, 2012, by and among Computershare Trust Company of Canada in its capacity as trustee of GMF Canada Leasing Trust, as Issuer, GM Financial Canada Leasing Ltd., as Borrower, FinanciaLinx Corporation, individually and in its capacity as Servicer, Deutsche Bank AG, Canada Branch, as an Administrative Agent, BMO Nesbitt Burns Inc., as an Administrative Agent, BNY Trust Company of Canada, as Indenture Trustee, the Purchasers identified on the signature pages thereto, AmeriCredit Financial Services, Inc., as Performance Guarantor, and the Agents identified on the signature pages thereto, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 19, 2012.
Incorporated by Reference

10.8
Note Purchase Agreement, dated as of January 10, 2012, among GM Financial Automobile Receivables Trust 2012-PP1, as Issuer, AFS SenSub Corp., as Seller, AmeriCredit Financial Services, Inc., as Servicer and as Custodian, Azalea Asset Management, Inc., as Note Purchaser, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on January 23, 2012.
Incorporated by Reference

10.8.1
Indenture, dated as of January 4, 2012, between GM Financial Automobile Receivables Trust 2012-PP1, as Issuer, and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on January 23, 2012.
Incorporated by Reference

INDEX TO EXHIBITS
(Continued)

10.8.2
Purchase Agreement, dated as of January 4, 2012, between AFS SenSub Corp., as Purchaser, and AmeriCredit Financial Services, Inc., as Seller, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on January 23, 2012.
Incorporated by Reference

10.8.3
Sale and Servicing Agreement, dated as of January 4, 2012, among GM Financial Automobile Receivables Trust 2012-PP1, as Issuer, AFS SenSub Corp., as Seller, AmeriCredit Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent, incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K, filed on January 23, 2012.
Incorporated by Reference
10.9
3-Year Revolving Credit Agreement, dated as of November 5, 2012, among General Motors Holdings LLC, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors Do Brasil Ltda., the Subsidiary Borrowers from time to time Parties hereto, and the Several Lenders from time to time Parties hereto, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, filed on February 7, 2013.

Incorporated by Reference

10.10
Purchase and Sale Agreement, dated as of November 21, 2012, among Ally Financial Inc., General Motors Financial Company, Inc. and General Motors Company, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed on February 15, 2013.
Incorporated by Reference

10.11
Share Transfer Agreement, dated as of November 21, 2012, between Ally Financial Inc. and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on May 2, 2013.
Incorporated by Reference

10.12	Share and Interest Purchase Agreement, dated as of December 19, 2013, between General Motors Financial Company, Inc. and GM Europe Service GmbH.	@

12.1	Computation of Ratio of Earnings to Fixed Charges	@

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	@

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	@

101.INS*	XBRL Instance Document	Furnished with this report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this report

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Furnished with this report

*	Submitted electronically with this Report.

CERTIFICATIONS

Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Annual Report on Form 10-K of General Motors Financial Company, Inc. (the "Company") for the year ended December 31, 2013 (this "report");

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

Dated: February 6, 2014

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)	I have reviewed the Annual Report on Form 10-K of General Motors Financial Company, Inc. (the "Company") for the year ended December 31, 2013 (this "report");

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

Dated: February 6, 2014

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Annual Report on Form 10-K of the Company for the year ended December 31, 2013 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 6, 2014

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Annual Report on Form 10-K of the Company for the year ended December 31, 2013 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 6, 2014

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer