Form 10-Q
period 2014-03-31
General Motors Financial Company, Inc.
filed 2014-04-24
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 24, 2014, there were 502 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in millions, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,162	$1,074
Finance receivables, net	30,546	29,282
Restricted cash	2,101	1,958
Property and equipment, net	133	132
Leased vehicles, net	3,726	3,383
Deferred income taxes	440	359
Goodwill	1,239	1,240
Related party receivables	149	129
Other assets	413	433
Total assets	$39,909	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$23,386	$22,073
Unsecured debt	7,172	6,973
Accounts payable and accrued expenses	933	946
Deferred income	184	168
Deferred income taxes	8	87
Taxes payable	290	287
Related party taxes payable	838	643
Related party payables	468	368
Other liabilities	193	160
Total liabilities	33,472	31,705
Commitments and contingencies (Note 9)
Shareholder's equity:
Common stock, $1.00 par value per share, 1,000 shares authorized and 502 shares issued	—	—
Additional paid-in capital	4,787	4,785
Accumulated other comprehensive income	16	11
Retained earnings	1,634	1,489
Total shareholder's equity	6,437	6,285
Total liabilities and shareholder's equity	$39,909	$37,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
Revenue
Finance charge income	$830	$415
Leased vehicle income	200	107
Other income	67	18
Total revenue	1,097	540
Costs and expenses
Salaries and benefits	136	74
Other operating expenses	133	34
Total operating expenses	269	108
Leased vehicle expenses	156	80
Provision for loan losses	135	94
Interest expense	315	82
Acquisition and integration expenses	—	6
Total costs and expenses	875	370
Income before income taxes	222	170
Income tax provision	77	64
Net income	145	106
Other comprehensive income (loss)
Foreign currency translation adjustment	5	(6)
Other comprehensive income (loss), net	5	(6)
Comprehensive income	$150	$100
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$465	$315
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(3,304)	(1,343)
Principal collections and recoveries on consumer finance receivables	2,617	1,096
Net funding of commercial finance receivables	(350)	(273)
Purchases of leased vehicles, net	(628)	(510)
Proceeds from termination of leased vehicles	123	37
Purchases of property and equipment	(7)	(1)
Change in restricted cash	(147)	(88)
Change in other assets	—	5
Net cash used in investing activities	(1,696)	(1,077)
Cash flows from financing activities:
Net increase in debt (original maturities less than three months)	451	—
Borrowings and issuance of secured debt	5,070	3,384
Payments on secured debt	(4,238)	(1,000)
Borrowings and issuance of unsecured debt	390	—
Payments on unsecured debt	(330)	—
Debt issuance costs	(23)	(13)
Net cash provided by financing activities	1,320	2,371
Net increase in cash and cash equivalents	89	1,609
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(1)
Cash and cash equivalents at beginning of period	1,074	1,289
Cash and cash equivalents at end of period	$1,162	$2,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Acquisition of Ally Financial International Operations
We acquired Ally Financial Inc.'s (" Ally Financial") auto finance and financial services operations in Germany, the United Kingdom ("U.K."), Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico on April 1, 2013. We acquired Ally Financial's auto finance and financial services operations in France and Portugal on June 1, 2013 and we acquired Ally Financial's auto finance and financial services operations in Brazil on October 1, 2013. The aggregate consideration for these acquisitions was $3.3 billion, subject to certain closing adjustments. Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), which conducts auto finance operations in China. The operations that we have acquired as of March 31, 2014 from Ally Financial are referred to herein as the "international operations."
The results of operations of the acquired entities since the applicable acquisition dates are included in our financial statements for the three months ended March 31, 2014. Certain amounts previously presented related to the operations that we have acquired as of March 31, 2014 have been and will continue to be updated as a result of the finalization of acquisition accounting adjustments.
Segment Information
We evaluate our business in two operating segments: North America ("the North America Segment") and international ("the International Segment"). The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in all other countries. For additional financial information regarding our business segments, see Note 12 - "Segment Reporting."
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and balances have been eliminated in consolidation.
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 6, 2014 ("Form 10-K"). Certain prior year amounts were reclassified to conform to our current year presentation.
The condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Net Presentation of Cash Flows Related to Commercial Finance Receivables
Our commercial finance receivables are primarily comprised of floorplan financing to dealers.  The floorplan financing loans are repayable by the dealer within two to ten days after the dealer sells the vehicle subject to the financing. In our experience, these loans are typically repaid in less than 90 days of when the credit is extended. Furthermore, we have the unilateral ability to call the loans and receive payment within 30 days of when the credit is extended. Therefore, the presentation of the cash flows related to commercial finance receivables are reflected on the condensed consolidated statements of cash flows as "Net funding of commercial finance receivables".
We have revolving debt agreements to finance our commercial lending activities. The revolving period of these agreements ranges from 12 to 18 months; however, the terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances.  When a dealer repays a floorplan receivable to us, the amount advanced against such receivables must be repaid by us or else the equivalent amount in new receivables must be added to the borrowing base. Despite the revolving term exceeding 90 days, the actual term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within 90 days of when the credit is extended. Therefore, the cash flows related to these revolving debt agreements are reflected on the condensed consolidated statements of cash flows as “Net increase in debt (original maturities less than three months).”
Related Party Transactions
We are the wholly-owned captive finance subsidiary of our parent, General Motors Company ("GM"). We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on consumer loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. At March 31, 2014 and December 31, 2013, we had related party receivables from GM in the amount of $149 million and $129 million under these programs.
In addition, we had $64 million and $62 million due at March 31, 2014 and December 31, 2013 in loans outstanding to dealers that are consolidated by GM, in connection with our commercial lending program. Our international operations also provide financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At March 31, 2014 and December 31, 2013, $561 million and $588 million were outstanding under such arrangements, and are included in commercial finance receivables. At March 31, 2014 and December 31, 2013, we also had $468 million and $368 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
As discussed in Note 10 - "Income Taxes" we have a tax sharing agreement with GM for our U.S. operations. Under that agreement, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities for taxable income recognized by us in any period beginning on or after October 1, 2010. Payments for the tax years 2010 through 2014 are deferred for four years from their original due date, and the total deferral amount is to not exceed $1.0 billion. As of March 31, 2014 and December 31, 2013, we have recorded related party taxes payable to GM in the amount of $838 million and $643 million.
We have a $600 million credit facility with GM ("GM Related Party Credit Facility"). There were no advances outstanding under the GM Related Party Credit Facility at March 31, 2014 or December 31, 2013.
Recently Adopted Accounting Principles
On January 1, 2014 we adopted Accounting Standards Update (ASU) ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Note 2.	Finance Receivables
The finance receivables portfolio consists of the following (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
Pre-acquisition consumer finance receivables - outstanding balance	$735	$293	$1,028	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$645	$285	$930	$826	$348	$1,174
Post-acquisition consumer finance receivables, collectively evaluated for impairment, net of fees(a)	10,047	12,183	22,230	9,795	11,394	21,189
Post-acquisition consumer finance receivables, individually evaluated for impairment, net of fees	864	—	864	767	—	767
	11,556	12,468	24,024	11,388	11,742	23,130
Less: allowance for loan losses - collective	(387)	(46)	(433)	(365)	(29)	(394)
Less: allowance for loan losses - specific	(104)	—	(104)	(103)	—	(103)
Total consumer finance receivables, net	11,065	12,422	23,487	10,920	11,713	22,633
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	2,190	4,840	7,030	1,975	4,627	6,602
Commercial finance receivables, individually evaluated for impairment, net of fees	—	78	78	—	98	98
	2,190	4,918	7,108	1,975	4,725	6,700
Less: allowance for loan losses - collective	(16)	(27)	(43)	(17)	(27)	(44)
Less: allowance for loan losses - specific	—	(6)	(6)	—	(7)	(7)
Total commercial finance receivables, net	2,174	4,885	7,059	1,958	4,691	6,649
Total finance receivables, net	$13,239	$17,307	$30,546	$12,878	$16,404	$29,282
________________
(a) Amount reported for International includes $1.0 billion of direct-financing leases at March 31, 2014 and December 31, 2013.
Consumer Finance Receivables
Our consumer finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition finance receivables portfolio consists of (i) finance receivables originated in North America prior to our merger with GM, all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition consumer portfolio will decrease over time with the amortization of the acquired receivables.
The post-acquisition consumer finance receivables portfolio consists of (i) finance receivables originated in North America since our merger with GM, (ii) finance receivables originated in the international operations since the applicable acquisition dates and (iii) finance receivables that were considered to have had no deterioration in credit quality that were acquired with the international operations. The post-acquisition consumer portfolio is expected to grow over time as we originate new receivables.

Pre-acquisition Consumer Finance Receivables
Following is a summary of activity in our pre-acquisition consumer finance receivables portfolio (in millions):

	Three Months Ended March 31,
	2014			2013
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$931	$363	$1,294	$2,162
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$826	$348	$1,174	$1,958
Principal collections and other	(172)	(68)	(240)	(350)
Change in carrying value adjustment	(9)	16	7	(28)
Foreign currency translation	—	(11)	(11)	—
Balance at end of period	$645	$285	$930	$1,580
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. During the three months ended March 31, 2014 and 2013, as a result of improvements in the credit performance of the North America pre-acquisition portfolio, expected cash flows increased by $33 million and $48 million. We transferred the amount of excess cash flows from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.
A summary of the activity in the accretable yield on the pre-acquisition consumer finance receivables portfolios is as follows (in millions):

	Three Months Ended March 31,
	2014			2013
	North America	International	Total	North America
Balance at beginning of period	$181	$74	$255	$404
Accretion of accretable yield	(40)	(17)	(57)	(81)
Transfer from non-accretable difference	33	—	33	48
Foreign currency translation	—	(2)	(2)	—
Balance at end of period	$174	$55	$229	$371
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

Following is a summary of activity in our post-acquisition consumer finance receivables portfolio (in millions):

	Three Months Ended March 31,
	2014			2013
	North America	International	Total	North America
Post-acquisition consumer finance receivables, net of fees - beginning of period	$10,562	$11,394	$21,956	$8,831
Loans purchased	1,364	2,048	3,412	1,359
Charge-offs	(192)	(32)	(224)	(132)
Principal collections and other	(822)	(1,412)	(2,234)	(625)
Foreign currency translation	(1)	185	184	—
Balance at end of period	$10,911	$12,183	$23,094	$9,433
A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended March 31,
	2014			2013
	North America	International	Total	North America
Balance at beginning of period	$468	$29	$497	$345
Provision for loan losses	104	33	137	89
Charge-offs	(192)	(32)	(224)	(132)
Recoveries	111	16	127	80
Balance at end of period	$491	$46	$537	$382
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

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
FICO Score less than 540	$3,611	31.0%	$3,511	30.6%
FICO Score 540 to 599	5,539	47.6	5,435	47.3
FICO Score 600 to 659	2,250	19.3	2,277	19.8
FICO Score 660 and greater	246	2.1	270	2.3
Balance at end of period(a)	$11,646	100.0%	$11,493	100.0%
_________________

(a)
Balance at the end of the period is the sum of pre-acquisition consumer finance receivables-outstanding balance and post-acquisition consumer finance receivables, net of fees for North America Segment.

In addition we review the credit quality of all of our consumer finance receivables based on consumer payment activity. A consumer account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Consumer finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. The following is a summary of the contractual amounts of consumer finance receivables, which is not significantly different than recorded investment, that are (i) more than 30 days delinquent, not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	March 31,
	2014				2013
	North America	International	Total		North America
	Amount	Amount	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$579	$138	$717	3.1%	$477	4.3%
Greater than 60 days	210	126	336	1.4	169	1.5
	789	264	1,053	4.5	646	5.8
In repossession	33	5	38	0.1	32	0.3
	$822	$269	$1,091	4.6%	$678	6.1%
The accrual of finance charge income has been suspended on $545 million and $642 million of consumer finance receivables (based on contractual amount due) as of March 31, 2014 and December 31, 2013.
Impaired Consumer Finance Receivables - TDRs
Consumer finance receivables that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. As of March 31, 2014, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	March 31, 2014	December 31, 2013
Outstanding recorded investment	$864	$767
Less: allowance for loan losses	(104)	(103)
Outstanding recorded investment, net of allowance	$760	$664
Unpaid principal balance	$880	$779
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in millions):

	Three Months Ended March 31,
	2014	2013
Average recorded investment	$816	$282
Finance charge income recognized	$29	$10

The following table provides information on consumer loans at the time they became classified as TDRs (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Number of Accounts	Amount	Number of Accounts	Amount
Recorded investment	10,127	$183	6,992	$131
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" in our Form 10-K for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR were $14 million and $5 million for the three months ended March 31, 2014 and 2013.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Three Months Ended March 31,
	2014			2013
	North America	International	Total	North America
Commercial finance receivables, net of fees - beginning of period	$1,975	$4,725	$6,700	$560
Net funding of commercial finance receivables	223	154	377	323
Charge-offs	—	—	—	—
Foreign currency translation	(8)	39	31	—
Balance at end of period	$2,190	$4,918	$7,108	$883
A summary of the activity in the allowance for commercial loan losses is as follows (in millions):

	Three Months Ended March 31,
	2014			2013
	North America	International	Total	North America
Balance at beginning of period	$17	$34	$51	$6
Provision for loan losses	(1)	(1)	(2)	5
Recoveries	—	—	—	—
Charge-offs	—	—	—	—
Balance at end of period	$16	$33	$49	$11

Commercial Credit Quality
We extend wholesale credit to dealers primarily in the form of approved lines of credit to purchase new vehicles as well as used vehicles. Each commercial lending request is evaluated, taking into consideration the borrower's financial condition and the underlying collateral for the loan.
We use proprietary models to assign each dealer a risk rating. These models use historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability and credit history.
We regularly review our models to confirm the continued business significance and statistical predictability of the factors and update the models to incorporate new factors or other information that improves statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Groups III, IV, V and VI) dealers. We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary.

Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold the vehicle inventory. Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

		March 31, 2014	December 31, 2013
Group I -	Dealers with strong to superior financial metrics	$609	$598
Group II -	Dealers with fair to favorable financial metrics	1,626	1,588
Group III -	Dealers with marginal to weak financial metrics	2,422	2,174
Group IV -	Dealers with poor financial metrics	1,680	1,622
Group V -	Dealers warranting special mention due to potential weaknesses	543	488
Group VI -	Dealers with loans classified as substandard, doubtful or impaired	228	230
Balance at end of period		$7,108	$6,700
The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.
At March 31, 2014, substantially all of our commercial finance receivables were current with respect to payment status.
Impaired Commercial Finance Receivables
We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on expected proceeds, including the estimated amount of future cash flows and/or the fair value of underlying collateral, compared to the recorded investment of the loan. A specific allowance for losses is established in the amount of any measured impairment.
Commercial finance receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At March 31, 2014 and December 31, 2013, there were no outstanding commercial finance receivables classified as TDRs.

Note 3.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. As of March 31, 2014, the amount of leased vehicles accounted for as operating leases in the International Segment is insignificant; therefore, the following information regarding our leased vehicles is presented on a consolidated basis.
Following is a summary of our leased vehicles (in millions):

	March 31, 2014	December 31, 2013
Leased vehicles	$5,189	$4,684
Manufacturer incentives	(733)	(659)
	4,456	4,025
Less: accumulated depreciation	(730)	(642)
Leased vehicles, net	$3,726	$3,383
A summary of the changes in our leased vehicles is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$4,025	$1,976
Leased vehicles purchased	773	620
Leased vehicles returned - end of term	(208)	(52)
Leased vehicles returned - default	(11)	(4)
Manufacturer incentives	(80)	(82)
Foreign currency translation	(43)	(14)
Balance at end of period	$4,456	$2,444

As of March 31, 2014 and December 31, 2013, our Canada subsidiary was servicing $241 million and $303 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2014	2015	2016	2017	2018
Minimum rental payments under operating leases	$538	$615	$370	$87	$10

Note 4.	Debt
Debt consists of the following (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Secured
Revolving credit facilities	$2,253	$6,730	$8,983	$1,678	$7,322	$9,000
Securitization notes payable	11,102	3,301	14,403	10,801	2,272	13,073
Total secured	$13,355	$10,031	$23,386	$12,479	$9,594	$22,073

Unsecured
Senior notes	$4,000	$—	$4,000	$4,000	$—	$4,000
Bank lines and other unsecured debt	—	3,172	3,172	—	2,973	2,973
Total unsecured	$4,000	$3,172	$7,172	$4,000	$2,973	$6,973
Secured Debt
Secured debt consists of revolving credit facilities and securitization notes payable. The revolving credit facilities have revolving periods ranging from one to two years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging up to seven years. Most of the secured debt was issued by variable interest entities, as further discussed in Note 6 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and lease related assets.
Interest rates on the secured debt in the North America Segment are primarily fixed, ranging from 0.66% to 6.36% at March 31, 2014 and 1.02% to 6.07% at December 31, 2013. Interest rates on the secured debt in the International Segment are primarily floating, ranging from 0.65% to 12.56% at March 31, 2014 and 0.90% to 15.88% at December 31, 2013. Issuance costs on the secured debt of $55 million as of March 31, 2014 and $37 million as of December 31, 2013 are included in other assets on the condensed consolidated balance sheets, and are amortized to interest expense over the expected term of the secured debt.
In connection with our acquisition of the international operations, we recorded an acquisition accounting discount that will amortize to interest expense over the expected term of the secured debt outstanding at the applicable acquisition date. Amortization for the three months ended March 31, 2014 was $6 million. At March 31, 2014, the remaining acquisition accounting discount included in secured debt was $41 million.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2014, we were in compliance with all covenants related to our credit facilities.

Unsecured Debt
Unsecured debt consists primarily of senior notes we have issued, as well as bank lines and other unsecured debt in the international operations. The terms of our bank lines range up to four years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or else will amortize over a defined period. Interest rates on unsecured bank lines ranged from 1.00% to 13.94% at March 31, 2014 and 1.09% to 12.89% at December 31, 2013. Issuance costs on the unsecured debt of $39 million as of March 31, 2014 and $40 million as of December 31, 2013 are included in other assets on the condensed consolidated balance sheets, and are amortized to interest expense over the expected term of the unsecured debt.
In connection with our acquisition of the international operations, we recorded an acquisition discount that will amortize to interest expense over the expected term of the unsecured debt at the applicable acquisition date. Amortization for the three months ended March 31, 2014 was $2 million. At March 31, 2014, the remaining acquisition accounting discount included in unsecured debt was $6 million.
At March 31, 2014, we had $4.0 billion of senior notes that mature from 2016 through 2023 and have interest rates that range from 2.75% to 6.75%. All of our senior notes may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices set forth in the indentures that govern the senior notes plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the indentures that govern the senior notes, prior to us being rated "investment grade" by at least two of three listed rating agencies, the holders of senior notes will have the right, subject to certain conditions, to require us to repurchase their senior notes at a purchase price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, as of the date of repurchase. The senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of the senior notes. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
The indentures that govern the senior notes provide for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the indentures, if any subsidiary guarantee shall cease to be in full force and effect or any guarantor shall deny or disaffirm its obligations under its subsidiary guarantee, and certain events of bankruptcy or insolvency. If any event of default occurs and is continuing with respect to a series of senior notes, the trustee or the holders of at least 25% in principal amount of the then outstanding senior notes of such series may declare all of the senior notes of such series to be due and payable immediately. As of March 31, 2014, we were in compliance with all covenants related to our unsecured debt.
Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Securitization notes payable	$1,005	$294	$1,299	$890	$208	$1,098
Revolving credit facilities	65	312	377	62	415	477
Other	39	386	425	26	357	383
Total restricted cash	$1,109	$992	$2,101	$978	$980	$1,958
Restricted cash securitization notes payable and revolving credit facilities is composed of funds deposited as collateral required in restricted cash accounts to support securitization transactions or funds deposited in restricted cash accounts to provide additional collateral for borrowings under revolving credit facilities. Additionally, these funds include monthly collections from borrowers that have not yet been used for repayment of debt.
In the North America Segment, restricted cash other is composed of cash deposited to support derivative transactions. In the International Segment, restricted cash other is primarily composed of deposits in Brazil held in escrow pending resolution of tax and civil litigation.

Note 6.	Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	March 31, 2014	December 31, 2013
Restricted cash	$1,676	$1,523
VIE assets	$24,651	$23,584
VIE liabilities	$20,445	$19,448
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
In addition, we entered into interest rate swaps and caps with certain special-purpose entities ("SPEs") that issue variable rate debt against fixed rate securitized assets. Under the terms of these swaps, the SPEs are obligated to pay us a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt. This arrangement enables the SPEs to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate securitized assets, as required to maintain ratings on such securitizations. See Note 7 - "Derivative Financial Instruments and Hedging Activities" for further discussion.
Other VIEs
We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The voting interests in these entities are indirectly wholly-owned by our parent, GM. At March 31, 2014, total assets of these entities were $4.0 billion, which were composed primarily of cash and cash equivalents and finance receivables; and total liabilities were $3.1 billion, which were composed of debt, accounts payable (primarily trade) and accrued liabilities. In the three months ended March 31, 2014 total revenue recorded by these entities was $58 million and net income was $10 million. These amounts are stated prior to intercompany eliminations and include amounts related to securitization and credit facilities held by consolidated VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.
Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to third-party banks, which are not considered VIEs.  These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  As of March 31, 2014, $2.9 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $2.8 billion in secured debt was outstanding.

Note 7.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

	March 31, 2014		December 31, 2013
	Notional	Fair Value(a)	Notional	Fair Value(a)
Assets
Interest rate swaps	$2,618	$8	$2,422	$11
Interest rate caps	1,967	6	1,398	7
Foreign currency swaps(b)	1,678	2	1,678	3
Total assets(c)	$6,263	$16	$5,498	$21
Liabilities
Interest rate swaps	$5,371	$20	$4,266	$17
Interest rate caps	1,709	6	1,206	7
Foreign currency swaps(b)	2,227	39	2,133	29
Total liabilities(d)	$9,307	$65	$7,605	$53
 _________________

(a)	See Note 8- "Fair Values of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.

(b)
The foreign currency swaps relate to (i) intercompany loans denominated in foreign currencies (notional balances on the intercompany loans of €702 million , £412 million and 153kr million have been translated to USD) and (ii) a £350 million cross-currency swap for a securitization in the International Segment.

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
The following table presents information on the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income (in millions):

Three Months Ended March 31, 2014
Non-designated hedges:
Interest rate contracts(a)	$(10)
Foreign currency derivatives(b)	(16)
$(26)
 _________________

(a)	Losses recognized in earnings are included in interest expense.

(b)	The losses for the three months ended March 31, 2014 are substantially offset by translation gains (included in operating expenses) related to the foreign currency-denominated loans described above.
For the three months ended March 31, 2013, the effect of derivatives on the condensed consolidated statements of income and comprehensive income was insignificant.

Note 8.	Fair Values of Assets and Liabilities
Refer to Note 10 - "Fair Values of Assets and Liabilities" to the consolidated financial statements in our Form 10-K for further discussion of valuation techniques and fair value measurement levels.

Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) (in millions):

	March 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,790	$—	$—	$1,790
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	—	—	8	8
Interest rate caps(i)	—	6	—	6
Foreign currency swaps(i)	—	2	—	2
Total assets	$1,790	$8	$8	$1,806
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	$—	$—	$20	$20
Interest rate caps(i)	—	6	—	6
Foreign currency swaps(i)	—	39	—	39
Total liabilities	$—	$45	$20	$65
_________________

(a)	Excludes cash in banks of $1.5 billion.

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,452	$—	$—	$1,452
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	—	—	11	11
Interest rate caps(i)	—	7	—	7
Foreign currency swaps(i)	—	3	—	3
Total assets	$1,452	$10	$11	$1,473
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	$—	$—	$17	$17
Interest rate caps(i)	—	7	—	7
Foreign currency swaps(i)	—	29	—	29
Total liabilities	$—	$36	$17	$53
_________________

(a)	Excludes cash in banks of $1.6 billion.

The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended March 31, 2014
	Assets	Liabilities
Balance at beginning of period	$11	$(17)
Total realized and unrealized gains included in earnings	(3)	(7)
Purchases	—	—
Settlements	—	4
Foreign currency translation	—	—
Balance at end of period	$8	$(20)

Note 9.	Commitments and Contingencies
Guarantees of Indebtedness
The payments of principal and interest on our senior notes are guaranteed by AFSI. As of March 31, 2014 and December 31, 2013, the par value of our senior notes was $4.0 billion. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $98 million.

Note 10.	Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

Our effective income tax rate was 34.7% and 37.6% for the three months ended March 31, 2014 and 2013. The decrease in the effective income tax rate is primarily related to the acquisition of the international operations, which resulted in income in jurisdictions with lower taxing rates and other permanent differences.

We had gross unrecognized tax benefits of $129 million and $130 million at March 31, 2014 and December 31, 2013. The amounts of net unrecognized tax benefits that, if recognized, would impact the effective tax rate are $105 million and $104 million at March 31, 2014 and December 31, 2013.

Periodically we make deposits to taxing jurisdictions which reduce the unrecognized tax benefit balance. The amount of deposits that reduced our unrecognized tax benefits in the condensed consolidated balance sheet was $46 million and $44 million at March 31, 2014 and December 31, 2013.

At March 31, 2014, we believe that it is reasonably possible that the gross unrecognized tax benefits could decrease between $48 million to $62 million in the next twelve months due to settlements or the expiration of statutes of limitations.

We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. As of March 31, 2014, accrued interest and penalties associated with uncertain tax positions were $139 million and $17 million. As of December 31, 2013, accrued interest and penalties associated with uncertain tax positions were $131 million and $18 million.

Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2007 to 2013 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Some of our state and foreign tax returns are currently under examination in various jurisdictions.

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

Note 11.	Fair Values of Financial Instruments
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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

			March 31, 2014		December 31, 2013
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,162	$1,162	$1,074	$1,074
Finance receivables, net	(b)	3	$30,546	$31,023	$29,282	$29,301
Restricted cash	(a)	1	$2,101	$2,101	$1,958	$1,958
Interest rate swap agreements	(c)	3	$8	$8	$11	$11
Interest rate cap agreements purchased	(d)	2	$6	$6	$7	$7
Foreign currency swap agreements	(d)	2	$2	$2	$3	$3
Financial liabilities:
Secured debt
North America	(e)	2	$13,355	$13,462	$12,479	$12,565
International	(f)	2	$5,867	$5,867	$5,113	$5,113
International	(g)	3	$4,164	$4,153	$4,481	$4,492
Unsecured debt
North America	(h)	2	$4,000	$4,153	$4,000	$4,106
International	(i)	2	$1,731	$1,731	$1,282	$1,282
International	(g)	3	$1,441	$1,433	$1,691	$1,690
Interest rate swap agreements	(c)	3	$20	$20	$17	$17
Interest rate cap agreements sold	(d)	2	$6	$6	$7	$7
Foreign currency swap agreements	(d)	2	$39	$39	$29	$29
_________________

(a)	Cash and cash equivalents and restricted cash bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

(b)
The fair value of the consumer finance receivables in the North America Segment is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The fair value of the consumer finance receivables in the International Segment is estimated based on forecasted cash flows on the receivables discounted using current origination rates for similar type loans. Commercial finance receivables generally have variable interest rates and maturities of one year or less. Therefore, the carrying value is considered to be a reasonable estimate of fair value.

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
The fair value of our consumer finance receivables is based on observable and unobservable inputs within a discounted cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. For the North America Segment, the series of cash flows is calculated and discounted using a weighted average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile. For the International Segment, the series of cash flows is calculated and discounted using current interest rates. Macroeconomic factors could affect the credit performance of our portfolio and therefore could potentially impact the assumptions used in our cash flow model.

Note 12.	Segment Reporting

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
Key operating data for our operating segments were as follows (in millions):

	Three Months Ended March 31, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$636	$461	$16	$(16)	$1,097
Operating expenses, including leased vehicle expenses	274	151	—	—	425
Provision for credit losses	103	32	—	—	135
Interest expense	92	214	25	(16)	315
Income before income taxes	$167	$64	$(9)	$—	$222

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Finance receivables, net	$13,239	$17,307	$30,546	$12,878	$16,404	$29,282
Total assets	$20,157	$19,752	$39,909	$19,094	$18,896	$37,990

Note 13.	Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss) is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Defined benefit plans, net:
Balance at beginning of period	3	—
Unrealized gain on subsidiary pension	—	—
Balance at end of period	3	—
Foreign currency translation adjustment:
Balance at beginning of period	8	(3)
Translation gain (loss)	5	(6)
Balance at end of period	13	(9)
Total accumulated other comprehensive income (loss)	$16	$(9)

Note 14.	Regulatory Capital
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at March 31, 2014. Total assets of our regulated international banks and finance companies were approximately $11.9 billion and $12.1 billion at March 31, 2014 and December 31, 2013.

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
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$540	$622	$—	$1,162
Finance receivables, net	—	1,235	29,311	—	30,546
Restricted cash	—	18	2,083	—	2,101
Property and equipment, net	—	5	128	—	133
Leased vehicles, net	—	—	3,726	—	3,726
Deferred income taxes	25	(194)	609	—	440
Goodwill	1,095	—	144	—	1,239
Related party receivables	41	—	108	—	149
Other assets	81	11	324	(3)	413
Due from affiliates	3,021	—	—	(3,021)	—
Investment in affiliates	7,209	3,022	—	(10,231)	—
Total assets	$11,472	$4,637	$37,055	$(13,255)	$39,909
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$23,386	$—	$23,386
Unsecured debt	4,000	—	3,172	—	7,172
Accounts payable and accrued expenses	116	127	693	(3)	933
Deferred income	—	—	184	—	184
Deferred taxes liabilities	—	—	8	—	8
Taxes payable	81	—	209	—	290
Related party taxes payable	838	—	1	(1)	838
Related party payable	—	—	468	—	468
Other liabilities	—	10	183	—	193
Due to affiliates	—	721	2,299	(3,020)	—
Total liabilities	5,035	858	30,603	(3,024)	33,472
Shareholder's equity:
Common stock	—	—	620	(620)	—
Additional paid-in capital	4,787	79	3,140	(3,219)	4,787
Accumulated other comprehensive income	16	(28)	29	(1)	16
Retained earnings	1,634	3,728	2,663	(6,391)	1,634
Total shareholder's equity	6,437	3,779	6,452	(10,231)	6,437
Total liabilities and shareholder's equity	$11,472	$4,637	$37,055	$(13,255)	$39,909

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$395	$679	$—	$1,074
Finance receivables, net	—	612	28,670	—	29,282
Restricted cash	—	20	1,938	—	1,958
Property and equipment, net	—	5	127	—	132
Leased vehicles, net	—	—	3,383	—	3,383
Deferred income taxes	1	—	358	—	359
Goodwill	1,095	—	145	—	1,240
Related party receivables	29	—	100	—	129
Other assets	74	5	358	(4)	433
Due from affiliates	3,754	863	—	(4,617)	—
Investment in affiliates	6,994	3,565	—	(10,559)	—
Total assets	$11,947	$5,465	$35,758	$(15,180)	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$22,073	$—	$22,073
Unsecured debt	4,000	—	2,973	—	6,973
Accounts payable and accrued expenses	101	133	716	(4)	946
Deferred income	—	—	168	—	168
Deferred taxes payable	(28)	161	(46)	—	87
Taxes payable	83	—	204	—	287
Related party taxes payables	643	—	1	(1)	643
Related party payable	—	—	368	—	368
Other liabilities	—	14	146	—	160
Due to affiliates	863	1,474	2,280	(4,617)	—
Total liabilities	5,662	1,782	28,883	(4,622)	31,705
Shareholder's equity:
Common stock	—	—	532	(532)	—
Additional paid-in capital	4,785	79	3,833	(3,912)	4,785
Accumulated other comprehensive income (loss)	11	(8)	24	(16)	11
Retained earnings	1,489	3,612	2,486	(6,098)	1,489
Total shareholder's equity	6,285	3,683	6,875	(10,558)	6,285
Total liabilities and shareholder's equity	$11,947	$5,465	$35,758	$(15,180)	$37,990

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2014
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$30	$800	$—	$830
Leased vehicle income	—	—	200	—	200
Other income	20	127	38	(118)	67
Equity in income of affiliates	170	116	—	(286)	—
	190	273	1,038	(404)	1,097
Costs and expenses
Salaries and benefits	—	53	83	—	136
Other operating expenses	1	33	161	(62)	133
Total operating expenses	1	86	244	(62)	269
Leased vehicle expenses	—	—	156	—	156
Provision for loan losses	—	60	75	—	135
Interest expense	55	11	305	(56)	315
	56	157	780	(118)	875
Income before income taxes	134	116	258	(286)	222
Income tax (benefit) provision	(11)	—	88	—	77
Net income	$145	$116	$170	$(286)	$145

Comprehensive income	$150	$96	$175	$(271)	$150

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$39	$376	$—	$415
Leased vehicle income	—	—	107	—	107
Other income	14	41	47	(84)	18
Equity in income of affiliates	113	146	—	(259)	—
	127	226	530	(343)	540
Costs and expenses
Salaries and benefits	—	48	26	—	74
Other operating expenses (income)	3	(25)	56	—	34
Total operating expenses	3	23	82	—	108
Leased vehicle expenses	—	—	80	—	80
Provision for loan losses	—	67	27	—	94
Interest expense	21	35	110	(84)	82
Acquisition and integration expenses	—	—	6	—	6
	24	125	305	(84)	370
Income before income taxes	103	101	225	(259)	170
Income tax (benefit) provision	(3)	(14)	81	—	64
Net income	$106	$115	$144	$(259)	$106

Comprehensive income	$100	$116	$138	$(254)	$100

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$175	$57	$233	$—	$465
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(1,363)	(2,822)	881	(3,304)
Principal collections and recoveries on consumer finance receivables	—	(33)	2,650	—	2,617
Proceeds from sale of consumer finance receivables, net	—	881	—	(881)	—
Net funding of commercial finance receivables	—	(152)	(198)	—	(350)
Purchases of leased vehicles, net	—	—	(628)	—	(628)
Proceeds from termination of leased vehicles	—	—	123	—	123
Purchases of property and equipment	—	—	(7)	—	(7)
Change in restricted cash	—	3	(150)	—	(147)
Net change in investment in affiliates	—	640	—	(640)	—
Net cash used in investing activities	—	(24)	(1,032)	(640)	(1,696)
Cash flows from financing activities:
Net increase in debt (original maturities less than three months)	—	—	451	—	451
Borrowings and issuance of secured debt	—	—	5,070	—	5,070
Payments on secured debt	—	—	(4,238)	—	(4,238)
Borrowings and issuance of unsecured debt	—	—	390	—	390
Payments on unsecured debt	—	—	(330)	—	(330)
Net capital contributions	(45)	—	(595)	640	—
Debt issuance costs	—	—	(23)	—	(23)
Net change in due from/due to affiliates	(130)	112	18	—	—
Net cash (used in) provided by financing activities	(175)	112	743	640	1,320
Net increase (decrease) in cash and cash equivalents	—	145	(56)	—	89
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$540	$622	$—	$1,162

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$28	$113	$174	$—	$315
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(1,343)	(2,114)	2,114	(1,343)
Principal collections and recoveries on consumer finance receivables	—	—	1,096	—	1,096
Proceeds from sale of consumer finance receivables, net	—	2,114	—	(2,114)	—
Net funding of commercial finance receivables	—	(361)	(644)	732	(273)
Proceeds from sale of commercial finance receivables, net	—	732	—	(732)	—
Purchases of leased vehicles, net	—	—	(510)	—	(510)
Proceeds from termination of leased vehicles	—	—	37	—	37
Purchases of property and equipment	—	—	(1)	—	(1)
Change in restricted cash	—	—	(88)	—	(88)
Change in other assets	—	—	5	—	5
Net change in investment in affiliates	(6)	(1,095)	—	1,101	—
Net cash (used in) provided by investing activities	(6)	47	(2,219)	1,101	(1,077)
Cash flows from financing activities:
Borrowings and issuance of secured debt	—	—	3,384	—	3,384
Payments on secured debt	—	—	(1,000)	—	(1,000)
Debt issuance costs	—	—	(13)	—	(13)
Net capital contribution to subsidiaries	—	—	1,101	(1,101)	—
Net change in due from/due to affiliates	(21)	1,422	(1,401)	—	—
Net cash (used in) provided by financing activities	(21)	1,422	2,071	(1,101)	2,371
Net increase in cash and cash equivalents	—	1,582	26	—	1,609
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	1,252	37	—	1,289
Cash and cash equivalents at end of period	$—	$2,834	$62	$—	$2,897

Item 2.	MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of our parent, GM. We conduct our business generally in two segments, in North America and internationally in Europe and Latin America. The North America Segment includes operations in the U.S. and Canada. The International Segment includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. Upon the expected closing of the acquisition of Ally Financial's equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), we will conduct business in China.
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
Commercial
Commercial products offered to dealer customers include new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans. Other commercial products include fleet financing and storage center financing. In addition, we provide training to dealer employees to help them maximize the value of these finance and insurance products. We utilize a proprietary underwriting system for commercial lending that has been refined through decades of experience in managing economic cycles. This process involves assigning a risk rating to each dealer based on our due diligence of various factors, including, but not limited to, collateral analysis, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The underwriting processes are performed in commercial lending centers located in Mexico, Brazil and Germany, the management of which operates independently of in-country sales and servicing operations. Our commercial loan servicing activities include dealership customer service, account maintenance and monitoring, exception processing, credit line monitoring and adjustment and insurance monitoring.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured bank lines, through public and private securitization transactions where such markets are developed, through the issuance of senior notes and, to a lesser extent in Latin America, through public markets including the issuance of commercial paper and other financing programs. Additionally, a portion of our operations in Europe are funded through intercompany loans.
We seek to fund our operations through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, based on the characteristics of our receivables and the relative development of debt capital and securitization markets in each country. Our Latin American operations are entirely funded locally. Our European operations obtain most of their funding from local sources, but also borrow funds from affiliated companies.
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

RESULTS OF OPERATIONS
As a result of our acquisition of the international operations, the results of our operations for the periods presented are not comparable and, therefore, there is no narrative discussion with respect to the International Segment included below. We have presented the quantitative information regarding the results of our operations in a tabular format in order to clearly show the impact of the international operations acquisition during 2013. Narrative discussion is included below to address the results of our operations attributable only to our North America Segment for the comparable periods presented. This narrative discussion is not, however, reflective of our entire business. The remainder of the difference between our total results in each category of our results of operations for three months ended March 31, 2014 and 2013 is solely resulting from our acquisition of the international operations.
Three Months Ended March 31, 2014 as compared to
Three Months Ended March 31, 2013
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Three Months Ended March 31,				2014 vs. 2013 Change
	2014			2013	Amount	%
	North America	International	Total	North America	North America
Average consumer finance receivables	$11,532	$11,950	$23,482	$11,076	$456	4.1%
Average commercial finance receivables	2,038	4,674	6,712	704	1,334	189.5%
Average finance receivables	13,570	16,624	30,194	11,780	1,790	15.2%
Average leased vehicles, net	3,530	2	3,532	1,879	1,651	87.9%
Average earning assets	$17,100	$16,626	$33,726	$13,659	$3,441	25.2%
Average consumer finance receivables increased $456 million from March 31, 2013 to March 31, 2014, primarily because loan originations exceeded portfolio liquidation through payments and defaults. We purchased $1.4 billion of consumer finance receivables in the North America Segment for the three months ended March 31, 2014 and 2013. The average new consumer loan size increased to $21,424 for the three months ended March 31, 2014 from $21,076 for the three months ended March 31, 2013. The average annual percentage rate for consumer finance receivables purchased during the three months ended March 31, 2014 decreased to 13.2% from 13.7% for the three months ended March 31, 2013, primarily due to pricing adjustments driven by lower cost of funds.
Average commercial finance receivables increased $1.3 billion from March 31, 2013 to March 31, 2014, primarily due to the continued ramp-up in business since the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in the business since that time.
Average leased vehicles, net, increased $1.7 billion from March 31, 2013 to March 31, 2014. We purchased $773 million and $620 million of leased vehicles for the three months ended March 31, 2014 and 2013. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases and the success of our lease product offering to achieve and maintain a significant minority share of GM's business.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended March 31,				2014 vs. 2013 Change
	2014			2013	Amount	%
	North America	International	Total	North America	North America
Finance charge income:
Consumer finance receivables	$405	$328	$733	$409	$(4)	(1.0)%
Commercial finance receivables	$15	$82	$97	$6	$9	150.0%
Leased vehicle income	$199	$1	$200	$107	$92	86.0%
Other income	$17	$50	$67	$18	$(1)	(5.6)%
Finance charge income on consumer finance receivables was flat for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Increased finance charge income resulting from the 4.1% increase in average consumer finance receivables was offset due to a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 14.2% for the three months ended March 31, 2014, from 15.0% for the three months ended March 31, 2013, primarily due to a decrease in the average annual percentage rate on new originations as well as a reduced yield impact from the accretion on the pre-acquisition portfolio. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio. The difference between the effective yield and the contractual rates will continue to decrease as the pre-acquisition portfolio amortizes.
The increase in commercial finance charge income reflects the 189.5% increase in the average commercial finance receivables portfolio.
Leased vehicle income increased by 86.0% to $199 million for the three months ended March 31, 2014 from $107 million for the three months ended March 31, 2013, due to the increased size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended March 31,				2014 vs. 2013 Change
	2014			2013	Amount	%
	North America	International	Total	North America	North America
Operating expenses	$118	$151	$269	$108	$10	9.3%
Leased vehicle expenses	$156	$—	$156	$80	$76	95.0%
Provision for loan losses	$103	$32	$135	$94	$9	9.6%
Interest expense(a)	$120	$195	$315	$82	$38	46.3%
Acquisition and integration expenses	$—	$—	$—	$6	$(6)	(100.0)%
_________________

(a)
2014 amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 12 - "Segment Reporting" in our consolidated financial statements in this Form 10-Q.

Operating Expenses
Operating expenses were $118 million for the three months ended March 31, 2014, compared to $108 million for the three months ended March 31, 2013. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 75.2% and 68.8% of total operating expenses for the three months ended March 31, 2014 and 2013.
Operating expenses as an annualized percentage of average earning assets decreased to 2.8% for the three months ended March 31, 2014 from 3.2% for the three months ended March 31, 2013, due to efficiency gains resulting from the increase in average earning assets.

Leased Vehicle Expenses
Leased vehicle expenses increased by 95.0% to $156 million for the three months ended March 31, 2014, from $80 million for the three months ended March 31, 2013, due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for the three months ended March 31, 2014 and 2013 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. The provision for consumer loan losses increased to $104 million for the three months ended March 31, 2014 from $89 million for the three months ended March 31, 2013, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.9% and 4.0% for the three months ended March 31, 2014 and 2013.
The reduction in our allowance for loan losses, as a percentage of our commercial finance receivables portfolio as of March 31, 2014, resulted in a slight credit to provision expense. The provision for loan losses on commercial finance receivables was $5 million for the three months ended March 31, 2013.
Interest Expense
Interest expense increased to $120 million for the three months ended March 31, 2014, from $82 million for the three months ended March 31, 2013. The increase was primarily as a result of an increase in average debt outstanding to $16.7 billion for the three months ended March 31, 2014, from $11.2 billion for the three months ended March 31, 2013. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. Our effective rate of interest on our debt was 2.9% and 3.0% for the three months ended March 31, 2014 and 2013.
Acquisition and Integration Expenses
The acquisition and integration expenses for the three months ended March 31, 2013 represent advisory, legal and professional fees and other costs related to the acquisition of the international operations.
Taxes
Our consolidated effective income tax rate was 34.7% and 37.6% for the three months ended March 31, 2014 and 2013. The decrease in the effective income tax rate is primarily related to the acquisition of the international operations, which resulted in income in jurisdictions with lower taxing rates and other permanent differences..
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments of $5 million and $(6) million for three months ended March 31, 2014 and 2013, were included in other comprehensive income. Most of the entities acquired with the international operations acquisition use functional currencies other than the U.S. dollar. The translation adjustment is due to the change in the values of our international currency-denominated assets and liabilities resulting from changes in the value of the U.S. dollar in relation to international currencies for the three months ended March 31, 2014 and 2013.
CREDIT QUALITY
Consumer Finance Receivables
In the North America Segment, we primarily provide financing in relatively high-risk markets, and therefore anticipate a corresponding high level of delinquencies and charge-offs. In the International Segment, the consumer financing we provide is generally to borrowers with prime credit and considered lower-risk; therefore, we expect correspondingly lower levels of delinquencies and charge-offs than in our North America Segment.

The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Pre-acquisition consumer finance receivables - outstanding balance	$735	$293	$1,028	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$645	$285	$930	$826	$348	$1,174
Post-acquisition consumer finance receivables, net of fees	10,911	12,183	23,094	10,562	11,394	21,956
	11,556	12,468	24,024	11,388	11,742	23,130
Less: allowance for loan losses	(491)	(46)	(537)	(468)	(29)	(497)
Total consumer finance receivables, net	$11,065	$12,422	$23,487	$10,920	$11,713	$22,633
Number of outstanding contracts	728,830	1,287,120	2,015,950	725,797	1,224,845	1,950,642
Average amount of outstanding contracts (in dollars)(a)	$15,979	$9,693	$11,966	$15,835	$9,599	$11,919
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees	4.5%	0.4%	2.3%	4.4%	0.3%	2.3%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

The allowance for loan losses for the North America Segment as a percentage of post-acquisition consumer finance receivables, net of fees, has increased due to normalizing credit trends with moderately higher defaults and delinquencies. The allowance for the acquired international receivables was eliminated in acquisition accounting at the acquisition dates. As a result, the allowance at March 31, 2014 for the International Segment represents an estimate of losses inherent in only the receivables originated since the acquisition dates. The allowance for losses for the International Segment will grow over time as the post-acquisition loan balance grows. However, the allowance for losses for the International Segment is expected to be much less than that for the North America Segment due to the higher credit quality of its originations.
Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	March 31, 2014					March 31, 2013
	North America		International	Total		North America
	Amount	Percent of Contractual Amount Due	Amount	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$579	5.0%	$138	$717	3.1%	$477	4.3%
Greater - than 60 days	210	1.8	126	336	1.4	169	1.5
	789	6.8	264	1,053	4.5	646	5.8
In repossession	33	0.3	5	38	0.1	32	0.3
	$822	7.1%	$269	$1,091	4.6%	$678	6.1%
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

Delinquencies in the North America Segment increased to 6.8% at March 31, 2014 from 5.8% at March 31, 2013, consistent with a greater concentration of loans with lower average credit scores at March 31, 2014 and normalizing credit trends. Our customer base in the International Segment is primarily prime; therefore, delinquency levels are much lower.
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
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 5.8% and 6.0% for the three months ended March 31, 2014 and 2013.
The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	March 31, 2014	December 31, 2013
Never deferred	75.0%	74.7%
Deferred:
1-2 times	21.3	21.6
3-4 times	3.7	3.7
Total deferred	25.0	25.3
Total	100.0%	100.0%
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

Troubled Debt Restructurings
See Note 2 - "Finance Receivables" to our condensed consolidated financial statements in this Form 10-Q for further discussion of TDRs.
Credit Losses - non-U.S. GAAP measure
We analyze portfolio performance of both the pre- and post-acquisition finance receivables portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, information on credit losses, on a combined basis, facilitates comparisons of current and historical results.
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in millions):

	Three Months Ended March 31,
	2014			2013
	North America(a)	International	Total	North America(a)
Charge-offs	$192	$32	$224	$132
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	24	3	27	53
Total credit losses	$216	$35	$251	$185
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolios) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended March 31,
	2014			2013
	North America	International(a)	Total	North America
Repossession credit losses	$217	$35	$252	$188
Less: recoveries	(128)	(17)	(145)	(114)
Mandatory credit losses(b)	(1)	—	(1)	(3)
Net credit losses	$88	$18	$106	$71
Net annualized credit losses as a percentage of average consumer finance receivables(c)	3.1%	0.6%	1.8%	2.6%
Recoveries as a percentage of gross repossession credit losses	59.1%			60.5%
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

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$2,190	$4,918	$7,108	$1,975	$4,725	$6,700
Less: allowance for loan losses	(16)	(33)	(49)	(17)	(34)	(51)
Total commercial finance receivables, net	$2,174	$4,885	$7,059	$1,958	$4,691	$6,649
Number of dealers	336	2,473	2,809	309	2,646	2,955
Average carrying amount per dealer	$6	$2	$3	$6	$2	$2
Commercial finance receivables are assessed for impairment and any required allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At March 31, 2014, there were no outstanding commercial finance receivables classified as TDRs.
There were no charge-offs of commercial finance receivables for the three months ended March 31, 2014 and 2013. At March 31, 2014, substantially all of our commercial finance receivables were current with respect to payment status.
Leased Vehicles
At March 31, 2014 and 2013, 98.8% and 99.5% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default increased to $11 million for the three months ended March 31, 2014 from $4 million for the three months ended March 31, 2013, primarily due to the seasoning of the lease portfolio.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt facilities, including securitizations, collections and recoveries on finance receivables, secured and unsecured borrowings and net proceeds from senior notes transactions. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, funding credit enhancement requirements in connection with securitizations and secured facilities, repayment of secured and unsecured debt, operating expenses, interest costs, capital expenditures and acquisitions.
We used cash of $3.3 billion for the purchase of consumer finance receivables (including $2.0 billion in the International Segment) for the three months ended March 31, 2014, compared to $1.3 billion for the three months ended March 31, 2013. We used cash of $0.6 billion and $0.5 billion for the purchase of leased vehicles for the three months ended March 31, 2014 and 2013. We used cash of $0.4 billion and $0.3 billion for funding of commercial finance receivables, net of collections, for the three months ended March 31, 2014 and 2013. These purchases and fundings were financed initially utilizing cash and borrowings on our secured and unsecured credit facilities. Subsequently, our strategy is to obtain long-term financing for consumer and commercial finance receivables and leased vehicles through securitization transactions, most notably in the U.S. and Canada, but also in certain other countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K.
Liquidity
Our available liquidity consists of the following (in millions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents(a)	$1,162	$1,074
Borrowing capacity on unpledged eligible assets	1,430	1,650
Borrowing capacity on committed unsecured lines of credit	583	615
Borrowing capacity on GM Related Party Credit Facility	600	600
Available liquidity	$3,775	$3,939

_________________

(a)
Includes $567 million and $623 million in unrestricted cash outside of the U.S. at March 31, 2014 and December 31, 2013. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

Available liquidity decreased during the three months ended March 31, 2014 primarily due to a $220 million decrease in unpledged eligible assets, partially offset by an $88 million increase in cash and cash equivalents.
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
As of March 31, 2014, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$12,189	$5,678
Revolving commercial asset-secured facilities(b)	5,018	3,334
Total secured	$17,207	$9,012
Unsecured committed facilities	1,228	645
Unsecured uncommitted facilities and other debt(c)	—	2,533
Total unsecured	$1,228	$3,178
GM Related Party Credit Facility	600	—
Total	$19,035	$12,190
Acquisition accounting discount		(35)
		$12,155
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers, primarily for floor plan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $424 million in unused borrowing capacity on these facilities as of March 31, 2014.

See Note 4 - "Debt" to our condensed consolidated financial statements in this Form 10-Q for further discussion of the terms of our revolving credit facilities.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2014, we were in compliance with all covenants related to our credit facilities.
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

A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Issuance Amounts			Note Balance At March 31, 2014
2007	June 2018			$76			$66
2010	July 2017	-	April 2018	$200	-	$850	539
2011	July 2018	-	December 2019	$551	-	$1,000	1,590
2012	June 2019	-	July 2020	$800	-	$1,300	3,647
2013	May 2018	-	December 2021	$400	-	$1,107	5,794
2014	July 2021	-	March 2022	$562	-	$750	2,777
Total active securitizations							14,413
Acquisition accounting discount							(10)
							$14,403
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 6 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.

FORWARD-LOOKING STATEMENTS
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" and/or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2013. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of Ally Financial's auto finance and financial services operations in China and integrate those operations into our business successfully;

•	changes in general economic and business conditions;

•	GM's ability to sell new vehicles that we finance in the markets we serve in North America, Europe and Latin America;

•	interest rate and currency fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	changes in business strategy, including acquisitions and expansion of product lines and credit risk appetite.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our exposure to interest rate risk since December 31, 2013. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our Form 10-K.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	April 24, 2014	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer