Form 10-Q
period 2014-06-30
General Motors Financial Company, Inc.
filed 2014-07-24
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 24, 2014, there were 502 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,412	$1,074
Finance receivables, net	31,545	29,282
Restricted cash	2,205	1,958
Property and equipment, net	150	132
Leased vehicles, net	4,748	3,383
Deferred income taxes	433	359
Goodwill	1,245	1,240
Related party receivables	185	129
Other assets	436	433
Total assets	$42,359	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$25,006	$22,073
Unsecured debt	7,596	6,973
Accounts payable and accrued expenses	984	946
Deferred income	249	168
Deferred income taxes	12	87
Taxes payable	293	287
Related party taxes payable	891	643
Related party payables	432	368
Other liabilities	229	160
Total liabilities	35,692	31,705
Commitments and contingencies (Note 9)
Shareholder's equity:
Common stock, $1.00 par value per share, 1,000 shares authorized and 502 shares issued	—	—
Additional paid-in capital	4,793	4,785
Accumulated other comprehensive income	65	11
Retained earnings	1,809	1,489
Total shareholder's equity	6,667	6,285
Total liabilities and shareholder's equity	$42,359	$37,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Finance charge income	$882	$647	$1,712	$1,062
Leased vehicle income	238	136	438	243
Other income	71	53	138	71
Total revenue	1,191	836	2,288	1,376
Costs and expenses
Salaries and benefits	154	116	290	190
Other operating expenses	126	75	259	109
Total operating expenses	280	191	549	299
Leased vehicle expenses	179	101	335	181
Provision for loan losses	113	100	248	194
Interest expense	354	164	669	246
Acquisition and integration expenses	—	16	—	22
Total costs and expenses	926	572	1,801	942
Income before income taxes	265	264	487	434
Income tax provision	90	86	167	150
Net income	175	178	320	284
Other comprehensive income (loss)
Foreign currency translation adjustment	49	(59)	54	(65)
Other comprehensive income (loss), net	49	(59)	54	(65)
Comprehensive income	$224	$119	$374	$219
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$904	$701
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(6,827)	(3,812)
Principal collections and recoveries on consumer finance receivables	5,300	3,054
Net funding of commercial finance receivables	(297)	(382)
Purchases of leased vehicles, net	(1,856)	(1,176)
Proceeds from termination of leased vehicles	264	84
Acquisition of international operations, net of cash on hand	(46)	(2,107)
Purchases of property and equipment	(15)	(4)
Change in restricted cash	(236)	(158)
Change in other assets	(2)	(2)
Net cash used in investing activities	(3,715)	(4,503)
Cash flows from financing activities:
Net increase in debt (original maturities less than three months)	278	—
Borrowings and issuance of secured debt	10,722	9,085
Payments on secured debt	(8,445)	(7,007)
Borrowings and issuance of unsecured debt	1,472	3,022
Payments on unsecured debt	(838)	(633)
Repayment of debt to Ally Financial	—	(1,416)
Capital contribution from parent	—	1,300
Debt issuance costs	(49)	(63)
Net cash provided by financing activities	3,140	4,288
Net increase in cash and cash equivalents	329	486
Effect of foreign exchange rate changes on cash and cash equivalents	9	(18)
Cash and cash equivalents at beginning of period	1,074	1,289
Cash and cash equivalents at end of period	$1,412	$1,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Acquisition of Ally Financial International Operations
We acquired Ally Financial Inc.'s ("Ally Financial") auto finance and financial services operations in Germany, the United Kingdom (the "U.K."), Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico on April 1, 2013. We acquired Ally Financial's auto finance and financial services operations in France and Portugal on June 1, 2013, and we acquired Ally Financial's auto finance and financial services operations in Brazil on October 1, 2013. Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), a joint venture, which conducts auto finance operations in China. This agreement is subject to certain regulatory and other approvals and has become subject to a right of termination by either party in its sole discretion; however, we do not expect the agreement to be terminated. We consider it probable that our acquisition of Ally Financial's interest in GMAC-SAIC will occur in late 2014 or as soon as practicable thereafter. The results of operations of the acquired entities since the applicable acquisition dates are included in our financial statements for the three and six months ended June 30, 2014 and 2013.
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
The condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Net Presentation of Cash Flows Related to Commercial Finance Receivables
Our commercial finance receivables are primarily comprised of floorplan financing to dealers.  The floorplan financing loans are repayable by the dealer within two to ten days after the dealer sells the vehicle subject to the financing. In our experience, these loans are typically repaid in less than 90 days of when the credit is extended. Furthermore, we have the unilateral ability to call the loans and receive payment within 30 days of when the credit is extended. Therefore, the presentation of the cash flows related to commercial finance receivables are reflected on the condensed consolidated statements of cash flows as "Net funding (collections) of commercial finance receivables."
We have revolving debt agreements to finance our commercial lending activities. The revolving period of these agreements ranges from 12 to 18 months; however, the terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances.  When a dealer repays a floorplan receivable to us, the amount advanced against such receivables must be repaid by us or else the equivalent amount in new receivables must be added to the borrowing base. Despite the revolving term exceeding 90 days, the actual term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within 90 days of when the credit is extended. Therefore, for 2014, the cash flows related to these revolving debt agreements are reflected on the condensed consolidated statements of cash flows as “Net increase in debt (original maturities less than three months).”
Related Party Transactions
We are the wholly-owned captive finance subsidiary of our parent, General Motors Company ("GM"). We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on consumer loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. At June 30, 2014 and December 31, 2013, we had related party receivables from GM in the amount of $185 million and $129 million under these programs.
In addition, we had $90 million and $62 million due at June 30, 2014 and December 31, 2013 in loans outstanding to dealers that are consolidated by GM, in connection with our commercial lending program. Our international operations also provide financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At June 30, 2014 and December 31, 2013, $228 million and $588 million were outstanding under such arrangements, and are included in commercial finance receivables. At June 30, 2014 and December 31, 2013, we also had $432 million and $368 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
We have a tax sharing agreement with GM for our US operations, and we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities for taxable income recognized by us in any period beginning on or after October 1, 2010. Payments for the tax years 2010 through 2014 are deferred for four years from their original due date, and the total deferral amount is to not exceed $1.0 billion. The tax sharing agreement may be modified at any time by GM in its sole discretion. As of June 30, 2014 and December 31, 2013, we have recorded related party taxes payable to GM in the amount of $891 million and $643 million.
We have a $600 million credit facility with GM ("GM Related Party Credit Facility"). There were no advances outstanding under the GM Related Party Credit Facility at June 30, 2014 or December 31, 2013.
Recently Adopted Accounting Principles
On January 1, 2014 we adopted Accounting Standards Update (ASU) ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which was issued to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this ASU did not have a material effect on our consolidated financial statements.
Accounting Standards Not Yet Adopted
In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Note 2.	Finance Receivables
The finance receivables portfolio consists of the following (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
Pre-acquisition consumer finance receivables - outstanding balance	$584	$255	$839	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$510	$245	$755	$826	$348	$1,174
Post-acquisition consumer finance receivables, collectively evaluated for impairment, net of fees(a)	10,402	12,897	23,299	9,795	11,394	21,189
Post-acquisition consumer finance receivables, individually evaluated for impairment, net of fees	992	—	992	767	—	767
	11,904	13,142	25,046	11,388	11,742	23,130
Less: allowance for loan losses - collective	(392)	(60)	(452)	(365)	(29)	(394)
Less: allowance for loan losses - specific	(123)	—	(123)	(103)	—	(103)
Total consumer finance receivables, net	11,389	13,082	24,471	10,920	11,713	22,633
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	2,373	4,653	7,026	1,975	4,627	6,602
Commercial finance receivables, individually evaluated for impairment, net of fees	—	88	88	—	98	98
	2,373	4,741	7,114	1,975	4,725	6,700
Less: allowance for loan losses - collective	(17)	(18)	(35)	(17)	(27)	(44)
Less: allowance for loan losses - specific	—	(5)	(5)	—	(7)	(7)
Total commercial finance receivables, net	2,356	4,718	7,074	1,958	4,691	6,649
Total finance receivables, net	$13,745	$17,800	$31,545	$12,878	$16,404	$29,282
________________
(a) Amounts reported for International include $1.1 billion and $1.0 billion of direct-financing leases at June 30, 2014 and December 31, 2013.
Consumer Finance Receivables
Our consumer finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition consumer finance receivables portfolio consists of (i) finance receivables originated in North America prior to our merger with GM, all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition consumer portfolio will decrease over time with the amortization of the acquired receivables.
The post-acquisition consumer finance receivables portfolio consists of (i) finance receivables originated in North America since our merger with GM, (ii) finance receivables originated in the international operations since the applicable acquisition dates and (iii) finance receivables that were considered to have had no deterioration in credit quality that were acquired with the international operations. The post-acquisition consumer portfolio will grow over time as we originate new receivables.

Pre-acquisition Consumer Finance Receivables
Following is a summary of activity in our pre-acquisition consumer finance receivables portfolio (in millions):

	Six Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$931	$363	$1,294	$2,162	$—	$2,162
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$826	$348	$1,174	$1,958	$—	$1,958
International operations acquisition	—	—	—	—	1,569	1,569
Principal collections and other	(308)	(126)	(434)	(641)	(264)	(905)
Change in carrying value adjustment	(8)	27	19	(38)	8	(30)
Foreign currency translation	—	(4)	(4)	—	(41)	(41)
Balance at end of period	$510	$245	$755	$1,279	$1,272	$2,551
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. During the six months ended June 30, 2014 and 2013, as a result of improvements in the credit performance of the North America pre-acquisition portfolio, expected cash flows increased by $33 million and $54 million. We transferred the amount of excess cash flows from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio. As a result of the decrease in the pre-acquisition portfolio through amortization, the amount of excess cash flows transferred to accretable yield and subsequently amortized through finance charge income has decreased.
A summary of the activity in the accretable yield on the pre-acquisition consumer finance receivables portfolios is as follows (in millions):

	Three Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$174	$55	$229	$371	$—	$371
International operations acquisition	—	—	—	—	249	249
Accretion of accretable yield	(41)	(13)	(54)	(79)	(53)	(132)
Transfer from non-accretable difference	—	—	—	6	—	6
Foreign currency translation	—	2	2	—	(12)	(12)
Balance at end of period	$133	$44	$177	$298	$184	$482

	Six Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$181	$74	$255	$404	$—	$404
International operations acquisition	—	—	—	—	249	249
Accretion of accretable yield	(81)	(30)	(111)	(160)	(53)	(213)
Transfer from non-accretable difference	33	—	33	54	—	54
Foreign currency translation	—	—	—	—	(12)	(12)
Balance at end of period	$133	$44	$177	$298	$184	$482

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
Following is a summary of activity in our post-acquisition consumer finance receivables portfolio (in millions):

	Six Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Post-acquisition consumer finance receivables, net of fees - beginning of period	$10,562	$11,394	$21,956	$8,831	$—	$8,831
International operations acquisition	—	—	—	—	5,422	5,422
Loans purchased	2,917	4,128	7,045	2,710	1,117	3,827
Charge-offs	(349)	(66)	(415)	(248)	—	(248)
Principal collections and other	(1,736)	(2,888)	(4,624)	(1,346)	(594)	(1,940)
Foreign currency translation	—	329	329	—	(12)	(12)
Balance at end of period	$11,394	$12,897	$24,291	$9,947	$5,933	$15,880
A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$491	$46	$537	$382	$—	$382
Provision for loan losses	89	33	122	80	8	88
Charge-offs	(157)	(34)	(191)	(116)	—	(116)
Recoveries	92	15	107	69	—	69
Balance at end of period	$515	$60	$575	$415	$8	$423

	Six Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$468	$29	$497	$345	$—	$345
Provision for loan losses	193	66	259	169	8	177
Charge-offs	(349)	(66)	(415)	(248)	—	(248)
Recoveries	203	31	234	149	—	149
Balance at end of period	$515	$60	$575	$415	$8	$423

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

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
FICO Score less than 540	$3,723	31.1%	$3,511	30.6%
FICO Score 540 to 599	5,707	47.6	5,435	47.3
FICO Score 600 to 659	2,293	19.1	2,277	19.8
FICO Score 660 and greater	255	2.2	270	2.3
Balance at end of period(a)	$11,978	100.0%	$11,493	100.0%
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

	June 30,
	2014				2013
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$756	$130	$886	3.5%	$601	$44	$645	3.4%
Greater than 60 days	255	133	388	1.6	208	45	253	1.4
	1,011	263	1,274	5.1	809	89	898	4.8
In repossession	35	5	40	0.1	31	4	35	0.2
	$1,046	$268	$1,314	5.2%	$840	$93	$933	5.0%
The accrual of finance charge income has been suspended on $626 million and $642 million of consumer finance receivables (based on contractual amount due) as of June 30, 2014 and December 31, 2013.
Impaired Consumer Finance Receivables - TDRs
Consumer finance receivables in the post-acquisition portfolio that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. As of June 30, 2014, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.

The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	June 30, 2014	December 31, 2013
Outstanding recorded investment	$992	$767
Less: allowance for loan losses	(123)	(103)
Outstanding recorded investment, net of allowance	$869	$664
Unpaid principal balance	$1,009	$779
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average recorded investment	$928	$403	$875	$345
Finance charge income recognized	$30	$15	$59	$25
The following table provides information on consumer loans at the time they became classified as TDRs (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Number of Accounts	Amount	Number of Accounts	Amount	Number of Accounts	Amount	Number of Accounts	Amount
Recorded investment	12,135	$213	8,966	$164	22,247	$388	15,948	$290
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" in our Form 10-K for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR were $11 million and $5 million for the three months ended June 30, 2014 and 2013, and $20 million and $10 million for the six months ended June 30, 2014 and 2013.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Six Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees - beginning of period	$1,975	$4,725	$6,700	$560	$—	$560
International operations acquisition	—	—	—	—	3,990	3,990
Net funding (collections) of commercial finance receivables	397	(56)	341	609	(175)	434
Charge-offs	—	—	—	—	—	—
Foreign currency translation	1	72	73	—	(23)	(23)
Balance at end of period	$2,373	$4,741	$7,114	$1,169	$3,792	$4,961

A summary of the activity in the allowance for commercial loan losses is as follows (in millions):

	Three Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$16	$33	$49	$11	$—	$11
Provision for loan losses	1	(10)	(9)	1	11	12
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	1	1
Balance at end of period	$17	$23	$40	$12	$12	$24

	Six Months Ended June 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$17	$34	$51	$6	$—	$6
Provision for loan losses	—	(11)	(11)	6	11	17
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	1	1
Balance at end of period	$17	$23	$40	$12	$12	$24

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
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			June 30, 2014	December 31, 2013
Group I	-	Dealers with superior financial metrics	$754	$598
Group II	-	Dealers with strong financial metrics	1,633	1,588
Group III -	-	Dealers with fair financial metrics	2,365	2,174
Group IV -	-	Dealers with weak financial metrics	1,539	1,622
Group V	-	Dealers warranting special mention due to potential weaknesses	615	488
Group VI -	-	Dealers with loans classified as substandard, doubtful or impaired	208	230
Balance at end of period			$7,114	$6,700

The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.
At June 30, 2014 and December 31, 2013, 99.8% of our commercial finance receivables were current with respect to payment status.
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
Commercial finance receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At June 30, 2014 and December 31, 2013, there were no outstanding commercial finance receivables classified as TDRs.
Note 3.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Securitization notes payable	$1,014	$390	$1,404	$890	$208	$1,098
Revolving credit facilities	79	258	337	62	415	477
Other	50	414	464	26	357	383
Total restricted cash	$1,143	$1,062	$2,205	$978	$980	$1,958
Restricted cash securitization notes payable and revolving credit facilities is comprised of funds deposited as collateral required in restricted cash accounts to support securitization transactions or funds deposited in restricted cash accounts to provide additional collateral for borrowings under revolving credit facilities. Additionally, these funds include monthly collections from borrowers that have not yet been used for repayment of debt.
In the North America Segment, restricted cash other is comprised of cash deposited to support derivative transactions. In the International Segment, restricted cash other is primarily comprised of deposits in Brazil held in escrow pending resolution of tax and civil litigation.

Note 4.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. As of June 30, 2014 and December 31, 2013, the amount of leased vehicles accounted for as operating leases in the International Segment is insignificant; therefore, the following information regarding our leased vehicles is presented on a consolidated basis.
Following is a summary of our leased vehicles (in millions):

	June 30, 2014	December 31, 2013
Leased vehicles	$6,528	$4,684
Manufacturer incentives	(936)	(659)
	5,592	4,025
Less: accumulated depreciation	(844)	(642)
Leased vehicles, net	$4,748	$3,383

A summary of the changes in our leased vehicles is as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$4,025	$1,976
International operations acquisition	—	9
Leased vehicles purchased	2,322	1,454
Leased vehicles returned - end of term	(469)	(106)
Leased vehicles returned - default	(24)	(9)
Manufacturer incentives	(274)	(197)
Foreign currency translation	12	(46)
Balance at end of period	$5,592	$3,081
As of June 30, 2014 and December 31, 2013, our Canada subsidiary was servicing $192 million and $303 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2014	2015	2016	2017	2018	2019
Minimum rental payments under operating leases	$702	$898	$662	$262	$43	$2

Note 5.	Debt
Debt consists of the following (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Secured
Revolving credit facilities	$2,703	$5,888	$8,591	$1,678	$7,322	$9,000
Securitization notes payable	11,847	4,568	16,415	10,801	2,272	13,073
Total secured	$14,550	$10,456	$25,006	$12,479	$9,594	$22,073

Unsecured
Senior notes	$4,376	$—	$4,376	$4,000	$—	$4,000
Credit facilities	—	2,430	2,430	—	2,370	2,370
Other unsecured debt	—	790	790	—	603	603
Total unsecured	$4,376	$3,220	$7,596	$4,000	$2,973	$6,973
Secured Debt
Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by variable interest entities, as further discussed in Note 6 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and lease related assets.
During the six months ended June 30, 2014, we entered into $445 million in new revolving credit facilities and issued $5.0 billion in securitization notes payable.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, certain of our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of June 30, 2014, we were in compliance with all covenants related to our credit facilities.
Unsecured Debt
Unsecured debt consists primarily of senior notes we have issued in the North America Segment, as well as credit facilities and other unsecured debt in the International Segment.
At June 30, 2014, we had $4.0 billion of senior notes issued by our top-tier holding company that mature from 2016 through 2023 and have interest rates that range from 2.75% to 6.75%. All of these senior notes may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices set forth in the indentures that govern the senior notes, plus accrued and unpaid interest, to the redemption date. In addition, if a change of control occurs, as that term is defined in the indentures that govern the senior notes, prior to us being rated "investment grade" by at least two of three listed rating agencies, the holders of these senior notes will have the right, subject to certain conditions, to require us to repurchase their senior notes at a purchase price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest, as of the date of repurchase. These senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of these senior notes. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
On July 10, 2014, our top-tier holding company issued an additional $1.5 billion in senior notes, of which $700 million are due July 2017 and $800 million are due July 2019. Interest rates on the respective tranches are 2.63% and 3.50%, payable semiannually. Terms are substantially the same as those of senior notes previously issued. We intend to use the net proceeds from this offering for general corporate purposes.
The indentures that govern the senior notes issued by our top-tier holding company provide for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the indentures, if any subsidiary guarantee shall cease to be in full force and effect or any guarantor shall deny or disaffirm its obligations under its subsidiary guarantee, and certain events of bankruptcy or insolvency. If any event of default occurs and is continuing with respect to a series of senior notes, the trustee or the holders of at least 25% in principal amount of the then outstanding senior notes of such series may declare all of the senior notes of such series to be due and payable immediately. As of June 30, 2014, we were in compliance with all covenants related to our senior notes.
In May 2014 our Canadian subsidiary issued C$400 million of 3.25% senior notes through a private placement in Canada. The notes are due in May 2017 with interest payable semiannually. Similar to the senior notes issued by our top-tier holding company, these notes are guaranteed by AFSI. We intend to use the net proceeds from this offering for general corporate purposes.
The International Segment issues unsecured debt through credit facilities with banks and other non-bank funding instruments. During the six months ended June 30, 2014, we entered into $171 million of new unsecured committed credit facilities.
Note 6.    Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	June 30, 2014	December 31, 2013
Restricted cash	$1,741	$1,523
VIE assets	$27,173	$23,584
VIE liabilities	$22,371	$19,448
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
Other VIEs
We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The majority voting interests in these entities are indirectly wholly-owned by our parent, GM. Prior to December 2013, the voting interests in these entities were indirectly wholly-owned by us. At June 30, 2014 and December 31, 2013, total assets of these entities were $4.0 billion and $3.9 billion, which were comprised primarily of cash and cash equivalents and finance receivables; and total liabilities were $3.2 billion and $3.0 billion, which were comprised primarily of debt, accounts payable (primarily trade) and accrued liabilities. In the six months ended June 30, 2014 total revenue recorded by these entities was $118 million and net income was $21 million. In the three months ended June 30, 2014 total revenue recorded by these entities was $60 million and net income was $11 million. These amounts are stated prior to intercompany eliminations and include amounts related to securitization and credit facilities held by consolidated VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.
Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to third-party banks, which are not considered VIEs.  These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  As of June 30, 2014 and December 31, 2013, $2.9 billion and $2.8 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $2.7 billion and $2.7 billion in secured debt was outstanding.

Note 7.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

	June 30, 2014		December 31, 2013
	Notional	Fair Value(a)	Notional	Fair Value(a)
Assets
Interest rate swaps	$3,800	$17	$2,422	$11
Interest rate caps	2,606	7	1,398	7
Foreign currency swaps(b)	1,678	1	1,678	3
Total assets(c)	$8,084	$25	$5,498	$21
Liabilities
Interest rate swaps	$4,858	$34	$4,266	$17
Interest rate caps	2,312	8	1,206	7
Foreign currency swaps(b)	2,227	53	2,133	29
Total liabilities(d)	$9,397	$95	$7,605	$53
 _________________

(a)	See Note 8 - " Fair Values of Assets and Liabilities " for further discussion of fair value disclosure related to the derivatives.

(b)
The foreign currency swaps relate to (i) intercompany loans denominated in foreign currencies (notional balances on the intercompany loans of €674 million, £423 million and 208kr million have been translated to USD) and (ii) a £350 million cross-currency swap for a securitization in the International Segment.

(c)	Included in other assets on the condensed consolidated balance sheets.

(d)	Included in other liabilities on the condensed consolidated balance sheets.
As appropriate, we purchase interest rate cap agreements to limit floating rate exposures on certain of our revolving secured debt. We also utilize interest rate swap agreements to convert floating rate exposures on certain of our revolving debt or on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.

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
The following table presents information on the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Non-designated hedges:
Interest rate contracts(a)	$1	$(3)	$(9)	$(3)
Foreign currency derivatives(b)	(26)	(12)	(42)	(12)
	$(25)	$(15)	$(51)	$(15)
 _________________

(a)	Gains (losses) recognized in earnings are included in interest expense.

(b)
The losses for the three and six months ended June 30, 2014 are substantially offset by translation gains (included in operating expenses) related to the foreign currency-denominated loans described above.

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
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) (in millions):

	June 30, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$2,284	$—	$—	$2,284
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	—	—	17	17
Interest rate caps(i)	—	7	—	7
Foreign currency swaps(i)	—	1	—	1
Total assets	$2,284	$8	$17	$2,309
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	$—	$—	$34	$34
Interest rate caps(i)	—	8	—	8
Foreign currency swaps(i)	—	53	—	53
Total liabilities	$—	$61	$34	$95
_________________

(a)	Excludes cash in banks of $1.3 billion.

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,452	$—	$—	$1,452
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	—	—	11	11
Interest rate caps(i)	—	7	—	7
Foreign currency swaps(i)	—	3	—	3
Total assets	$1,452	$10	$11	$1,473
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	$—	$—	$17	$17
Interest rate caps(i)	—	7	—	7
Foreign currency swaps(i)	—	29	—	29
Total liabilities	$—	$36	$17	$53
_________________

(a)	Excludes cash in banks of $1.6 billion.
The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended June 30,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$8	$(20)	$—	$—
Total realized and unrealized gains included in earnings	9	(19)	2	(4)
Purchases	—	—	7	(18)
Settlements	—	5	(2)	2
Balance at end of period	$17	$(34)	$7	$(20)

	Six Months Ended June 30,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$11	$(17)	$—	$—
Total realized and unrealized gains included in earnings	6	(26)	2	(4)
Purchases	—	—	7	(18)
Settlements	—	9	(2)	2
Balance at end of period	$17	$(34)	$7	$(20)

Note 9.	Commitments and Contingencies
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company are guaranteed by AFSI. As of June 30, 2014 and December 31, 2013, the par value of these senior notes was $4.0 billion . See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
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

Our effective income tax rate was 34.0% and 34.3% for the three and six months ended June 30, 2014. Our effective income tax rate was 32.7% and 34.6% for the three and six months ended June 30, 2013.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

			June 30, 2014		December 31, 2013
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,412	$1,412	$1,074	$1,074
Finance receivables, net	(b)	3	$31,545	$31,922	$29,282	$29,301
Restricted cash	(a)	1	$2,205	$2,205	$1,958	$1,958
Interest rate swap agreements	(c)	3	$17	$17	$11	$11
Interest rate cap agreements purchased	(d)	2	$7	$7	$7	$7
Foreign currency swap agreements	(d)	2	$1	$1	$3	$3
Financial liabilities:
Secured debt
North America	(e)	2	$14,550	$14,660	$12,479	$12,565
International	(f)	2	$7,067	$7,083	$5,113	$5,113
International	(g)	3	$3,389	$3,403	$4,481	$4,492
Unsecured debt
North America	(h)	2	$4,376	$4,524	$4,000	$4,106
International	(i)	2	$2,946	$2,946	$1,282	$1,282
International	(g)	3	$274	$281	$1,691	$1,690
Interest rate swap agreements	(c)	3	$34	$34	$17	$17
Interest rate cap agreements sold	(d)	2	$8	$8	$7	$7
Foreign currency swap agreements	(d)	2	$53	$53	$29	$29
_________________

(a)	Cash and cash equivalents and restricted cash bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

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

(f)
The level 2 secured debt in the International Segment has terms of one year or less, or has been priced within the last six months; therefore, par value is considered to be a reasonable estimate of fair value.

(g)	The fair value of level 3 secured debt and unsecured debt in the International Segment is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(h)	The fair value of unsecured debt in the North America Segment is based on quoted market prices in thinly-traded markets.

(i)	The level 2 unsecured debt in the International Segment has terms of one year or less; therefore, par value is considered to be a reasonable estimate of fair value.
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
All inter-segment balances and transactions have been eliminated. Key operating data for our operating segments were as follows (in millions):

	Three Months Ended June 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$691	$500	$15	$(15)	$1,191
Operating expenses, including leased vehicle expenses	310	149	—	—	459
Provision for loan losses	90	23	—	—	113
Interest expense	104	248	17	(15)	354
Income before income taxes	$187	$80	$(2)	$—	$265

	Three Months Ended June 30, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$588	$248	$14	$(14)	836
Operating expenses, including leased vehicle expenses	203	89	—	—	292
Provision for loan losses	81	19	—	—	100
Interest expense	91	81	6	(14)	164
Acquisition and integration expenses	—	16	—	—	16
Income before income taxes	$213	$43	$8	$—	$264

	Six Months Ended June 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,327	$961	$31	$(31)	2,288
Operating expenses, including leased vehicle expenses	584	300	—	—	884
Provision for loan losses	193	55	—	—	248
Interest expense	196	462	42	(31)	669
Income before income taxes	$354	$144	$(11)	$—	$487

	Six Months Ended June 30, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,128	$248	$14	$(14)	1,376
Operating expenses, including leased vehicle expenses	391	89	—	—	480
Provision for loan losses	175	19	—	—	194
Interest expense	173	81	6	(14)	246
Acquisition and integration expenses	—	22	—	—	22
Income before income taxes	$389	$37	$8	$—	$434

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Finance receivables, net	$13,745	$17,800	$31,545	$12,878	$16,404	$29,282
Total assets	$21,977	$20,382	$42,359	$19,094	$18,896	$37,990

Note 13.	Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss) is as follows (in millions):

	Three Months Ended June 30,
	2014	2013
Defined benefit plans, net:
Balance at beginning of period	$3	$—
Unrealized gain on subsidiary pension	—	—
Balance at end of period	3	—
Foreign currency translation adjustment:
Balance at beginning of period	13	(9)
Translation gain (loss)	49	(59)
Balance at end of period	62	(68)
Total accumulated other comprehensive income (loss)	$65	$(68)

	Six Months Ended June 30,
	2014	2013
Defined benefit plans, net:
Balance at beginning of period	$3	$—
Unrealized gain on subsidiary pension	—	—
Balance at end of period	3	—
Foreign currency translation adjustment:
Balance at beginning of period	8	(3)
Translation gain (loss)	54	(65)
Balance at end of period	62	(68)
Total accumulated other comprehensive income (loss)	$65	$(68)

Note 14.	Regulatory Capital
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at June 30, 2014. Total assets of our regulated international banks and finance companies were approximately $12.5 billion and $12.1 billion at June 30, 2014 and December 31, 2013.

Note 15.	Guarantor Consolidating Financial Statements
The payment of principal and interest on senior notes issued by our top-tier holding company is currently guaranteed solely by AFSI (the "Guarantor") and none of our other subsidiaries (the "Non-Guarantor Subsidiaries"). The separate financial statements of the Guarantor are not included herein because the Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. A subsidiary guarantee can be released under customary circumstances, including (i) the subsidiary is sold or sells all of its assets; (ii) the subsidiary is declared "unrestricted" for covenant purposes; (iii) the subsidiary's guarantee of other indebtedness is terminated or released; (iv) the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied; (v) the rating on the parent's debt securities is changed to investment grade; or (vi) the parent's debt securities are converted or exchanged into equity securities.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$699	$713	$—	$1,412
Finance receivables, net	—	609	30,936	—	31,545
Restricted cash	—	30	2,175	—	2,205
Property and equipment, net	—	6	144	—	150
Leased vehicles, net	—	—	4,748	—	4,748
Deferred income taxes	20	—	612	(199)	433
Goodwill	1,095	—	150	—	1,245
Related party receivables	—	18	167	—	185
Other assets	62	2	377	(5)	436
Due from affiliates	3,116	—	—	(3,116)	—
Investment in affiliates	7,388	3,594	—	(10,982)	—
Total assets	$11,681	$4,958	$40,022	$(14,302)	$42,359
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$25,006	$—	$25,006
Unsecured debt	4,000	—	3,596	—	7,596
Accounts payable and accrued expenses	49	137	803	(5)	984
Deferred income	—	—	249	—	249
Deferred taxes liabilities	—	199	12	(199)	12
Taxes payable	74	—	219	—	293
Related party taxes payable	891	—	1	(1)	891
Related party payable	—	—	432	—	432
Other liabilities	—	18	211	—	229
Due to affiliates	—	677	2,438	(3,115)	—
Total liabilities	5,014	1,031	32,967	(3,320)	35,692
Shareholder's equity:
Common stock	—	—	698	(698)	—
Additional paid-in capital	4,793	79	3,400	(3,479)	4,793
Accumulated other comprehensive income	65	(5)	81	(76)	65
Retained earnings	1,809	3,853	2,876	(6,729)	1,809
Total shareholder's equity	6,667	3,927	7,055	(10,982)	6,667
Total liabilities and shareholder's equity	$11,681	$4,958	$40,022	$(14,302)	$42,359

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(In millions)
(Unaudited)

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

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$39	$843	$—	$882
Leased vehicle income	—	—	238	—	238
Other income	20	104	42	(95)	71
Equity in income of affiliates	189	153	—	(342)	—
	209	296	1,123	(437)	1,191
Costs and expenses
Salaries and benefits	—	63	91	—	154
Other operating expenses	(6)	41	153	(62)	126
Total operating expenses	(6)	104	244	(62)	280
Leased vehicle expenses	—	—	179	—	179
Provision for loan losses	—	75	38	—	113
Interest expense	44	8	335	(33)	354
	38	187	796	(95)	926
Income before income taxes	171	109	327	(342)	265
Income tax (benefit) provision	(4)	(16)	110	—	90
Net income	$175	$125	$217	$(342)	$175

Comprehensive income	$224	$148	$267	$(415)	$224

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2013
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$30	$617	$—	$647
Leased vehicle income	—	—	136	—	136
Other income	35	83	81	(146)	53
Equity in income of affiliates	187	158	—	(345)	—
	222	271	834	(491)	836
Costs and expenses
Salaries and benefits	—	54	62	—	116
Other operating (income) expenses	(5)	(24)	104	—	75
Total operating expenses	(5)	30	166	—	191
Leased vehicle expenses	—	—	101	—	101
Provision for loan losses	—	60	40	—	100
Interest expense	50	54	206	(146)	164
Acquisition and integration expenses	—	—	16	—	16
	45	144	529	(146)	572
Income before income taxes	177	127	305	(345)	264
Income tax (benefit) provision	(1)	(13)	100	—	86
Net income	$178	$140	$205	$(345)	$178

Comprehensive income	$119	$146	$150	$(296)	$119

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$69	$1,643	$—	$1,712
Leased vehicle income	—	—	438	—	438
Other income	40	231	80	(213)	138
Equity in income of affiliates	359	269	—	(628)	—
	399	569	2,161	(841)	2,288
Costs and expenses
Salaries and benefits	—	116	174	—	290
Other operating (income) expenses	(5)	74	314	(124)	259
Total operating expenses	(5)	190	488	(124)	549
Leased vehicle expenses	—	—	335	—	335
Provision for loan losses	—	135	113	—	248
Interest expense	99	19	640	(89)	669
	94	344	1,576	(213)	1,801
Income before income taxes	305	225	585	(628)	487
Income tax (benefit) provision	(15)	(16)	198	—	167
Net income	$320	$241	$387	$(628)	$320

Comprehensive income	$374	$244	$442	$(686)	$374

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2013
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$69	$993	$—	$1,062
Leased vehicle income	—	—	243	—	243
Other income	49	124	128	(230)	71
Equity in income of affiliates	300	304	—	(604)	—
	349	497	1,364	(834)	1,376
Costs and expenses
Salaries and benefits	—	102	88	—	190
Other operating (income) expenses	(2)	(49)	160	—	109
Total operating expenses	(2)	53	248	—	299
Leased vehicle expenses	—	—	181	—	181
Provision for loan losses	—	127	67	—	194
Interest expense	71	89	316	(230)	246
Acquisition and integration expenses	—	—	22	—	22
	69	269	834	(230)	942
Income before income taxes	280	228	530	(604)	434
Income tax (benefit) provision	(4)	(27)	181	—	150
Net income	$284	$255	$349	$(604)	$284

Comprehensive income	$219	$262	$288	$(550)	$219

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$205	$141	$558	$—	$904
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(2,924)	(6,546)	2,643	(6,827)
Principal collections and recoveries on consumer finance receivables	—	(100)	5,400	—	5,300
Proceeds from sale of consumer finance receivables, net	—	2,643	—	(2,643)	—
Net collections (funding) of commercial finance receivables	—	256	(553)	—	(297)
Purchases of leased vehicles, net	—	—	(1,856)	—	(1,856)
Proceeds from termination of leased vehicles	—	—	264	—	264
Acquisition of international operations, net of cash on hand	(46)	—	—	—	(46)
Purchases of property and equipment	—	(2)	(13)	—	(15)
Change in restricted cash	—	(9)	(227)	—	(236)
Change in other assets	—	—	(2)	—	(2)
Net change in investment in affiliates	(5)	243	—	(238)	—
Net cash (used in) provided by investing activities	(51)	107	(3,533)	(238)	(3,715)
Cash flows from financing activities:
Net increase in debt (original maturities less than three months)	—	—	278	—	278
Borrowings and issuance of secured debt	—	—	10,722	—	10,722
Payments on secured debt	—	—	(8,445)	—	(8,445)
Borrowings and issuance of unsecured debt	—	—	1,472	—	1,472
Payments on unsecured debt	—	—	(838)	—	(838)
Net capital contributions	26	—	(264)	238	—
Debt issuance costs	—	—	(49)	—	(49)
Net change in due from/due to affiliates	(180)	56	124	—	—
Net cash (used in) provided by financing activities	(154)	56	3,000	238	3,140
Net increase in cash and cash equivalents	—	304	25	—	329
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	9	—	9
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$699	$713	$—	$1,412

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$86	$184	$431	$—	$701
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(2,695)	(4,222)	3,105	(3,812)
Principal collections and recoveries on consumer finance receivables	—	1	3,053	—	3,054
Proceeds from sale of consumer finance receivables, net	—	3,105	—	(3,105)	—
Net funding of commercial finance receivables	—	(1,080)	(769)	1,467	(382)
Proceeds from sale of commercial finance receivables, net	—	1,467	—	(1,467)	—
Purchases of leased vehicles, net	—	—	(1,176)	—	(1,176)
Proceeds from termination of leased vehicles	—	—	84	—	84
Acquisition of international operations, net of cash on hand	(2,547)	(863)	440	863	(2,107)
Purchases of property and equipment	—	—	(4)	—	(4)
Change in restricted cash	—	—	(158)	—	(158)
Change in other assets	—	(10)	8	—	(2)
Net change in investment in affiliates	(29)	(97)	—	126	—
Net cash used in by investing activities	(2,576)	(172)	(2,744)	989	(4,503)
Cash flows from financing activities:
Borrowings and issuance of secured debt	1,100	—	7,985	—	9,085
Payments on secured debt	(1,100)	—	(5,907)	—	(7,007)
Borrowings and issuance of unsecured debt	2,500	—	522	—	3,022
Payments on unsecured debt	—	—	(633)	—	(633)
Repayment of debt to Ally Financial	—	—	(1,416)	—	(1,416)
Capital contribution from parent	1,300	—	—	—	1,300
Debt issuance costs	(29)	—	(34)	—	(63)
Net capital contribution to subsidiaries	—	—	130	(130)	—
Net change in due from/due to affiliates	(1,281)	(211)	2,354	(862)	—
Net cash provided (used in) by financing activities	2,490	(211)	3,001	(992)	4,288
Net increase (decrease) in cash and cash equivalents	—	(199)	688	(3)	486
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(21)	3	(18)
Cash and cash equivalents at beginning of period	—	1,252	37	—	1,289
Cash and cash equivalents at end of period	$—	$1,053	$704	$—	$1,757

Item 2.	MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of our parent, GM. We conduct our business generally in two segments, in North America and internationally in Europe and Latin America. The North America Segment includes operations in the U.S. and Canada. The International Segment includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), a joint venture, which conducts auto finance operations in China. This agreement is subject to certain regulatory and other approvals and has become subject to a right of termination by either party in its sole discretion; however, we do not expect the agreement to be terminated. We consider it probable that our acquisition of Ally Financial's interest in GMAC-SAIC will occur in late 2014 or as soon as practicable thereafter.
North America Operations
Consumer
Our automobile finance programs in the North America Segment include sub-prime lending and full credit spectrum leasing and to a more limited extent, prime lending. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. We generally charge higher rates than those charged by banks and credit unions and we also expect to sustain a higher level of defaults than these other automobile financing sources.
We are currently seeking to expand our prime lending programs in North America and anticipate that prime lending will become an increasing percentage of our originations and consumer portfolio balance over time.
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
Our leasing product is offered through GM-franchised dealers and primarily targets prime consumers leasing new GM vehicles. We seek to provide competitive alternatives to existing marketplace lease offerings in GM-franchised dealers.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 as compared to
Three Months Ended June 30, 2013
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Three Months Ended June 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Average consumer finance receivables	$11,847	$12,827	$24,674	$11,323	$6,957	$18,280	$6,394	35.0%
Average commercial finance receivables	2,287	4,755	7,042	1,059	3,515	4,574	2,468	54.0%
Average finance receivables	14,134	17,582	31,716	12,382	10,472	22,854	8,862	38.8%
Average leased vehicles, net	4,169	1	4,170	2,410	7	2,417	1,753	72.5%
Average earning assets	$18,303	$17,583	$35,886	$14,792	$10,479	$25,271	$10,615	42.0%
In the North America Segment, average consumer finance receivables increased $524 million from June 30, 2013 to June 30, 2014, primarily because loan originations exceeded portfolio liquidations through payments and defaults. We purchased $1.5 billion and $1.4 billion of consumer finance receivables for the three months ended June 30, 2014 and 2013. The average new consumer loan size increased to $22,929 for the three months ended June 30, 2014 from $21,796 for the three months ended June 30, 2013. The average annual percentage rate for consumer finance receivables purchased during the three months ended June 30, 2014 decreased to 12.3% from 13.1% for the three months ended June 30, 2013, primarily due to pricing adjustments driven by the impact of subvention programs.
In the North America Segment, average commercial finance receivables increased $1.2 billion from June 30, 2013 to June 30, 2014, primarily due to the continued ramp-up in business since the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in the business since that time.
Average leased vehicles, net, increased $1.8 billion from June 30, 2013 to June 30, 2014. We purchased $1.5 billion and $834 million of leased vehicles for the three months ended June 30, 2014 and 2013. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases and a 38% increase in our share of GM's lease business.
The increase in average finance receivables in the International Segment is primarily due to the addition of the consumer and commercial receivables portfolios in Brazil, which were acquired October 1, 2013, as well as growth in U.K. consumer finance receivables.
Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended June 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Finance charge income:
Consumer finance receivables	$420	$356	$776	$426	$143	$569	$207	36.4%
Commercial finance receivables	$19	$87	$106	$9	$69	$78	$28	35.9%
Leased vehicle income	$237	$1	$238	$134	$2	$136	$102	75.0%
Other income	$15	$56	$71	$19	$34	$53	$18	34.0%
In the North America Segment, finance charge income on consumer finance receivables was flat for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Increased finance charge income resulting from the increase in average consumer finance receivables was offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 14.2% for the three months ended June 30, 2014, from 15.1% for the three months ended June 30, 2013, primarily due to a decrease in the average annual percentage rate on new originations as well as a reduced yield impact from the accretion on the pre-acquisition portfolio. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio. The difference between the effective yield and the contractual rates will continue to decrease as the pre-acquisition portfolio amortizes.
The increase in commercial finance charge income reflects the increase in the average commercial finance receivables portfolio.
Leased vehicle income increased by 75.0% to $238 million for the three months ended June 30, 2014 from $136 million for the three months ended June 30, 2013, due to the increased size of the leased asset portfolio.
The increase in revenue for the International Segment is primarily due to the addition of the consumer and commercial receivables portfolios in Brazil, which were acquired October 1, 2013.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended June 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Operating expenses	$133	$147	$280	$104	$87	$191	$89	46.6%
Leased vehicle expenses	$177	$2	$179	$99	$2	$101	$78	77.2%
Provision for loan losses	$90	$23	$113	$81	$19	$100	$13	13.0%
Interest expense(a)	$128	$226	$354	$104	$60	$164	$190	115.9%
Acquisition and integration expenses	$—	$—	$—	$—	$16	$16	$(16)	(100.0)%
_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 12 - "Segment Reporting" in our consolidated financial statements in this Form 10-Q.

Operating Expenses
In the North America Segment, operating expenses increased by $29 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to the growth in earning assets. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 76.4% and 76.8% of total operating expenses for the three months ended June 30, 2014 and 2013.
The increase in operating expenses for the International Segment is primarily due to the acquisition of the operations in Brazil, which were acquired October 1, 2013.
Operating expenses as an annualized percentage of average earning assets were 3.1% for the three months ended June 30, 2014 and 2013.
Leased Vehicle Expenses
Leased vehicle expenses increased by 77.2% to $179 million for the three months ended June 30, 2014, from $101 million for the three months ended June 30, 2013, due to the increased size of the leased asset portfolio in the North America Segment. Our leased vehicle expenses are predominantly related to depreciation of leased assets.

Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for the three months ended June 30, 2014 and 2013 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. In the North America Segment, the provision for consumer loan losses increased to $89 million for the three months ended June 30, 2014 from $80 million for the three months ended June 30, 2013, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.2% and 3.3% for the three months ended June 30, 2014 and 2013.
The provision for loan losses on commercial finance receivables in the North America Segment was $1 million for the three months ended June 30, 2014 and 2013.
The increase in the provision for loan losses for the International Segment is primarily due to the acquisition of the operations in Brazil, which were acquired October 1, 2013, partially offset by improved credit performance in Europe.
Interest Expense
In the North America Segment, interest expense increased to $128 million for the three months ended June 30, 2014, from $104 million for the three months ended June 30, 2013. The increase was primarily as a result of an increase in average debt outstanding to $17.9 billion for the three months ended June 30, 2014, from $14.3 billion for the three months ended June 30, 2013. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. The effective rate of interest on our debt was 2.9% for the three months ended June 30, 2014 and 2013.
The increase in interest expense for the International Segment is primarily due to the acquisition of the operations in Brazil, which were acquired October 1, 2013.
Acquisition and Integration Expenses
The acquisition and integration expenses for the three months ended June 30, 2013 represent advisory, legal and professional fees and other costs related to the acquisition of the international operations.
Taxes
Our consolidated effective income tax rate was 34.0% and 32.7% for the three months ended June 30, 2014 and 2013.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments of $49 million and $(59) million for three months ended June 30, 2014 and 2013, were included in other comprehensive income. Most of the entities acquired with the international operations acquisition use functional currencies other than the U.S. dollar. The translation adjustment is due to the change in the values of our international currency-denominated assets and liabilities resulting from changes in the value of the U.S. dollar in relation to international currencies for the three months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 as compared to
Six Months Ended June 30, 2013
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Six Months Ended June 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Average consumer finance receivables	$11,691	$12,406	$24,097	$11,200	$3,615	$14,815	$9,282	62.7%
Average commercial finance receivables	2,158	4,715	6,873	882	1,725	2,607	4,266	163.6%
Average finance receivables	13,849	17,121	30,970	12,082	5,340	17,422	13,548	77.8%
Average leased vehicles, net	3,867	2	3,869	2,150	4	2,154	1,715	79.6%
Average earning assets	$17,716	$17,123	$34,839	$14,232	$5,344	$19,576	$15,263	78.0%
In the North America Segment, average consumer finance receivables increased $491 million from June 30, 2013 to June 30, 2014, primarily because loan originations exceeded portfolio liquidation through payments and defaults. We purchased $2.9 billion and $2.7 billion of consumer finance receivables in the North America Segment for the six months ended June 30, 2014 and 2013. The average new consumer loan size increased to $22,200 for the six months ended June 30, 2014 from $21,429 for the six months ended June 30, 2013. The average annual percentage rate for consumer finance receivables purchased during the six months ended June 30, 2014 decreased to 12.7% from 13.4% for the six months ended June 30, 2013, primarily due to pricing adjustments driven by the impact of subvention programs.
In the North America Segment, average commercial finance receivables increased $1.3 billion from June 30, 2013 to June 30, 2014, primarily due to the continued ramp-up in business since the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in the business since that time.
Average leased vehicles, net, increased $1.7 billion from June 30, 2013 to June 30, 2014. We purchased $2.3 billion and $1.5 billion of leased vehicles for the six months ended June 30, 2014 and 2013. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases and an increase of 8% in our share of GM's business.
The increase in the average earning assets for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Revenue:
Revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Finance charge income:
Consumer finance receivables	$825	$684	$1,509	$835	$143	$978	$531	54.3%
Commercial finance receivables	$34	$169	$203	15	69	$84	$119	141.7%
Leased vehicle income	$436	$2	$438	241	2	$243	$195	80.2%
Other income	$32	$106	$138	37	34	$71	$67	94.4%
In the North America Segment, finance charge income on consumer finance receivables was flat for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Increased finance charge income resulting from the increase in average consumer finance receivables was offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 14.2% for the six months ended June 30, 2014, from 15.0% for the six months ended June 30, 2013, primarily due to a decrease in the average annual percentage rate on new originations as well as a reduced yield impact from the accretion on the pre-acquisition portfolio. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio. The difference between the effective yield and the contractual rates will continue to decrease as the pre-acquisition portfolio amortizes.
The increase in commercial finance charge income reflects the increase in the average commercial finance receivables portfolio.
Leased vehicle income increased by 80.2% to $438 million for the six months ended June 30, 2014 from $243 million for the six months ended June 30, 2013, due to the increased size of the leased asset portfolio.
The increase in revenue for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Six Months Ended June 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Operating expenses	$251	$298	$549	$212	$87	$299	$250	83.6%
Leased vehicle expenses	$333	$2	$335	179	2	$181	$154	85.1%
Provision for loan losses	$193	$55	$248	175	19	$194	$54	27.8%
Interest expense(a)	$248	$421	$669	186	60	$246	$423	172.0%
Acquisition and integration expenses	$—	$—	$—	—	22	$22	$(22)	(100.0)%
_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 12 - "Segment Reporting" in our consolidated financial statements in this Form 10-Q.

Operating Expenses
In the North America Segment, operating expenses increased by $39 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to the growth in earning assets. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 75.8% and 72.8% of total operating expenses for the six months ended June 30, 2014 and 2013.
The increase in operating expenses for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Operating expenses as an annualized percentage of average earning assets were 3.2% for the six months ended June 30, 2014 compared to 3.1% for the six months ended June 30, 2013.
Leased Vehicle Expenses
Leased vehicle expenses increased by 85.1% to $335 million for the six months ended June 30, 2014, from $181 million for the six months ended June 30, 2013, due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for the six months ended June 30, 2014 and 2013 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. In the North America Segment, the provision for consumer loan losses increased to $193 million for the six months ended June 30, 2014 from $169 million for the six months ended June 30, 2013, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.5% and 3.6% for the six months ended June 30, 2014 and 2013.

The provision for loan losses on commercial finance receivables was insignificant for the six months ended June 30, 2014 and $6 million for the six months ended June 30, 2013.
The increase in the provision for loan losses for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Interest Expense
In the North America Segment, interest expense increased to $248 million for the six months ended June 30, 2014, from $186 million for the six months ended June 30, 2013. The increase was primarily as a result of an increase in average debt outstanding to $17.3 billion for the six months ended June 30, 2014, from $12.8 billion for the six months ended June 30, 2013. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. The effective rate of interest on our debt was 2.9% for the six months ended June 30, 2014 and 2013.
The increase in interest expense for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Acquisition and Integration Expenses
The acquisition and integration expenses for the six months ended June 30, 2013 represent advisory, legal and professional fees and other costs related to the acquisition of the international operations.
Taxes
Our consolidated effective income tax rate was 34.3% and 34.6% for the six months ended June 30, 2014 and 2013.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments of $54 million and $(65) million for six months ended June 30, 2014 and 2013, were included in other comprehensive income. Most of the entities acquired with the international operations acquisition use functional currencies other than the U.S. dollar. The translation adjustment is due to the change in the values of our international currency-denominated assets and liabilities resulting from changes in the value of the U.S. dollar in relation to international currencies for the six months ended June 30, 2014 and 2013.

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

The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Pre-acquisition consumer finance receivables - outstanding balance	$584	$255	$839	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$510	$245	$755	$826	$348	$1,174
Post-acquisition consumer finance receivables, net of fees	11,394	12,897	24,291	10,562	11,394	21,956
	11,904	13,142	25,046	11,388	11,742	23,130
Less: allowance for loan losses	(515)	(60)	(575)	(468)	(29)	(497)
Total consumer finance receivables, net	$11,389	$13,082	$24,471	$10,920	$11,713	$22,633
Number of outstanding contracts	737,660	1,345,869	2,083,529	725,797	1,224,845	1,950,642
Average amount of outstanding contracts (in dollars)(a)	$16,238	$9,772	$12,061	$15,835	$9,599	$11,919
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees	4.5%	0.5%	2.4%	4.4%	0.3%	2.3%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

The allowance for loan losses for the North America Segment as a percentage of post-acquisition consumer finance receivables, net of fees, has increased due to normalizing credit trends with moderately higher defaults and delinquencies. The allowance for the acquired international receivables was eliminated in acquisition accounting at the acquisition dates. As a result, the allowance at June 30, 2014 for the International Segment represents an estimate of losses inherent in only the receivables originated since the acquisition dates. The allowance for losses for the International Segment will grow over time as the post-acquisition loan balance grows. However, the allowance for losses for the International Segment is expected to be much less than that for the North America Segment due to the higher credit quality of its originations.
Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	June 30,
	2014				2013
	North America	International	Total		North America	International	Total
	Amount	Amount	Amount	Percent of Contractual Amount Due	Amount	Amount	Amount	Percent of Contractual Amount Due
31 - 60 days	$756	$130	$886	3.5%	$601	$44	$645	3.4%
Greater than 60 days	255	133	388	1.6	208	45	253	1.4
	1,011	263	1,274	5.1	809	89	898	4.8
In repossession	35	5	40	0.1	31	4	35	0.2
	$1,046	$268	$1,314	5.2%	$840	$93	$933	5.0%

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
Delinquencies in the North America Segment increased to 8.4% at June 30, 2014 from 7.1% at June 30, 2013, consistent with a greater concentration of loans with lower average credit scores at June 30, 2014 and normalizing credit trends. Our customer base in the International Segment is primarily prime; therefore, delinquency levels are much lower, with 2.0% and 1.2% in delinquencies at June 30, 2014 and 2013. The increase in delinquencies from June 30, 2013 is due to the acquisition of Brazil.
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
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 6.3% for the three months ended June 30, 2014 and 2013 and 6.1% for six months ended June 30, 2014 and 2013.
The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	June 30, 2014	December 31, 2013
Never deferred	75.1%	74.7%
Deferred:
1-2 times	21.0	21.6
3-4 times	3.9	3.7
Total deferred	24.9	25.3
Total	100.0%	100.0%
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
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in millions):

	Three Months Ended June 30,
	2014			2013
	North America(a)	International	Total	North America(a)	International	Total
Charge-offs	$157	$34	$191	$116	$—	$116
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	15	2	17	36	5	41
Total credit losses	$172	$36	$208	$152	$5	$157
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.

	Six Months Ended June 30,
	2014			2013
	North America(a)	International	Total	North America(a)	International	Total
Charge-offs	$349	$66	$415	$248	$—	$248
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	39	5	44	89	5	94
Total credit losses	$388	$71	$459	$337	$5	$342
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolios) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended June 30,
	2014			2013
	North America	International(a)	Total	North America	International(a)	Total
Repossession credit losses	$170	$36	$206	$151	$5	$156
Less: recoveries	(105)	(16)	(121)	(94)	—	(94)
Mandatory credit losses(b)	2	—	2	1	—	1
Net credit losses	$67	$20	$87	$58	$5	$63
Net annualized credit losses as a percentage of average consumer finance receivables(c)	2.3%	0.6%	1.4%	2.1%	0.3%	1.4%
Recoveries as a percentage of gross repossession credit losses	61.5%			62.2%

	Six Months Ended June 30,
	2014			2013
	North America	International(a)	Total	North America	International(a)	Total
Repossession credit losses	$387	$71	$458	$339	$5	$344
Less: recoveries	(233)	(33)	(266)	(208)	—	(208)
Mandatory credit losses(b)	1	—	1	(2)	—	(2)
Net credit losses	$155	$38	$193	$129	$5	$134
Net annualized credit losses as a percentage of average consumer finance receivables(c)	2.7%	0.6%	1.6%	2.3%	0.3%	1.8%
Recoveries as a percentage of gross repossession credit losses	60.1%			61.2%
_________________

(a)
Repossession credit losses for the International Segment represent the write-down of defaulted receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross repossession credit losses is not meaningful.

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
Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$2,373	$4,741	$7,114	$1,975	$4,725	$6,700
Less: allowance for loan losses	(17)	(23)	(40)	(17)	(34)	(51)
Total commercial finance receivables, net	$2,356	$4,718	$7,074	$1,958	$4,691	$6,649
Number of dealers	367	2,241	2,608	309	2,646	2,955
Average carrying amount per dealer	$6	$2	$3	$6	$2	$2
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.7%	0.5%	0.6%	0.9%	0.7%	0.8%
Commercial finance receivables are assessed for impairment and any required allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At June 30, 2014 and December 31, 2013, there were no outstanding commercial finance receivables classified as TDRs.
There were no charge-offs of commercial finance receivables for the three or six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, 99.8% of our commercial finance receivables were current with respect to payment status.
Leased Vehicles
At June 30, 2014 and 2013, 98.3% and 99.2% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default were $13 million and $5 million for the three months ended June 30, 2014 and 2013 and $24 million and $9 million for the six months ended June 30, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings, net proceeds from senior notes transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, funding credit enhancement requirements in connection with securitizations and secured facilities, repayment of secured and unsecured debt, operating expenses, interest costs, capital expenditures and business acquisitions.
We used cash of $6.8 billion and $3.8 billion for the purchase of consumer finance receivables for the six months ended June 30, 2014 and 2013. We used cash of $1.9 billion and $1.2 billion for the purchase of leased vehicles for the six months ended June 30, 2014 and 2013. We used cash of $0.3 billion and $0.4 billion for the funding of commercial finance receivables, net of collections, for the six months ended June 30, 2014 and 2013. We used cash of $3.5 billion for the acquisition of the international operations and repayment of debt to Ally Financial for the six months ended June 30, 2013.
In the North America Segment, our purchase and funding of receivables and lease vehicles were financed initially utilizing cash and borrowings on our secured and unsecured credit facilities and senior notes. Subsequently, our strategy is to obtain long-term financing for consumer and commercial finance receivables and leased vehicles through securitization transactions.
In the International Segment, our purchase and funding of receivables are typically financed with borrowings on secured and unsecured credit facilities. In certain countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K., we obtain permanent financing through securitization transactions.
Liquidity
Our available liquidity consists of the following (in millions):

	June 30, 2014	December 31, 2013
Cash and cash equivalents(a)	$1,412	$1,074
Borrowing capacity on unpledged eligible assets	1,803	1,650
Borrowing capacity on committed unsecured lines of credit	990	615
Borrowing capacity on GM Related Party Credit Facility	600	600
Available liquidity	$4,805	$3,939
_________________

(a)
Includes $681 million and $659 million in unrestricted cash outside of the U.S. at June 30, 2014 and December 31, 2013. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

The increase in available liquidity reflects an increase in cash and cash equivalents resulting from the issuance of C$400 million in senior notes in May 2014. In addition, borrowing capacity on committed unsecured lines of credit increased as a result of the addition of new facilities as well as lower utilization as of June 30, 2014.
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

As of June 30, 2014, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$14,544	$6,633
Revolving commercial asset-secured facilities(b)	3,043	1,984
Total secured	$17,587	$8,617
Unsecured committed facilities	1,386	396
Unsecured uncommitted facilities(c)	—	2,035
Total unsecured	$1,386	$2,431
GM Related Party Credit Facility	600	—
Total	$19,573	$11,048
Acquisition accounting discount		(27)
		$11,021
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $352 million in unused borrowing capacity on these facilities as of June 30, 2014.

See Note 5 - "Debt" to our condensed consolidated financial statements in this Form 10-Q for further discussion of the terms of our revolving credit facilities.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of June 30, 2014, we were in compliance with all covenants related to our credit facilities.
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
A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Issuance Amounts			Note Balance At June 30, 2014
2007	June 2018			$76			$65
2010	July 2017	-	April 2018	$200	-	$850	399
2011	July 2018	-	December 2019	$551	-	$1,000	1,348
2012	June 2016	-	July 2020	$193	-	$1,300	4,585
2013	July 2015	-	October 2021	$227	-	$1,107	5,394
2014	March 2019	-	March 2022	$562	-	$1,400	4,634
Total active securitizations							16,425
Acquisition accounting discount							(10)
							$16,415
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.

Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 6 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes and Other Unsecured Debt
We also access the public capital markets through the issuance of unsecured debt. In the North America Segment, we periodically issue senior unsecured notes. At June 30, 2014 we had $4.4 billion in senior unsecured notes outstanding.
Subsequent to June 30, 2014, our top-tier holding company issued an additional $1.5 billion in senior notes, of which $700 million are due July 2017 and $800 million are due July 2019. Interest rates on the respective tranches are 2.63% and 3.50%, payable semiannually. We intend to use the net proceeds from this offering for general corporate purposes.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding instruments. At June 30, 2014 we had $790 million of this type of unsecured debt outstanding.

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
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of Ally Financial's equity interest in auto finance and financial services operations in China and operate that business successfully;

•	changes in general economic and business conditions;

•	GM's ability to sell new vehicles that we finance in the markets we serve in North America, Europe and Latin America;

•	interest rate and currency fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	changes in business strategy, including acquisitions and expansion of product lines and credit risk appetite.
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
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at June 30, 2014. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

General Motors Financial Company, Inc.
(Registrant)

Date:	July 24, 2014	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer