Form 10-Q
period 2014-09-30
General Motors Financial Company, Inc.
filed 2014-10-23
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 23, 2014, there were 503 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,517	$1,074
Finance receivables, net	31,722	29,282
Restricted cash	2,060	1,958
Property and equipment, net	165	132
Leased vehicles, net	5,796	3,383
Deferred income taxes	357	359
Goodwill	1,245	1,240
Related party receivables	195	129
Other assets	516	433
Total assets	$43,573	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$22,932	$22,073
Unsecured debt	10,842	6,973
Accounts payable and accrued expenses	990	946
Deferred income	317	168
Deferred income taxes	21	87
Taxes payable	239	287
Related party taxes payable	877	643
Related party payables	603	368
Other liabilities	194	160
Total liabilities	37,015	31,705
Commitments and contingencies (Note 9)
Shareholder's equity:
Common stock, $1.00 par value per share, 1,000 shares authorized and 502 shares issued	—	—
Additional paid-in capital	4,798	4,785
Accumulated other comprehensive (loss) income	(207)	11
Retained earnings	1,967	1,489
Total shareholder's equity	6,558	6,285
Total liabilities and shareholder's equity	$43,573	$37,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Finance charge income	$883	$647	$2,595	$1,709
Leased vehicle income	297	172	735	415
Other income	81	48	219	119
Total revenue	1,261	867	3,549	2,243
Costs and expenses
Salaries and benefits	158	123	448	313
Other operating expenses	139	80	398	189
Total operating expenses	297	203	846	502
Leased vehicle expenses	228	133	563	314
Provision for loan losses	160	117	408	311
Interest expense	368	168	1,037	414
Acquisition and integration expenses	—	7	—	29
Total costs and expenses	1,053	628	2,854	1,570
Income before income taxes	208	239	695	673
Income tax provision	50	78	217	228
Net income	158	161	478	445
Other comprehensive (loss) income
Foreign currency translation adjustment	(272)	95	(218)	30
Other comprehensive (loss) income, net	(272)	95	(218)	30
Comprehensive (loss) income	$(114)	$256	$260	$475
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$1,400	$1,254
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(10,850)	(6,310)
Principal collections and recoveries on consumer finance receivables	8,124	5,099
Net funding of commercial finance receivables	(408)	(619)
Purchases of leased vehicles, net	(3,227)	(1,746)
Proceeds from termination of leased vehicles	395	142
Acquisition of international operations, net of cash acquired	(46)	(2,107)
Purchases of property and equipment	(37)	(10)
Change in restricted cash	(187)	(74)
Change in other assets	(2)	(22)
Net cash used in investing activities	(6,238)	(5,647)
Cash flows from financing activities:
Net decrease in debt (original maturities less than three months)	(913)	—
Borrowings and issuance of secured debt	15,847	11,676
Payments on secured debt	(13,568)	(9,009)
Borrowings and issuance of unsecured debt	5,403	4,198
Payments on unsecured debt	(1,339)	(1,817)
Borrowings on related party line of credit	—	1,100
Payments on related party line of credit	—	(1,100)
Repayment of debt to Ally Financial	—	(1,416)
Capital contribution from parent	—	1,300
Debt issuance costs	(107)	(69)
Net cash provided by financing activities	5,323	4,863
Net increase in cash and cash equivalents	485	470
Effect of foreign exchange rate changes on cash and cash equivalents	(42)	(3)
Cash and cash equivalents at beginning of period	1,074	1,289
Cash and cash equivalents at end of period	$1,517	$1,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Acquisition of Ally Financial International Operations
We acquired Ally Financial Inc.'s ("Ally Financial") auto finance and financial services operations in Germany, the United Kingdom (the "U.K."), Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico on April 1, 2013. We acquired Ally Financial's auto finance and financial services operations in France and Portugal on June 1, 2013, and we acquired Ally Financial's auto finance and financial services operations in Brazil on October 1, 2013. Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), a joint venture, which conducts auto finance operations in China. This agreement is subject to certain regulatory and other approvals. We consider it probable that our acquisition of Ally Financial's interest in GMAC-SAIC will occur in late 2014 or as soon as practicable thereafter. The results of operations of the acquired entities since the applicable acquisition dates are included in our financial statements for the three and nine months ended September 30, 2014 and 2013.
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
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 6, 2014 ("Form 10-K"). Certain prior periods amounts were reclassified to conform to our current year presentation.
The condensed consolidated financial statements at September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Subsequent to the issuance of our 2013 consolidated financial statements, we identified items not properly classified in the condensed consolidated statements of cash flows for the nine months ended September 30, 2013.  The adjustments to previously reported amounts within the various sections of the condensed consolidated statement of cash flows had a net effect of increasing Net cash provided by operating activities by $100 million and decreasing Net cash used in investing activities by $100 million, and were principally related to net funding of commercial finance receivables.
Net Presentation of Cash Flows Related to Commercial Finance Receivables
Our commercial finance receivables are primarily comprised of floorplan financing to dealers.  The floorplan financing loans are repayable by the dealer within two to ten days after the dealer sells the vehicle subject to the financing. In our experience, these loans are typically repaid in less than 90 days of when the credit is extended. Furthermore, we have the unilateral ability to call the loans and receive payment within 30 days of when the credit is extended. Therefore, the presentation of the cash flows related to commercial finance receivables are reflected on the condensed consolidated statements of cash flows as "Net funding of commercial finance receivables."

We have revolving debt agreements to finance our commercial lending activities. The revolving period of these agreements ranges from 12 to 36 months; however, the terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances.  When a dealer repays a floorplan receivable to us, the amount advanced against such receivables must be repaid by us or else the equivalent amount in new receivables must be added to the borrowing base. Despite the revolving term exceeding 90 days, the actual term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within 90 days of when the credit is extended. Therefore, for 2014, the cash flows related to these revolving debt agreements are reflected on the condensed consolidated statements of cash flows as “Net decrease in debt (original maturities less than three months).”
Related Party Transactions
We are the wholly-owned captive finance subsidiary of our parent, General Motors Company ("GM"). We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on consumer loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. At September 30, 2014 and December 31, 2013, we had related party receivables from GM in the amount of $195 million and $129 million under these programs.
At September 30, 2014 and December 31, 2013 we had $116 million and $62 million in loans outstanding to dealers that are consolidated by GM, in connection with our commercial lending program. Our international operations also provide financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At September 30, 2014 and December 31, 2013, $342 million and $588 million were outstanding under such arrangements, and are included in commercial finance receivables. At September 30, 2014 and December 31, 2013, we had $603 million and $368 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
We have a tax sharing agreement with GM for our U.S. operations, and we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities for taxable income recognized by us in any period beginning on or after October 1, 2010. Payments for the tax years 2010 through 2014 are deferred for four years from their original due date, and the total deferral amount is to not exceed $1.0 billion. The tax sharing agreement may be modified at any time by GM in its sole discretion. At September 30, 2014 and December 31, 2013, we had related party taxes payable to GM in the amount of $877 million and $643 million.
In September 2014, we and GM entered into a Support Agreement (the “Support Agreement”). Pursuant to the Support Agreement, if our earning assets leverage at the end of any calendar quarter is higher than thresholds set in the Support Agreement, We may require GM to provide funding sufficient to bring our earning assets leverage to within the appropriate threshold. In determining our earning assets leverage (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt. At September 30, 2014, our earning assets leverage ratio was 7.0, which is below the current applicable ratio of 8.0.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower on $4.0 billion under GM’s corporate revolving credit facilities. GM also agreed to certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion unsecured intercompany revolving credit facility (the “Junior Subordinated Revolving Credit Facility”), which replaced an existing $600 million intercompany credit facility with GM. There were no advances outstanding under the Junior Subordinated Revolving Credit Facility at September 30, 2014.
In October 2014, GM amended its two primary unsecured revolving credit facilities increasing GM's aggregate borrowing capacity from $11.0 billion to $12.5 billion. These facilities consist of a three-year, $5.0 billion facility and a five-year, $7.5 billion facility.
We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our or our subsidiaries' assets secure these facilities.

Recently Adopted Accounting Principles
On January 1, 2014 we adopted Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which was issued to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted
In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” ("ASU 2014-09") that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Note 2.	Finance Receivables
The finance receivables portfolio consists of the following (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
Pre-acquisition consumer finance receivables - outstanding balance	$460	$200	$660	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$401	$197	$598	$826	$348	$1,174
Post-acquisition consumer finance receivables, collectively evaluated for impairment, net of fees(a)	11,091	12,404	23,495	9,795	11,394	21,189
Post-acquisition consumer finance receivables, individually evaluated for impairment, net of fees	1,123	—	1,123	767	—	767
	12,615	12,601	25,216	11,388	11,742	23,130
Less: allowance for loan losses - collective	(396)	(72)	(468)	(365)	(29)	(394)
Less: allowance for loan losses - specific	(140)	—	(140)	(103)	—	(103)
Total consumer finance receivables, net	12,079	12,529	24,608	10,920	11,713	22,633
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	2,513	4,559	7,072	1,975	4,627	6,602
Commercial finance receivables, individually evaluated for impairment, net of fees	—	79	79	—	98	98
	2,513	4,638	7,151	1,975	4,725	6,700
Less: allowance for loan losses - collective	(17)	(15)	(32)	(17)	(27)	(44)
Less: allowance for loan losses - specific	—	(5)	(5)	—	(7)	(7)
Total commercial finance receivables, net	2,496	4,618	7,114	1,958	4,691	6,649
Total finance receivables, net	$14,575	$17,147	$31,722	$12,878	$16,404	$29,282
________________
(a) Amounts reported for International include $1.0 billion of direct-financing leases at September 30, 2014 and December 31, 2013.
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
Pre-acquisition Consumer Finance Receivables
Following is a summary of activity in our pre-acquisition consumer finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$931	$363	$1,294	$2,162	$—	$2,162
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$826	$348	$1,174	$1,958	$—	$1,958
International operations acquisition	—	—	—	—	601	601
Principal collections and other	(418)	(171)	(589)	(885)	(192)	(1,077)
Change in carrying value adjustment	(7)	36	29	(45)	8	(37)
Foreign currency translation	—	(16)	(16)	—	7	7
Balance at end of period	$401	$197	$598	$1,028	$424	$1,452
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. During the nine months ended September 30, 2014 and 2013, as a result of improvements in the credit performance of the pre-acquisition portfolio, expected cash flows increased by $40 million and $73 million. We transferred the amount of excess cash flows from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio. As a result of the decrease in the pre-acquisition portfolio through amortization, the amount of excess cash flows transferred to accretable yield and subsequently amortized through finance charge income has decreased.
A summary of the activity in the accretable yield on the pre-acquisition consumer finance receivables portfolios is as follows (in millions):

	Three Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$133	$44	$177	$298	$96	$394
International operations acquisition	—	—	—	—	—	—
Accretion of accretable yield	(32)	(11)	(43)	(65)	(20)	(85)
Transfer from non-accretable difference	—	7	7	—	19	19
Foreign currency translation	—	(3)	(3)	—	1	1
Balance at end of period	$101	$37	$138	$233	$96	$329

	Nine Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$181	$74	$255	$404	$—	$404
International operations acquisition	—	—	—	—	127	127
Accretion of accretable yield	(113)	(41)	(154)	(225)	(44)	(269)
Transfer from non-accretable difference	33	7	40	54	19	73
Foreign currency translation	—	(3)	(3)	—	(6)	(6)
Balance at end of period	$101	$37	$138	$233	$96	$329

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
Following is a summary of activity in our post-acquisition consumer finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Post-acquisition consumer finance receivables, net of fees - beginning of period	$10,562	$11,394	$21,956	$8,831	$—	$8,831
International operations acquisition	—	—	—	—	6,378	6,378
Loans purchased	4,874	6,255	11,129	3,980	2,350	6,330
Charge-offs	(543)	(102)	(645)	(401)	(18)	(419)
Principal collections and other	(2,677)	(4,487)	(7,164)	(2,097)	(1,579)	(3,676)
Foreign currency translation	(2)	(656)	(658)	—	221	221
Balance at end of period	$12,214	$12,404	$24,618	$10,313	$7,352	$17,665
A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$515	$60	$575	$415	$8	$423
Provision for loan losses	119	43	162	107	9	116
Charge-offs	(194)	(36)	(230)	(153)	(18)	(171)
Recoveries	96	10	106	84	15	99
Foreign currency translation	—	(5)	(5)	—	—	—
Balance at end of period	$536	$72	$608	$453	$14	$467

	Nine Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$468	$29	$497	$345	$—	$345
Provision for loan losses	312	109	421	276	17	293
Charge-offs	(543)	(102)	(645)	(401)	(18)	(419)
Recoveries	299	41	340	233	15	248
Foreign currency translation	—	(5)	(5)	—	—	—
Balance at end of period	$536	$72	$608	$453	$14	$467
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

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
FICO Score less than 540	$3,802	30.0%	$3,511	30.6%
FICO Score 540 to 599	5,934	46.8	5,435	47.3
FICO Score 600 to 659	2,511	19.8	2,277	19.8
FICO Score 660 and greater	427	3.4	270	2.3
Balance at end of period(a)	$12,674	100.0%	$11,493	100.0%
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

	September 30,
	2014				2013
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$865	$114	$979	3.9%	$690	$49	$739	3.8%
Greater than 60 days	305	120	425	1.7	247	44	291	1.5
	1,170	234	1,404	5.6	937	93	1,030	5.3
In repossession	44	5	49	0.2	41	4	45	0.3
	$1,214	$239	$1,453	5.8%	$978	$97	$1,075	5.6%
The accrual of finance charge income has been suspended on $675 million and $642 million of consumer finance receivables (based on contractual amount due) at September 30, 2014 and December 31, 2013.

Impaired Consumer Finance Receivables - TDRs
Consumer finance receivables in the post-acquisition portfolio that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. At September 30, 2014, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	September 30, 2014	December 31, 2013
Outstanding recorded investment	$1,123	$767
Less: allowance for loan losses	(140)	(103)
Outstanding recorded investment, net of allowance	$983	$664
Unpaid principal balance	$1,142	$779
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average recorded investment	$1,057	$552	$937	$417
Finance charge income recognized	$124	$20	$183	$45
The following table provides information on consumer loans at the time they became classified as TDRs (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Accounts	Amount	Number of Accounts	Amount	Number of Accounts	Amount	Number of Accounts	Amount
Recorded investment	13,543	$232	11,364	$204	35,748	$598	27,302	$478
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" in our Form 10-K for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR were $12 million and $9 million for the three months ended September 30, 2014 and 2013, and $22 million and $15 million for the nine months ended September 30, 2014 and 2013.

Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees - beginning of period	$1,975	$4,725	$6,700	$560	$—	$560
International operations acquisition	—	—	—	—	3,990	3,990
Net funding (collections) of commercial finance receivables	551	144	695	797	(229)	568
Charge-offs	—	—	—	—	—	—
Foreign currency translation	(13)	(231)	(244)	—	128	128
Balance at end of period	$2,513	$4,638	$7,151	$1,357	$3,889	$5,246
A summary of the activity in the allowance for commercial loan losses is as follows (in millions):

	Three Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$17	$23	$40	$12	$12	$24
Provision for loan losses	—	(2)	(2)	1	—	1
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	4	4
Foreign currency translation	—	(1)	(1)	—	—	—
Balance at end of period	$17	$20	$37	$13	$16	$29

	Nine Months Ended September 30,
	2014			2013
	North America	International	Total	North America	International	Total
Balance at beginning of period	$17	$34	$51	$6	$—	$6
Provision for loan losses	—	(13)	(13)	7	11	18
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	5	5
Foreign currency translation	—	(1)	(1)	—	—	—
Balance at end of period	$17	$20	$37	$13	$16	$29

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
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			September 30, 2014	December 31, 2013
Group I	-	Dealers with superior financial metrics	$711	$598
Group II	-	Dealers with strong financial metrics	1,732	1,588
Group III -	-	Dealers with fair financial metrics	2,606	2,174
Group IV -	-	Dealers with weak financial metrics	1,315	1,622
Group V	-	Dealers warranting special mention due to potential weaknesses	604	488
Group VI -	-	Dealers with loans classified as substandard, doubtful or impaired	183	230
Balance at end of period			$7,151	$6,700
The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.
At September 30, 2014 and December 31, 2013 substantially all of our commercial finance receivables were current with respect to payment status.
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
Commercial finance receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At September 30, 2014 and December 31, 2013, there were no outstanding commercial finance receivables classified as TDRs.
Note 3.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Securitization notes payable	$1,046	$357	$1,403	$890	$208	$1,098
Revolving credit facilities	26	267	293	62	415	477
Other	34	330	364	26	357	383
Total restricted cash	$1,106	$954	$2,060	$978	$980	$1,958
Restricted cash for securitization notes payable and revolving credit facilities is comprised of funds deposited as collateral required in restricted cash accounts to support securitization transactions or funds deposited in restricted cash accounts to provide additional collateral for borrowings under revolving credit facilities. Additionally, these funds include monthly collections from borrowers that have not yet been used for repayment of debt.
Other restricted cash is primarily comprised of deposits in Brazil held in escrow pending resolution of tax and civil litigation.

Note 4.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. At September 30, 2014 and December 31, 2013, the amount of leased vehicles accounted for as operating leases in the International Segment is insignificant; therefore, the following information regarding our leased vehicles is presented on a consolidated basis.
Following is a summary of our leased vehicles (in millions):

	September 30, 2014	December 31, 2013
Leased vehicles	$7,972	$4,684
Manufacturer incentives	(1,171)	(659)
	6,801	4,025
Less: accumulated depreciation	(1,005)	(642)
Leased vehicles, net	$5,796	$3,383
A summary of the changes in our leased vehicles is as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$4,025	$1,976
International operations acquisition	—	9
Leased vehicles purchased	4,077	2,180
Leased vehicles returned - end of term	(662)	(192)
Leased vehicles returned - default	(39)	(16)
Manufacturer incentives	(524)	(288)
Foreign currency translation	(76)	(22)
Balance at end of period	$6,801	$3,647
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2014	2015	2016	2017	2018	2019
Minimum rental payments under operating leases	$272	$1,012	$780	$366	$51	$3
At September 30, 2014 and December 31, 2013, our Canadian subsidiary was servicing $146 million and $303 million of leased vehicles for a third party.

Note 5.	Debt
Debt consists of the following (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Secured
Revolving credit facilities	$697	$5,736	$6,433	$1,678	$7,322	$9,000
Securitization notes payable	12,177	4,322	16,499	10,801	2,272	13,073
Total secured	$12,874	$10,058	$22,932	$12,479	$9,594	$22,073

Unsecured
Senior notes	$7,858	$—	$7,858	$4,000	$—	$4,000
Credit facilities	—	2,217	2,217	—	2,370	2,370
Other unsecured debt	—	767	767	—	603	603
Total unsecured	$7,858	$2,984	$10,842	$4,000	$2,973	$6,973

Secured Debt
Most of the secured debt was issued by variable interest entities, as further discussed in Note 6 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and lease related assets.
During the nine months ended September 30, 2014, we entered into $445 million in new revolving credit facilities and issued $7.1 billion in securitization notes payable.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, certain of our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. At September 30, 2014, we were in compliance with all covenants related to our credit facilities.
Unsecured Debt
In July 2014, our top-tier holding company issued $1.5 billion in senior notes, of which $700 million are due in July 2017 and $800 million are due in July 2019. Interest on the respective tranches is 2.625% and 3.50%, and is payable semiannually. In September 2014, our top-tier holding company issued $2.0 billion in senior notes, of which $750 million are due in September 2017 and $1.25 billion are due in September 2021. Interest on the respective tranches is 3.00% and 4.375%, and is payable semiannually. The other terms of all these senior notes are substantially the same as those of the senior notes our top-tier holding company has previously issued. We intend to use the net proceeds from these offerings for general corporate purposes.
All of the senior notes issued by our top-tier holding company may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices set forth in the indentures that govern the senior notes, plus accrued and unpaid interest, to the redemption date. In addition, if a change of control occurs, as that term is defined in the indentures that govern the senior notes, prior to us being rated "investment grade" by at least two of three listed rating agencies, the holders of these senior notes will have the right, subject to certain conditions, to require us to repurchase their senior notes at a purchase price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest, as of the date of repurchase. All of our senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of our senior notes. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
The indentures that govern the senior notes issued by our top-tier holding company provide for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the indentures, if any subsidiary guarantee shall cease to be in full force and effect or any guarantor shall deny or disaffirm its obligations under its subsidiary guarantee, and certain events of bankruptcy or insolvency. If any event of default occurs and is continuing with respect to a series of senior notes, the trustee or the holders of at least 25% in principal amount of the then outstanding senior notes of such series may declare all of the senior notes of such series to be due and payable immediately. At September 30, 2014, we were in compliance with all covenants related to our senior notes.
In May 2014 our Canadian subsidiary issued C$400 million of 3.25% senior notes through a private placement in Canada. The notes are due in May 2017 with interest payable semiannually. These notes are guaranteed by our top-tier holding company and by AFSI. We intend to use the net proceeds from this offering for general corporate purposes.
The International Segment issues unsecured debt through credit facilities with banks and other non-bank funding instruments. During the nine months ended September 30, 2014, we entered into $181 million of new unsecured committed credit facilities.
In October 2014, a European subsidiary issued €500 million of 1.875% notes under its euro medium term notes program, which are listed on the Irish Stock Exchange. These notes are due in October 2019 with interest payable annually. These notes are guaranteed by our top-tier holding company and by AFSI. We intend to use the net proceeds for general corporate purposes.

Note 6.    Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	September 30, 2014	December 31, 2013
Restricted cash	$1,696	$1,523
VIE assets	$25,512	$23,584
VIE liabilities	$20,321	$19,448
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
Other VIEs
We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The majority voting interests in these entities are indirectly wholly-owned by our parent, GM. Prior to December 2013, the voting interests in these entities were indirectly wholly-owned by us. At September 30, 2014 and December 31, 2013, total assets of these entities were $4.7 billion and $3.9 billion, which were comprised primarily of cash and cash equivalents and finance receivables; and total liabilities were $3.9 billion and $3.0 billion, which were comprised primarily of debt, accounts payable (primarily trade) and accrued liabilities. In the nine months ended September 30, 2014 total revenue recorded by these entities was $148 million and net income was $29 million. In the three months ended September 30, 2014 total revenue recorded by these entities was $30 million and net income was $8 million. These amounts are stated prior to intercompany eliminations and include amounts related to securitization and credit facilities held by consolidated VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.
Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to third-party banks, which are not considered VIEs.  These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  At September 30, 2014 and December 31, 2013, $2.7 billion and $2.8 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $2.6 billion and $2.7 billion in secured debt was outstanding.

Note 7.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

	September 30, 2014		December 31, 2013
	Notional	Fair Value(a)	Notional	Fair Value(a)
Assets
Interest rate swaps	$3,370	$15	$2,422	$11
Interest rate caps	2,583	11	1,398	7
Foreign currency swaps(b)	1,678	—	1,678	3
Total assets(c)	$7,631	$26	$5,498	$21
Liabilities
Interest rate swaps	$4,618	$38	$4,266	$17
Interest rate caps	2,252	11	1,206	7
Foreign currency swaps(b)	2,227	20	2,133	29
Total liabilities(d)	$9,097	$69	$7,605	$53
 _________________

(a)	See Note 8 - " Fair Values of Assets and Liabilities " for further discussion of fair value disclosure related to the derivatives.

(b)
The foreign currency swaps relate to (i) intercompany loans denominated in foreign currencies (notional balances on the intercompany loans of €670 million, £500 million and 148kr million have been translated to USD) and (ii) a $550 million cross-currency swap for a securitization in the International Segment.

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
We provided loans denominated in foreign currencies (euro, British pound and Swedish krona) to certain of our international entities for the equivalent of $1.7 billion. We purchase foreign currency swaps to hedge against any valuation change in the loans due to changes in foreign exchange rates. In addition, our operations in the U.K. issued debt denominated in U.S. dollars in an amount equivalent to £350 million and put a cross-currency swap in place to hedge against any valuation change in the debt due to changes in exchange rates.
The following table presents information on the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Non-designated hedges:
Interest rate contracts(a)	$(9)	$5	$(18)	$2
Foreign currency derivatives(b)	141	(99)	99	(111)
	$132	$(94)	$81	$(109)
 _________________

(a)	(Losses) gains recognized in earnings are included in interest expense.

(b)
Gains for the three and nine months ended September 30, 2014 are substantially offset by translation losses (included in operating expenses) related to the foreign currency-denominated loans described above.

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

Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) (in millions):

		Fair Value
	Level	September 30, 2014	December 31, 2013
Assets
Money market funds(i)(a)	1	$2,318	$1,452
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	3	15	11
Interest rate caps(i)	2	11	7
Foreign currency swaps(i)	2	—	3
Total assets		$2,344	$1,473
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)	3	$38	$17
Interest rate caps(i)	2	11	7
Foreign currency swaps(i)	2	20	29
Total liabilities		$69	$53
_________________

(a)	Excludes cash in banks of $1.3 billion and $1.6 billion at September 30, 2014 and December 31, 2013.

The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended September 30,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$17	$(34)	$7	$(20)
Total realized and unrealized gains included in earnings	(1)	(11)	2	1
Purchases	—	—	—	—
Settlements	(1)	5	(3)	7
Foreign currency translation	—	2	2	(4)
Balance at end of period	$15	$(38)	$8	$(16)

	Nine Months Ended September 30,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$11	$(17)	$—	$—
Total realized and unrealized gains included in earnings	5	(37)	4	(4)
Purchases	—	—	7	(19)
Settlements	(1)	14	(5)	10
Foreign currency translation	—	2	2	(3)
Balance at end of period	$15	$(38)	$8	$(16)

Note 9.	Commitments and Contingencies
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company are guaranteed by AFSI. At September 30, 2014 and December 31, 2013, the par value of these senior notes was $7.5 billion and $4.0 billion. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At September 30, 2014, we estimated our reasonably possible legal exposure for unfavorable outcomes to be $125 million, and have accrued $58 million.
Other Administrative Tax Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $75 million.
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

Our effective income tax rate was 24.0% and 31.2% for the three and nine months ended September 30, 2014 and 32.8% and 33.9% for the three and nine months ended September 30, 2013. The decrease in the effective income tax rate is primarily due to settlements within various jurisdictions.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

			September 30, 2014		December 31, 2013
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,517	$1,517	$1,074	$1,074
Finance receivables, net	(b)	3	$31,722	$32,064	$29,282	$29,301
Restricted cash	(a)	1	$2,060	$2,060	$1,958	$1,958
Interest rate swap agreements	(c)	3	$15	$15	$11	$11
Interest rate cap agreements purchased	(d)	2	$11	$11	$7	$7
Foreign currency swap agreements	(d)	2	$—	$—	$3	$3
Financial liabilities:
Secured debt
North America	(e)	2	$12,874	$12,935	$12,479	$12,565
International	(f)	2	$5,394	$5,409	$5,113	$5,113
International	(g)	3	$4,664	$4,641	$4,481	$4,492
Unsecured debt
North America	(h)	2	$7,858	$8,013	$4,000	$4,106
International	(i)	2	$2,862	$2,862	$1,282	$1,282
International	(g)	3	$122	$127	$1,691	$1,690
Interest rate swap agreements	(c)	3	$38	$38	$17	$17
Interest rate cap agreements sold	(d)	2	$11	$11	$7	$7
Foreign currency swap agreements	(d)	2	$20	$20	$29	$29
_________________

(a)	Cash and cash equivalents and restricted cash bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

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

For segment reporting purposes only, interest expense related to the senior notes has been allocated based on targeted leverage for each segment. Interest expense in excess of the targeted overall leverage is reflected in the "Corporate" column below. In addition, the interest income on $1.7 billion in intercompany loans provided to the international operations is presented in the "Corporate" column as revenue.
All inter-segment balances and transactions have been eliminated. Key financial data for our operating segments were as follows (in millions):

	Three Months Ended September 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$759	$502	$14	$(14)	$1,261
Operating expenses, including leased vehicle expenses	366	159	—	—	525
Provision for loan losses	119	41	—	—	160
Interest expense	124	244	14	(14)	368
Income before income taxes	$150	$58	$—	$—	$208

	Three Months Ended September 30, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$622	$245	$13	$(13)	$867
Operating expenses, including leased vehicle expenses	246	90	—	—	336
Provision for loan losses	108	9	—	—	117
Interest expense	93	76	12	(13)	168
Acquisition and integration expenses	—	7	—	—	7
Income before income taxes	$175	$63	$1	$—	$239

	Nine Months Ended September 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,086	$1,463	$45	$(45)	$3,549
Operating expenses, including leased vehicle expenses	950	459	—	—	1,409
Provision for loan losses	312	96	—	—	408
Interest expense	320	706	56	(45)	1,037
Income before income taxes	$504	$202	$(11)	$—	$695

	Nine Months Ended September 30, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,750	$493	$28	$(28)	$2,243
Operating expenses, including leased vehicle expenses	637	179	—	—	816
Provision for loan losses	283	28	—	—	311
Interest expense	266	157	19	(28)	414
Acquisition and integration expenses	—	29	—	—	29
Income before income taxes	$564	$100	$9	$—	$673

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Finance receivables, net	$14,575	$17,147	$31,722	$12,878	$16,404	$29,282
Total assets	$24,032	$19,541	$43,573	$19,094	$18,896	$37,990

Note 13.	Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Defined benefit plans, net:
Balance at beginning of period	$3	$—	$3	$—
Unrealized gain on subsidiary pension	—	—	—	—
Balance at end of period	3	—	3	—
Foreign currency translation adjustment:
Balance at beginning of period	62	(68)	8	(3)
Translation (loss) gain	(272)	95	(218)	30
Balance at end of period	(210)	27	(210)	27
Total accumulated other comprehensive (loss) income	$(207)	$27	$(207)	$27

Note 14.	Regulatory Capital
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at September 30, 2014. Total assets of our regulated international banks and finance companies were approximately $11.4 billion and $12.1 billion at September 30, 2014 and December 31, 2013.

Note 15.	Guarantor Consolidating Financial Statements
The payment of principal and interest on senior notes issued by our top-tier holding company is currently guaranteed solely by AFSI (the "Guarantor") and none of our other subsidiaries (the "Non-Guarantor Subsidiaries").
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis at September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$809	$708	$—	$1,517
Finance receivables, net	—	1,901	29,821	—	31,722
Restricted cash	—	19	2,041	—	2,060
Property and equipment, net	—	8	157	—	165
Leased vehicles, net	—	—	5,796	—	5,796
Deferred income taxes	22	—	518	(183)	357
Goodwill	1,095	—	150	—	1,245
Related party receivables	—	18	177	—	195
Other assets	97	45	374	—	516
Due from affiliates	6,510	—	—	(6,510)	—
Investment in affiliates	7,373	3,397	—	(10,770)	—
Total assets	$15,097	$6,197	$39,742	$(17,463)	$43,573
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$22,932	$—	$22,932
Unsecured debt	7,500	—	3,342	—	10,842
Accounts payable and accrued expenses	86	141	763	—	990
Deferred income	—	—	317	—	317
Deferred income taxes	—	200	4	(183)	21
Taxes payable	76	—	163	—	239
Related party taxes payable	877	—	1	(1)	877
Related party payables	—	—	603	—	603
Other liabilities	—	22	172	—	194
Due to affiliates	—	1,760	4,749	(6,509)	—
Total liabilities	8,539	2,123	33,046	(6,693)	37,015
Shareholder's equity:
Common stock	—	—	698	(698)	—
Additional paid-in capital	4,798	79	3,111	(3,190)	4,798
Accumulated other comprehensive (loss) income	(207)	(38)	(192)	230	(207)
Retained earnings	1,967	4,033	3,079	(7,112)	1,967
Total shareholder's equity	6,558	4,074	6,696	(10,770)	6,558
Total liabilities and shareholder's equity	$15,097	$6,197	$39,742	$(17,463)	$43,573

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$395	$679	$—	$1,074
Finance receivables, net	—	612	28,670	—	29,282
Restricted cash	—	20	1,938	—	1,958
Property and equipment, net	—	5	127	—	132
Leased vehicles, net	—	—	3,383	—	3,383
Deferred income taxes	1	—	358	—	359
Goodwill	1,095	—	145	—	1,240
Related party receivables	29	—	100	—	129
Other assets	74	5	358	(4)	433
Due from affiliates	3,754	863	—	(4,617)	—
Investment in affiliates	6,994	3,565	—	(10,559)	—
Total assets	$11,947	$5,465	$35,758	$(15,180)	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$22,073	$—	$22,073
Unsecured debt	4,000	—	2,973	—	6,973
Accounts payable and accrued expenses	101	133	716	(4)	946
Deferred income	—	—	168	—	168
Deferred income taxes	(28)	161	(46)	—	87
Taxes payable	83	—	204	—	287
Related party taxes payable	643	—	1	(1)	643
Related party payables	—	—	368	—	368
Other liabilities	—	14	146	—	160
Due to affiliates	863	1,474	2,280	(4,617)	—
Total liabilities	5,662	1,782	28,883	(4,622)	31,705
Shareholder's equity:
Common stock	—	—	532	(532)	—
Additional paid-in capital	4,785	79	3,833	(3,912)	4,785
Accumulated other comprehensive income (loss)	11	(8)	24	(16)	11
Retained earnings	1,489	3,612	2,486	(6,098)	1,489
Total shareholder's equity	6,285	3,683	6,875	(10,558)	6,285
Total liabilities and shareholder's equity	$11,947	$5,465	$35,758	$(15,180)	$37,990

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$48	$835	$—	$883
Leased vehicle income	—	—	297	—	297
Other income	18	115	46	(98)	81
Equity in income of affiliates	242	139	—	(381)	—
	260	302	1,178	(479)	1,261
Costs and expenses
Salaries and benefits	—	64	94	—	158
Other operating expenses	117	(75)	160	(63)	139
Total operating expenses	117	(11)	254	(63)	297
Leased vehicle expenses	—	—	228	—	228
Provision for loan losses	—	97	63	—	160
Interest expense	56	8	339	(35)	368
	173	94	884	(98)	1,053
Income before income taxes	87	208	294	(381)	208
Income tax (benefit) provision	(71)	27	94	—	50
Net income	$158	$181	$200	$(381)	$158

Comprehensive (loss) income	$(114)	$148	$(71)	$(77)	$(114)

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2013
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$37	$610	$—	$647
Leased vehicle income	—	—	172	—	172
Other income	42	85	100	(179)	48
Equity in income of affiliates	113	123	—	(236)	—
	155	245	882	(415)	867
Costs and expenses
Salaries and benefits	—	56	67	—	123
Other operating expenses	(74)	42	112	—	80
Total operating expenses	(74)	98	179	—	203
Leased vehicle expenses	—	—	133	—	133
Provision for loan losses	—	53	64	—	117
Interest expense	57	54	236	(179)	168
Acquisition and integration expenses	—	—	7	—	7
	(17)	205	619	(179)	628
Income before income taxes	172	40	263	(236)	239
Income tax provision (benefit)	11	(25)	92	—	78
Net income	$161	$65	$171	$(236)	$161

Comprehensive income	$256	$79	$266	$(345)	$256

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$117	$2,478	$—	$2,595
Leased vehicle income	—	—	735	—	735
Other income	58	346	126	(311)	219
Equity in income of affiliates	601	408	—	(1,009)	—
	659	871	3,339	(1,320)	3,549
Costs and expenses
Salaries and benefits	—	180	268	—	448
Other operating expenses	112	(1)	474	(187)	398
Total operating expenses	112	179	742	(187)	846
Leased vehicle expenses	—	—	563	—	563
Provision for loan losses	—	232	176	—	408
Interest expense	155	27	979	(124)	1,037
	267	438	2,460	(311)	2,854
Income before income taxes	392	433	879	(1,009)	695
Income tax (benefit) provision	(86)	11	292	—	217
Net income	$478	$422	$587	$(1,009)	$478

Comprehensive income	$260	$392	$371	$(763)	$260

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2013
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$106	$1,603	$—	$1,709
Leased vehicle income	—	—	415	—	415
Other income	91	209	228	(409)	119
Equity in income of affiliates	413	427	—	(840)	—
	504	742	2,246	(1,249)	2,243
Costs and expenses
Salaries and benefits	—	158	155	—	313
Other operating expenses	(76)	(7)	272	—	189
Total operating expenses	(76)	151	427	—	502
Leased vehicle expenses	—	—	314	—	314
Provision for loan losses	—	180	131	—	311
Interest expense	128	143	552	(409)	414
Acquisition and integration expenses	—	—	29	—	29
	52	474	1,453	(409)	1,570
Income before income taxes	452	268	793	(840)	673
Income tax provision (benefit)	7	(52)	273	—	228
Net income	$445	$320	$520	$(840)	$445

Comprehensive income	$475	$341	$553	$(894)	$475

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$255	$233	$912	$—	$1,400
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(4,872)	(9,297)	3,319	(10,850)
Principal collections and recoveries on consumer finance receivables	—	(109)	8,233	—	8,124
Proceeds from sale of consumer finance receivables, net	—	3,319	—	(3,319)	—
Net collections (funding) of commercial finance receivables	—	160	(568)	—	(408)
Purchases of leased vehicles, net	—	—	(3,227)	—	(3,227)
Proceeds from termination of leased vehicles	—	—	395	—	395
Acquisition of international operations, net of cash acquired	(46)	—	—	—	(46)
Purchases of property and equipment	—	(4)	(33)	—	(37)
Change in restricted cash	—	1	(188)	—	(187)
Change in other assets	—	—	(2)	—	(2)
Net change in investment in affiliates	—	546	—	(546)	—
Net cash used in investing activities	(46)	(959)	(4,687)	(546)	(6,238)
Cash flows from financing activities:
Net decrease in debt (original maturities less than three months)	—	—	(913)	—	(913)
Borrowings and issuance of secured debt	—	—	15,847	—	15,847
Payments on secured debt	—	—	(13,568)	—	(13,568)
Borrowings and issuance of unsecured debt	3,500	—	1,903	—	5,403
Payments on unsecured debt	—	—	(1,339)	—	(1,339)
Net capital contributions	26	—	(572)	546	—
Debt issuance costs	(39)	—	(68)		(107)
Net change in due from/due to affiliates	(3,696)	1,140	2,556	—	—
Net cash (used in) provided by financing activities	(209)	1,140	3,846	546	5,323
Net increase in cash and cash equivalents	—	414	71	—	485
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(42)		(42)
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$809	$708	$—	$1,517

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$106	$286	$862	$—	$1,254
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(3,971)	(6,546)	4,207	(6,310)
Principal collections and recoveries on consumer finance receivables	—	—	5,099	—	5,099
Proceeds from sale of consumer finance receivables, net	—	4,207	—	(4,207)	—
Net funding of commercial finance receivables	—	(2,326)	(886)	2,593	(619)
Proceeds from sale of commercial finance receivables, net	—	2,593	—	(2,593)	—
Purchases of leased vehicles, net	—	—	(1,746)	—	(1,746)
Proceeds from termination of leased vehicles	—	—	142	—	142
Acquisition of international operations, net of cash acquired	(2,547)	(863)	440	863	(2,107)
Purchases of property and equipment	—	(1)	(9)	—	(10)
Change in restricted cash	—	—	(74)	—	(74)
Change in other assets	—	(44)	22	—	(22)
Net change in investment in affiliates	(29)	(350)	—	379	—
Net cash used in investing activities	(2,576)	(755)	(3,558)	1,242	(5,647)
Cash flows from financing activities:
Borrowings and issuance of secured debt	—	—	11,676	—	11,676
Payments on secured debt	—	—	(9,009)	—	(9,009)
Borrowings and issuance of unsecured debt	2,500	—	1,698	—	4,198
Payments on unsecured debt	—	—	(1,817)	—	(1,817)
Borrowings on related party line of credit	1,100	—	—	—	1,100
Payments on related party line of credit	(1,100)	—	—	—	(1,100)
Repayment of debt to Ally Financial	—	—	(1,416)	—	(1,416)
Net capital contributions	1,300	—	382	(382)	1,300
Debt issuance costs	(29)	—	(40)	—	(69)
Net change in due from/due to affiliates	(1,301)	467	1,697	(863)	—
Net cash provided by financing activities	2,470	467	3,171	(1,245)	4,863
Net increase (decrease) in cash and cash equivalents	—	(2)	475	(3)	470
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(6)	3	(3)
Cash and cash equivalents at beginning of period	—	1,252	37	—	1,289
Cash and cash equivalents at end of period	$—	$1,250	$506	$—	$1,756

Item 2.	MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of our parent, GM. We conduct our business generally in two segments, in North America and internationally in Europe and Latin America. The North America Segment includes operations in the U.S. and Canada. The International Segment includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. Additionally, we have agreed to acquire Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), a joint venture, which conducts auto finance operations in China. This agreement is subject to certain regulatory and other approvals. We consider it probable that our acquisition of Ally Financial's interest in GMAC-SAIC will occur in late 2014 or as soon as practicable thereafter.
North America Operations
Consumer
Our automobile finance programs in the North America Segment include sub-prime lending and full credit spectrum leasing and, more recently, prime lending, offered through GM-franchised dealers under the "GM Financial" brand. We also offer sub-prime lending, through other manufacturer-franchised and independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. We generally charge higher rates than those charged by banks and credit unions and we also expect to sustain a higher level of defaults than these other automobile financing sources.
We are currently seeking to expand our prime lending programs through GM-franchised dealers in North America and anticipate that prime lending will become an increasing percentage of our originations and consumer portfolio balance over time.
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
Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining the security interests in the financed vehicles, monitoring physical damage insurance coverage of the financed vehicles, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. Our servicing activities also include managing an end-of-term process for consumers purchasing or returning leased vehicles.
Commercial
Our commercial lending offerings target GM-franchised dealers and affiliated non-GM franchised dealers and consist of loans to finance the purchase of vehicle inventory, also known as wholesale or floorplan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital and to purchase and/or finance dealership real estate.
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
International Operations
Consumer
We primarily employ an indirect-to-consumer model similar to the one we use in the North America Segment. Our consumer lending programs focus on financing prime quality consumers purchasing new GM vehicles. In many of the countries in which we operate, we also offer financial leases and a lease/retail hybrid product that includes a balloon payment at expiration, at which time the consumer may elect to make the payment, refinance or return the vehicle. Additionally, we recently began to offer an operating lease product in select markets. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage. We finance primarily new automobiles, although we also finance used automobiles. In most of the countries in which we operate, similar to our underwriting process in the North America Segment, we utilize a proprietary credit scoring system to differentiate consumer credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan and lease pricing and structure.
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
Commercial
Commercial products offered primarily to GM-franchised dealers include new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans. Other commercial products include fleet financing and storage center financing. In addition, we provide training to dealer employees to help them maximize the value of these finance and insurance products. We utilize a proprietary underwriting system for commercial lending that has been refined through decades of experience in managing economic cycles. This process involves assigning a risk rating to each dealer based on our due diligence of various factors, including, but not limited to, collateral analysis, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The underwriting processes are performed in commercial lending centers located in Mexico, Brazil and Germany, the management of which operates independently of in-country sales and servicing operations. Our commercial loan servicing activities include dealership customer service, account maintenance and monitoring, exception processing, credit line monitoring and adjustment and insurance monitoring.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured bank lines, through public and private securitization transactions where such markets are developed, through the issuance of senior notes and through public markets including the issuance of commercial paper and other financing programs.
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
In addition to our bank lines and securitization programs, GM provides us with financial resources through a tax sharing agreement, which effectively defers up to $1.0 billion in income taxes that we would otherwise be required to pay to GM over time, and through a $1.0 billion unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility"), which replaced an existing $600 million intercompany credit facility with GM.
In October 2014, GM amended its two primary unsecured revolving credit facilities, increasing GM's aggregate borrowing capacity from $11.0 billion to $12.5 billion. These facilities consist of a three-year, $5.0 billion facility and a five-year, $7.5 billion facility.

We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our or our subsidiaries' assets secure these facilities.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 as compared to
Three Months Ended September 30, 2013
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Three Months Ended September 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Average consumer finance receivables	$12,383	$12,943	$25,326	$11,438	$7,448	$18,886	$6,440	34.1%
Average commercial finance receivables	2,404	4,519	6,923	1,244	3,781	5,025	1,898	37.8%
Average finance receivables	14,787	17,462	32,249	12,682	11,229	23,911	8,338	34.9%
Average leased vehicles, net	5,299	5	5,304	2,883	4	2,887	2,417	83.7%
Average earning assets	$20,086	$17,467	$37,553	$15,565	$11,233	$26,798	$10,755	40.1%
In the North America Segment, average consumer finance receivables increased $945 million from September 30, 2013 to September 30, 2014, primarily because loan originations exceeded portfolio liquidations through payments and defaults. We purchased $2.0 billion and $1.3 billion of consumer finance receivables for the three months ended September 30, 2014 and 2013. The average new consumer loan size increased to $23,730 for the three months ended September 30, 2014 from $21,551 for the three months ended September 30, 2013. The average annual percentage rate for consumer finance receivables purchased during the three months ended September 30, 2014 decreased to 11.0% from 13.5% for the three months ended September 30, 2013. The increase in average loan size and decrease in average annual percentage rate are both primarily due to higher volumes of new car originations, which typically are for higher amounts, and have lower contractual rates due to the rate subvention support provided by GM, as well as the introduction of prime lending programs.
In the North America Segment, average commercial finance receivables increased $1.2 billion from September 30, 2013 to September 30, 2014, primarily due to the continued ramp-up in business since the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in the business since that time.
Average leased vehicles, net, increased $2.4 billion from September 30, 2013 to September 30, 2014. We purchased $1.7 billion and $727 million of leased vehicles for the three months ended September 30, 2014 and 2013. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases as well as an increase in our share of GM's lease business.
The increase in average finance receivables in the International Segment is primarily due to the addition of the consumer and commercial receivables portfolios in Brazil, which were acquired October 1, 2013, as well as growth in U.K. consumer finance receivables.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended September 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Finance charge income:
Consumer finance receivables	$429	$354	$783	$426	$147	$573	$210	36.6%
Commercial finance receivables	$19	$81	$100	$10	$64	$74	$26	35.1%
Leased vehicle income	$295	$2	$297	$170	$2	$172	$125	72.7%
Other income	$16	$65	$81	$16	$32	$48	$33	68.8%
In the North America Segment, finance charge income on consumer finance receivables was flat for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Increased finance charge income resulting from the increase in average consumer finance receivables was offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 13.7% for the three months ended September 30, 2014, from 14.8% for the three months ended September 30, 2013, primarily due to a decrease in the average annual percentage rate on new originations as well as a reduced yield impact from the accretion on the pre-acquisition portfolio. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM, as well as the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio.
The increase in commercial finance charge income reflects the increase in the average commercial finance receivables portfolio.
Leased vehicle income increased to $295 million for the three months ended September 30, 2014 from $170 million for the three months ended September 30, 2013, due to the increased size of the leased asset portfolio.
The increase in revenue for the International Segment is primarily due to the acquisition of the operations in Brazil in October 2013, as well as growth in consumer finance receivables in the U.K.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended September 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Operating expenses	$139	$158	$297	$114	$89	$203	$94	46.3%
Leased vehicle expenses	$227	$1	$228	$132	$1	$133	$95	71.4%
Provision for loan losses	$119	$41	$160	$108	$9	$117	$43	36.8%
Interest expense(a)	$142	$226	$368	$114	$54	$168	$200	119.0%
Acquisition and integration expenses	$—	$—	$—	$—	$7	$7	$(7)	(100.0)%
_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 12 - "Segment Reporting" in our consolidated financial statements in this Form 10-Q.

Operating Expenses
In the North America Segment, the increase in operating expenses reflects the growth in earning assets and investments to support our prime lending program and enhance our lease origination and servicing capabilities. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 76.0% and 74.3% of total operating expenses for the three months ended September 30, 2014 and 2013.
The increase in operating expenses for the International Segment is primarily due to the acquisition of the operations in Brazil, which were acquired October 1, 2013.
Operating expenses as an annualized percentage of average earning assets were 3.1% and 3.0% for the three months ended September 30, 2014 and 2013.
Leased Vehicle Expenses
Leased vehicle expenses increased primarily due to the increased size of the leased asset portfolio in the North America Segment. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan Losses
Provision for losses on consumer finance receivables are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for the three months ended September 30, 2014 and 2013 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. In the North America Segment, the provision for consumer loan losses increased to $119 million for the three months ended September 30, 2014 from $107 million for the three months ended September 30, 2013, primarily due to growth in the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 4.0% and 4.1% for the three months ended September 30, 2014 and 2013. In the International Segment, the provision for consumer loan losses increased to $43 million for the three months ended September 30, 2014 from $9 million for the three months ended September 30, 2013, primarily due to the acquisition of the operations in Brazil, which were acquired October 1, 2013.
The provision for loan losses on commercial finance receivables in the North America Segment was insignificant for the three months ended September 30, 2014 and 2013. In the International Segment, the provision was more than offset by the release of $3 million in specific reserves against commercial loans to Chevrolet dealers in Europe.  The specific reserve was established following GM’s decision to discontinue the Chevrolet brand in Europe; however, the related portfolio has been substantially repaid, with insignificant losses.
Interest Expense
In the North America Segment, interest expense increased primarily as a result of an increase in average debt outstanding to $19.8 billion for the three months ended September 30, 2014, from $15.5 billion for the three months ended September 30, 2013. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. The effective rate of interest on our debt was 2.8% and 2.9% for the three months ended September 30, 2014 and 2013.
The increase in interest expense for the International Segment is primarily due to the acquisition of the operations in Brazil in October 2013, as well as increased funding related to the growth in consumer receivables in the U.K.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(272) million and $95 million for three months ended September 30, 2014 and 2013. Most of the international operations use functional currencies other than the U.S. dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. dollar changes in relation to international currencies. The change in other comprehensive (loss) income is primarily due to decreases in the values of the Brazilian real and the euro in relation to the U.S dollar.

Nine Months Ended September 30, 2014 as compared to
Nine Months Ended September 30, 2013
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Nine Months Ended September 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Average consumer finance receivables	$11,924	$12,585	$24,509	$11,281	$4,801	$16,082	$8,427	52.4%
Average commercial finance receivables	2,235	4,649	6,884	998	2,428	3,426	3,458	100.9%
Average finance receivables	14,159	17,234	31,393	12,279	7,229	19,508	11,885	60.9%
Average leased vehicles, net	4,352	3	4,355	2,393	4	2,397	1,958	81.7%
Average earning assets	$18,511	$17,237	$35,748	$14,672	$7,233	$21,905	$13,843	63.2%
In the North America Segment, average consumer finance receivables increased $643 million from September 30, 2013 to September 30, 2014, primarily because loan originations exceeded portfolio liquidation through payments and defaults. We purchased $4.9 billion and $4.0 billion of consumer finance receivables in the North America Segment for the nine months ended September 30, 2014 and 2013. The average new consumer loan size increased to $22,790 for the nine months ended September 30, 2014 from $21,468 for the nine months ended September 30, 2013. The average annual percentage rate for consumer finance receivables purchased during the nine months ended September 30, 2014 decreased to 12.0% from 13.4% for the nine months ended September 30, 2013. The increase in average loan size and decrease in average annual percentage rate are both primarily due to higher volumes of new car originations, which typically are for higher amounts, and have lower contractual rates due to the rate subvention provided by GM, as well as the introduction of prime lending programs.
In the North America Segment, average commercial finance receivables increased $1.2 billion from September 30, 2013 to September 30, 2014, primarily due to the continued ramp-up in business since the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in the business since that time.
Average leased vehicles, net, increased $2.0 billion from September 30, 2013 to September 30, 2014. We purchased $4.0 billion and $2.2 billion of leased vehicles for the nine months ended September 30, 2014 and 2013. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases as well as an increase in our share of GM's business.
The increase in the average earning assets for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Revenue:
Revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Finance charge income:
Consumer finance receivables	$1,254	$1,038	$2,292	$1,262	$289	$1,551	$741	47.8%
Commercial finance receivables	$53	$250	$303	25	133	$158	$145	91.8%
Leased vehicle income	$731	$4	$735	411	4	$415	$320	77.1%
Other income	$48	$171	$219	52	67	$119	$100	84.0%
In the North America Segment, finance charge income on consumer finance receivables was flat for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Increased finance charge income resulting from the increase in average consumer finance receivables was offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 14.0% for the nine months ended September 30, 2014, from 15.0% for the nine months ended September 30, 2013, primarily due to a decrease in the average annual percentage rate on new originations as well as a reduced yield impact from the accretion on the pre-acquisition portfolio. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM, as well as the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio.
The increase in commercial finance charge income reflects the increase in the average commercial finance receivables portfolio.
Leased vehicle income increased to $731 million for the nine months ended September 30, 2014 from $411 million for the nine months ended September 30, 2013, due to the increased size of the leased asset portfolio.
The increase in revenue for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Nine Months Ended September 30,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Operating expenses	$390	$456	$846	$326	$176	$502	$344	68.5%
Leased vehicle expenses	$560	$3	$563	$311	$3	$314	$249	79.3%
Provision for loan losses	$312	$96	$408	$283	$28	$311	$97	31.2%
Interest expense(a)	$390	$647	$1,037	$300	$114	$414	$623	150.5%
Acquisition and integration expenses	$—	$—	$—	$—	$29	$29	$(29)	(100.0)%
_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 12 - "Segment Reporting" in our consolidated financial statements in this Form 10-Q.

Operating Expenses
In the North America Segment, the increase in operating expenses reflects the growth in earning assets and investments to support our prime lending program and enhance our lease origination and servicing capabilities. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 75.9% and 73.2% of total operating expenses for the nine months ended September 30, 2014 and 2013.
The increase in operating expenses for the International Segment is primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
Operating expenses as an annualized percentage of average earning assets were 3.2% for the nine months ended September 30, 2014 compared to 3.1% for the nine months ended September 30, 2013.
Leased Vehicle Expenses
Leased vehicle expenses increased due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan Losses
Provision for losses on consumer finance receivables are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for the nine months ended September 30, 2014 and 2013 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. In the North America Segment, the provision for consumer loan losses increased to $312 million for the nine months ended September 30, 2014 from $276 million for the nine months ended September 30, 2013, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.7% and 3.6% for the nine months ended September 30, 2014 and 2013. In the International Segment, the provision for consumer loan losses increased to $109 million for the nine months ended September 30, 2014 from $17 million for the nine months ended September 30, 2013, primarily due to the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired October 1, 2013.
The provision for loan losses on commercial finance receivables in the North America Segment was insignificant for the nine months ended September 30, 2014 and $7 million for the nine months ended September 30, 2013. In the International Segment, the provision was more than offset by the release of $11 million in specific reserves against commercial loans to Chevrolet dealers in Europe.  The specific reserve was established following GM’s decision to discontinue the Chevrolet brand in Europe; however, the related portfolio has been substantially repaid, with insignificant losses.
Interest Expense
In the North America Segment, interest expense increased primarily as a result of an increase in average debt outstanding to $18.1 billion for the nine months ended September 30, 2014, from $13.7 billion for the nine months ended September 30, 2013. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. The effective rate of interest on our debt was 2.9% for the nine months ended September 30, 2014 and 2013.
The increase in interest expense for the International Segment is primarily due to the acquisition of the majority of the international operations in April 2013, and the operations in Brazil, in October 2013, as well as increased funding related to the growth in consumer receivables in the U.K.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(218) million and $30 million for the nine months ended September 30, 2014 and 2013. Most of the international operations use functional currencies other than the U.S. dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. dollar changes in relation to international currencies. The change in other comprehensive (loss) income is primarily due to decreases in the values of the Brazilian real and the euro in relation to the U.S dollar.
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

The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Pre-acquisition consumer finance receivables - outstanding balance	$460	$200	$660	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$401	$197	$598	$826	$348	$1,174
Post-acquisition consumer finance receivables, net of fees	12,214	12,404	24,618	10,562	11,394	21,956
	12,615	12,601	25,216	11,388	11,742	23,130
Less: allowance for loan losses	(536)	(72)	(608)	(468)	(29)	(497)
Total consumer finance receivables, net	$12,079	$12,529	$24,608	$10,920	$11,713	$22,633
Number of outstanding contracts	761,726	1,401,130	2,162,856	725,797	1,224,845	1,950,642
Average amount of outstanding contracts (in dollars)(a)	$16,639	$8,996	$11,687	$15,835	$9,599	$11,919
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees	4.4%	0.6%	2.5%	4.4%	0.3%	2.3%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

The allowance for loan losses for the North America Segment as a percentage of post-acquisition consumer finance receivables, net of fees, was consistent with the level at December 31, 2013. The allowance for the acquired international receivables was eliminated in acquisition accounting at the acquisition dates. As a result, the allowance at September 30, 2014 for the International Segment represents an estimate of losses inherent in only the receivables originated since the acquisition dates. The allowance for losses for the International Segment will grow over time as the post-acquisition loan balance grows. However, the allowance for losses for the International Segment is expected to be much less than that for the North America Segment due to the higher credit quality of its originations.
Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	September 30,
	2014				2013
	North America	International	Total		North America	International	Total
	Amount	Amount	Amount	Percent of Contractual Amount Due	Amount	Amount	Amount	Percent of Contractual Amount Due
31 - 60 days	$865	$114	$979	3.9%	$690	$49	$739	3.8%
Greater than 60 days	305	120	425	1.7	247	44	291	1.5
	1,170	234	1,404	5.6	937	93	1,030	5.3
In repossession	44	5	49	0.2	41	4	45	0.3
	$1,214	$239	$1,453	5.8%	$978	$97	$1,075	5.6%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average credit scores in the portfolio which reflects our underwriting strategies and risk tolerance, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Our customer base in the North America Segment is predominantly sub-prime; therefore, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.
Delinquencies in the North America Segment increased to 9.2% at September 30, 2014 from 8.2% at September 30, 2013, consistent with normalizing credit trends. Our customer base in the International Segment is primarily prime; therefore, delinquency levels are much lower, with 1.9% and 1.2% in delinquencies at September 30, 2014 and 2013. The increase in delinquencies from September 30, 2013 is due to the acquisition of the international operations in Brazil.
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
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 6.6% and 6.7% for the three months ended September 30, 2014 and 2013 and 6.1% and 6.3% for nine months ended September 30, 2014 and 2013.
The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	September 30, 2014	December 31, 2013
Never deferred	75.8%	74.7%
Deferred:
1-2 times	20.2	21.6
3-4 times	4.0	3.7
Total deferred	24.2	25.3
Total	100.0%	100.0%
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
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in millions):

	Three Months Ended September 30,
	2014			2013
	North America(a)	International	Total	North America(a)	International	Total
Charge-offs	$194	$36	$230	$153	$18	$171
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	13	2	15	34	4	38
Total credit losses	$207	$38	$245	$187	$22	$209
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.

	Nine Months Ended September 30,
	2014			2013
	North America(a)	International	Total	North America(a)	International	Total
Charge-offs	$543	$102	$645	$401	$18	$419
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	52	7	59	123	9	132
Total credit losses	$595	$109	$704	$524	$27	$551
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolio) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended September 30,
	2014			2013
	North America	International(a)	Total	North America	International(a)	Total
Repossession credit losses	$188	$38	$226	$180	$18	$198
Less: recoveries	(106)	(12)	(118)	(105)	(15)	(120)
Mandatory credit losses(b)	19	—	19	7	4	11
Net credit losses	$101	$26	$127	$82	$7	$89
Net annualized credit losses as a percentage of average consumer finance receivables(c)	3.2%	0.8%	2.0%	2.8%	0.4%	1.9%
Recoveries as a percentage of gross repossession credit losses	56.6%			58.7%

	Nine Months Ended September 30,
	2014			2013
	North America	International(a)	Total	North America	International(a)	Total
Repossession credit losses	$575	$109	$684	$519	$18	$537
Less: recoveries	(339)	(45)	(384)	(313)	(15)	(328)
Mandatory credit losses(b)	20	—	20	5	9	14
Net credit losses	$256	$64	$320	$211	$12	$223
Net annualized credit losses as a percentage of average consumer finance receivables(c)	2.9%	0.7%	1.8%	2.5%	0.4%	1.9%
Recoveries as a percentage of gross repossession credit losses	59.0%			60.3%
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
Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$2,513	$4,638	$7,151	$1,975	$4,725	$6,700
Less: allowance for loan losses	(17)	(20)	(37)	(17)	(34)	(51)
Total commercial finance receivables, net	$2,496	$4,618	$7,114	$1,958	$4,691	$6,649
Number of dealers	406	2,174	2,580	309	2,646	2,955
Average carrying amount per dealer	$6	$2	$3	$6	$2	$2
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.7%	0.4%	0.5%	0.9%	0.7%	0.8%
Commercial finance receivables are assessed for impairment and any required allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At September 30, 2014 and December 31, 2013, there were no outstanding commercial finance receivables classified as TDRs.
There were no charge-offs of commercial finance receivables for the three or nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013 substantially all of our commercial finance receivables were current with respect to payment status.
Leased Vehicles
At September 30, 2014 and 2013, 98.4% and 99.0% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default were $15 million and $7 million for the three months ended September 30, 2014 and 2013 and $39 million and $16 million for the nine months ended September 30, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, funding credit enhancement requirements in connection with securitizations and secured facilities, repayment of secured and unsecured debt, operating expenses, interest costs, capital expenditures and business acquisitions.
We used cash of $10.9 billion and $6.3 billion for the purchase of consumer finance receivables for the nine months ended September 30, 2014 and 2013. We used cash of $3.2 billion and $1.7 billion for the purchase of leased vehicles for the nine months ended September 30, 2014 and 2013. We used cash of $0.4 billion and $0.6 billion for the funding of commercial finance receivables, net of collections, for the nine months ended September 30, 2014 and 2013. We used cash of $3.5 billion for the acquisition of the international operations and repayment of debt to Ally Financial for the nine months ended September 30, 2013.
In the North America Segment, our purchase and funding of finance receivables and lease vehicles were financed initially utilizing cash and borrowings on our secured and unsecured credit facilities. Subsequently, our strategy is to obtain long-term financing for consumer and commercial finance receivables and leased vehicles through securitization transactions and the liquidity generated by the issuance of senior notes.
In the International Segment, our purchase and funding of finance receivables are typically financed with borrowings on secured and unsecured credit facilities. In certain countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K., we obtain permanent financing through securitization transactions. In addition, in September 2014, we established a euro medium term note program, registered on the Irish Stock Exchange, allowing us to raise unsecured debt in the international capital markets through the issuance of notes with different maturities and in different currencies.
Liquidity
Our available liquidity consists of the following (in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents(a)	$1,517	$1,074
Borrowing capacity on unpledged eligible assets	4,666	1,650
Borrowing capacity on committed unsecured lines of credit	819	615
Borrowing capacity on Junior Subordinated Revolving Credit Facility	1,000	—
Borrowing capacity on GM Related Party Credit Facility	—	600
Available liquidity	$8,002	$3,939
_________________

(a)
Includes $665 million and $659 million in unrestricted cash outside of the U.S. at September 30, 2014 and December 31, 2013. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

The increase in available liquidity is primarily due to the issuance of $3.9 billion in senior notes in the nine months ended September 30, 2014. In addition, in September 2014, we and GM entered into the Support Agreement which, among other things, contains certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with the $1.0 billion unsecured intercompany Junior Subordinated Revolving Credit Facility, which replaced an existing $600 million credit facility with GM.
In October 2014, GM amended its two primary unsecured revolving credit facilities, increasing GM's aggregate borrowing capacity from $11.0 billion to $12.5 billion. These facilities consist of a three-year, $5.0 billion facility and a five-year, $7.5 billion facility.
We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above.

Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our cash management strategy.
At September 30, 2014, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$14,330	$6,037
Revolving commercial asset-secured facilities(b)	3,004	417
Total secured	$17,334	$6,454
Unsecured committed facilities	1,284	465
Unsecured uncommitted facilities(c)	—	1,752
Total unsecured	$1,284	$2,217
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$19,618	$8,671
Acquisition accounting discount		(21)
		$8,650
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $521 million in unused borrowing capacity on these facilities at September 30, 2014.

See Note 5 - "Debt" to our condensed consolidated financial statements in this Form 10-Q for further discussion of the terms of our revolving credit facilities.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of September 30, 2014, we were in compliance with all covenants related to our credit facilities.
Securitization Notes Payable
We seek to finance our consumer and commercial finance receivables and leases through public and private term securitization transactions, where the debt capital and securitization markets are sufficiently developed, such as in the U.S., Canada, Germany and the U.K. The proceeds from the transactions were primarily used to repay borrowings outstanding under our revolving credit facilities.

A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Issuance Amounts			Note Balance At September 30, 2014
2007	June 2018			$74			$62
2010	November 2017	-	April 2018	$200	-	$850	257
2011	July 2018	-	December 2019	$518	-	$1,000	1,104
2012	June 2016	-	July 2020	$183	-	$1,300	4,061
2013	July 2015	-	October 2021	$212	-	$1,107	4,745
2014	March 2019	-	March 2022	$444	-	$1,400	6,277
Total active securitizations							16,506
Acquisition accounting discount							(7)
							$16,499
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 6 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes and Other Unsecured Debt
We also access the public capital markets through the issuance of unsecured debt. In the North America Segment, we periodically issue senior unsecured notes. At September 30, 2014 we had $7.9 billion in senior unsecured notes outstanding.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding instruments. At September 30, 2014 we had $767 million of this type of unsecured debt outstanding.
In October 2014, a European subsidiary issued €500 million of 1.875% notes under its euro medium term notes program, which are listed on the Irish Stock Exchange. These notes are due in October 2019 with interest payable annually. These notes are guaranteed by our top-tier holding company and by AFSI. We intend to use the net proceeds for general corporate purposes.

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
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of Ally Financial's equity interest in GMAC-SAIC and operate that business successfully;

•	changes in general economic and business conditions;

•	GM's ability to sell new vehicles that we finance in the markets we serve in North America, Europe and Latin America;

•	interest rate and currency fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	changes in business strategy, including acquisitions and expansion of product lines and credit risk appetite.
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
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at September 30, 2014. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In July 2014, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. In September 2014, we were served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our subprime auto finance business and securitization of subprime auto loans.  We are investigating these matters internally and believe we are cooperating with all requests.  Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.

Item 1A.	Risk Factors

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition and/or operating results. This section updates our risk factors as stated in our Annual Report in Form 10-K to reflect material developments since our Form 10-K was filed.
Our operations are subject to regulation, supervision and licensing under various statutes, ordinances and regulations.
As an entity operating in the financial services sector, we are required to comply with a wide variety of laws and regulations that may be costly to adhere to and may affect both our operating results and our ability to service our earning assets. Compliance with these laws and regulations requires that we maintain forms, processes, procedures, controls and the infrastructure to support these requirements and these laws and regulations often create operational constraints both on our ability to implement servicing procedures and on pricing. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply with these laws could result in significant statutory civil and criminal penalties for us, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act is extensive and significant legislation that, among other things, strengthens the regulatory oversight of securities and capital markets activities by the SEC and increases the regulation of the securitization markets. The various requirements of the Dodd-Frank Act may substantially impact the origination, servicing and securitization program of our subsidiaries.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau ("CFPB"), a federal agency that has extensive rulemaking and enforcement authority and that began operating in 2011. The CFPB and the Federal Trade Commission ("FTC") have recently become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities, such as us. The CFPB has recently indicated an intention to review the actions of indirect auto finance companies such as us with regard to pricing activities and issued a bulletin to such lenders on how to limit fair lending risk under the Equal Credit Opportunity Act. In September 2014, the CFPB proposed supervising the largest nonbank auto lenders such as us, which is the initial step that is expected to lead to examinations of such nonbank auto lenders as early as 2015. Gaining supervisory power over nonbank lenders such as us will allow the agency to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, and mandated process, procedure or product-related changes or consumer refunds if violations of law or unfair lending practices are found. Both the FTC and the CFPB have announced various enforcement actions against lenders beginning in 2012 involving significant penalties, cease and desist orders, and similar remedies that, if applicable to auto finance providers and to products, services and operations of the nature offered by us, may require us to cease or alter certain business practices, which could have a material adverse effect on our financial condition and results of operations.
In July 2014, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. In September 2014, we were served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our subprime auto finance business and securitization of subprime auto loans.  We are investigating these matters internally and believe we are cooperating with all requests.  Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.

Item 6.	Exhibits

4.1	First Amendment to Third Supplemental Indenture, dated October 17, 2014	Filed Herewith

4.2	First Amendment to Fourth Supplemental Indenture, dated October 17, 2014	Filed Herewith

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished with this Report

101.INS*	XBRL Instance Document	Furnished with this Report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Furnished with this Report
__________

*	Submitted electronically with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 23, 2014	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer