Form 10-K
period 2014-12-31
General Motors Financial Company, Inc.
filed 2015-02-04
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 4, 2015, there were 505 shares of the registrant's common stock, par value $1.00 per share, outstanding. All of the registrant's common stock is owned by General Motors Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form on the reduced disclosure format.

GENERAL MOTORS FINANCIAL COMPANY, INC.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K for the year ended December 31, 2014. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	General Motors Company's ("GM") ability to sell new vehicles that we finance in the markets we serve in North America, Europe, Latin America and China;

•	interest rate and currency fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	vehicle return rates and the residual value performance on vehicles we lease;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	changes in business strategy, including expansion of product lines and credit risk appetite, and acquisitions.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.
INDUSTRY DATA
In this Form 10-K, we rely on and refer to information regarding the automobile finance industry from market research reports, analyst reports and other publicly available information.
AVAILABLE INFORMATION
We make available free of charge through our website, www.gmfinancial.com, our public securitization information and all materials that we file electronically with the SEC, including our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC.
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
General
General Motors Financial Company, Inc. (sometimes referred to as "we," "us," "our," or "GM Financial"), the wholly-owned captive finance subsidiary of GM, is a global provider of automobile financing solutions. We were acquired by GM in October 2010 to provide captive financing capabilities in support of GM’s U.S. and Canadian markets. In 2013, we expanded the markets we serve by acquiring Ally Financial, Inc.'s ("Ally Financial") auto finance operations in Europe and Latin America. On January 2, 2015, we completed the acquisition of an equity interest in SAIC-GMAC Automotive Finance Company Limited (formerly known as GMAC-SAIC Automotive Finance Company Limited) (“SAIC-GMAC”), a joint venture that conducts auto finance operations in China, from Ally Financial. As a result of the completion of this acquisition, our global footprint now covers over 80% of GM’s worldwide vehicle sales and includes both prime and sub-prime capabilities for consumer auto loans and leases and broad commercial lending capabilities for GM-franchised dealerships.
North American Segment
Our North America Segment includes operations in the U.S. and Canada. We have been operating in the automobile finance business in the U.S. since September 1992. Our consumer automobile finance programs include sub-prime lending, full credit spectrum leasing and, more recently, prime lending offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the "AmeriCredit" brand. We are currently seeking to expand our prime lending and leasing programs through GM's franchised dealers and anticipate that prime lending and leasing will become an increasing percentage of our originations and consumer loan portfolio balance over time. In addition, we offer a commercial lending program primarily for GM-franchised dealers.
In January 2015, GM announced that we will become the exclusive U.S. lease provider for Buick-GMC dealers in February 2015, and that the target date for lease exclusivity for Cadillac dealers is March 2015.
Our business strategy includes increasing the amount of new GM automobile sales by offering a broad spectrum of competitive financing programs. Our increasing linkage with GM in North America is evidenced by the percentage of loans and leases we originate for new GM vehicles, which increased to 65% of our total consumer originations volume in 2014, up from 55% in 2013 and 44% in 2012.

International Segment
Our International Segment includes operations in Europe and Latin America. European countries include Austria, Belgium, France, Germany, Greece, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. Latin American countries include Brazil, Chile, Colombia and Mexico. The international operations have extensive histories in their respective countries of operation and broad global capabilities, having operated in Europe for over 90 years, Mexico and Brazil for over 70 years, and Chile and Colombia for over 30 years. The international operations were originally a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM, and due to this longstanding relationship, the international operations have substantial business related to GM and its dealer network. During 2014, the international operations financed 42% of GM's automobile sales and 96% of GM's dealer inventory in countries both where GM operates and where our international operations provide financing.
On January 2, 2015, we completed a transaction under which we acquired Ally Financial’s 40% equity interest in SAIC-GMAC. The aggregate purchase price was approximately $1.0 billion, subject to certain post-closing adjustments. Also effective on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC for a purchase price of approximately $120 million, subject to certain post-closing adjustments. Payment of the purchase price for this 5% equity interest is subject to certain regulatory approvals and is due from SAIC FC to us by May 5, 2015.
Consumer Finance
Marketing. As an indirect auto finance provider, we focus our marketing activities on automobile dealers. We are selective in choosing the dealers with whom we conduct business and pursue franchise dealerships with new and used car operations; however, we also conduct business with a limited number of independent dealerships.
In the North America Segment, we provided financing through 13,340 dealers during 2014, up slightly from 2013. No dealer location accounted for more than 1% of our total origination volume for that same period.

The International Segment manages relationships with approximately 2,500 automobile dealerships, primarily GM-franchised, in Europe and Latin America. Because of the history we have in our countries of operation, we have longstanding dealer relationships and have provided financing to a majority of them since the dealership's inception.
In both segments, we maintain non-exclusive relationships with the dealers and actively monitor our dealer relationships with the objective of maximizing the volume of consumer financing applications received from dealerships with whom we do business that meet our underwriting standards and profitability objectives. Due to the non-exclusive nature of our relationships with dealers, the dealers retain discretion to determine whether to obtain financing from us or from another source for a customer seeking to make a vehicle purchase. We employ a "high-touch" model that involves regular contact and dealer visits by relationship managers to maintain these strong relationships and to encourage volume growth.
Manufacturer Relationships. GM and other new vehicle manufacturers offer subvention programs, under which the manufacturers provide us cash payments in order for us to offer lower rates on finance and lease contracts we purchase from the manufacturers' dealership network. The programs serve our goal of increasing new loan and lease originations and the manufacturers' goal of making credit more available and more affordable to consumers purchasing vehicles sold by the manufacturer. In the International Segment, GM also offers subvention programs on inventory financing, making it more affordable for a dealer to carry a broader selection of inventory.
Origination Data. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles. The following table sets forth the consumer loan and lease origination levels for the North America and International Segments (in millions):

	Years Ended December 31,
	2014			2013
	North America	International	Total	North America	International	Total
New GM	$8,380	$7,261	$15,641	$4,378	$3,909	$8,287
Other	4,560	1,053	5,613	3,578	562	4,140
Total	$12,940	$8,314	$21,254	$7,956	$4,471	$12,427
Underwriting. We utilize proprietary credit scoring systems to support our credit approval process. The credit scoring systems were developed through statistical analysis of customer demographics, credit bureau attributes and portfolio databases and are tailored to each country where we conduct business. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor contract pricing and structure. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, we would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the contract. While we employ credit scoring systems in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase or changes in certain macroeconomic factors after purchase could negatively affect the credit performance of our portfolio.
In addition to our proprietary credit scoring systems, we utilize other underwriting guidelines. These underwriting guidelines are comprised of numerous evaluation criteria, including, but not limited to, (i) identification and assessment of the applicant's willingness and capacity to repay the loan or lease, including consideration of credit history and performance on past and existing obligations; (ii) credit bureau data; (iii) collateral identification and valuation; (iv) payment structure and debt ratios; (v) insurance information; (vi) employment, income and residency verifications, as considered appropriate; and (vii) in certain cases, the creditworthiness of a co-obligor. These underwriting guidelines, and the minimum credit risk profiles of applicants we will approve as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.
Credit performance reports track portfolio performance at various levels of detail, generally including segment, geographic and dealership. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new originations. We review profitability metrics on a consolidated basis, as well as at segment, geographic, origination channel, dealership and contract levels. Key application data, including credit bureau and credit score information, contract structures and terms and payment histories are maintained. Our credit risk management department also regularly reviews the performance of our credit scoring system and is responsible for the development and enhancement of our credit scorecards.
Servicing. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, monitoring physical damage insurance coverage of financed vehicles, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. International payment processing and customer service activities are done through a combination of in-country personnel and third-party vendors. Payment processing and customer service activities for North America are conducted at centralized locations.
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
Repossessions are subject to prescribed local legal and regulatory procedures, which may include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Legal requirements, particularly in the event of customer bankruptcy, may restrict our ability to dispose of the repossessed vehicle. Some jurisdictions provide customers with reinstatement or redemption rights. We engage independent repossession firms to handle repossessions. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. We pursue collection of deficiencies when we deem such action to be appropriate.
Investment in Operating Leases
Because most of our leases are closed-end leases, we assume the residual risk on the leased vehicle. The lessee may purchase the leased vehicle at lease end by paying the purchase price stated in the lease contract, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to the dealer by the lease's current scheduled lease end date. Extensions may be granted to the lessee for up to six (6) months. If the lessee extends the maturity date on their lease contract, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased.
We seek to maximize net sale proceeds on returned leased vehicles. Net sales proceeds equal gross auction proceeds less auction fees and costs for reconditioning and transporting the leased vehicles. We sell returned leased vehicles through our exclusive online channel, which is available to the dealer receiving the returned vehicle and other GM dealerships prior to broader dealer access and, if necessary, by disposition through our nationwide wholesale auction partners.
A lessee may terminate a lease prior to the original scheduled lease maturity date. In order to terminate the lease prior to the scheduled lease maturity date, the lessee must pay the lesser of (i) all remaining monthly payments due under the lease or (ii) the amount by which the carrying value of the lease exceeds the net sale proceeds received when the leased vehicle is sold. In either case, the lessee will also be obligated to pay any charges for excess mileage, excess wear and use and any early termination charges permitted under the lease. A lessee may also terminate a lease and purchase the related leased vehicle at any time by paying all remaining monthly payments due under the lease and the contract residual value.
Commercial Finance
Overview. Our commercial lending products, offered primarily to GM-franchised dealers, consist of floorplan financing, which is lending to finance vehicle inventory, also known as wholesale or inventory financing, as well as dealer loans, which are loans to finance parts and accessories, as well as improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include fleet financing and storage center financing.
Floorplan Financing. We support the financing of new and used vehicle inventory primarily for GM-franchised dealerships and their affiliates before sale or lease to the retail customer. Financing is provided through lines of credit extended to individual dealerships. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and typically the continuing personal guarantee of the dealership's ownership. Additionally, to minimize our risk, under certain circumstances, such as dealership default, GM and other manufacturers are obligated to repurchase the new vehicle inventory. The amount we advance to dealerships for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support the dealerships' used car inventory needs, we advance funds to the dealership or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located.
Floorplan lending is typically structured to yield interest at a floating rate indexed to an appropriate benchmark rate. The rate for a particular dealership is based on, among other things, the dealership's creditworthiness, the amount of the credit line, the risk rating and whether or not the dealership is in default. Interest on floorplan loans is generally payable monthly.

Dealer Loans. We also make loans to finance parts and accessories, as well as improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate. These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, security interests in other dealership assets and typically the continuing personal guarantees from the owners of the dealerships and/or the real estate, as applicable. Dealer loans are structured to yield interest at fixed or floating rates, which are indexed to an appropriate benchmark rate. Interest on dealer loans is generally payable monthly.
Underwriting. Each dealership is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating may affect the pricing and guides the management of the account. We monitor the level of borrowing under each dealership's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealership, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line, either temporarily or for an extended period of time, or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealership, we may call the floorplan loans and receive payment within 30 days of the call.
Servicing. Commercial loan servicing activities include dealership customer service, account maintenance, exception processing, credit line monitoring and adjustment and insurance monitoring. In the North America Segment, our commercial lending servicing operations are centrally located, while in our International Segment, they are conducted in-country, usually located within the consumer lending and servicing centers.
Upon the sale or lease of a financed vehicle, the dealer must repay the advance on the vehicle according to the repayment terms. Typically, the dealer has two to ten business days to repay an advance on a vehicle, depending on the timing of the receipt of the vehicle proceeds. These repayment terms may vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with its credit agreement as to repayment terms and to determine the status of our collateral.
Sources of Financing
We seek to fund our operations through local sources to minimize currency and country risk. We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, and through the issuance of unsecured debt. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of debt capital and securitization markets in each country. Our Latin American operations are entirely funded locally. Our European operations obtain most of their funding from local sources, but also borrow funds from affiliated companies.
Secured Credit Facilities. Loans and leases are typically funded using secured credit facilities with participating banks providing financing either directly or through institutionally-managed commercial paper conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets and cash. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, lease-related assets and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR"), Euro Interbank Offered Rate ("EURIBOR") or prime rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we also finance loans through the sale of receivables to banks under a full recourse arrangement.
Unsecured Credit Facilities. The International Segment uses unsecured bank credit facilities as a source of funding. Both committed and uncommitted credit facilities are utilized. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them.
Securitizations. Periodically, we permanently fund loans and leases through public and private securitization transactions. Proceeds from securitizations are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further originations.
In our securitizations, we transfer loans or lease-related assets to securitization trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors. When we transfer loans or leases to a Trust, we make certain representations and warranties regarding the loans and lease-related assets. These representations and warranties pertain to specific aspects of the loans or leases, including the origination of the loans or leases, the obligors of the loans or leases, the accuracy and legality of the records, computer tapes and schedules containing information regarding the loans or leases, the financed vehicles securing the loans or leases, the security interests in the loans or leases, specific characteristics of the loans or leases, and certain matters regarding our servicing of the loans or leases, but do not pertain to the underlying performance of the loans or leases. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any loan or lease, we are obligated to repurchase the loan or lease from the Trust. Historically, repurchases due to a breach of a representation or warranty have been insignificant.
We utilize senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the assets transferred, as well as our credit trends and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower-rated subordinated bonds at rates we consider acceptable.
The credit enhancement requirements in our securitization transactions include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization, whereby more loans or leases are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. In the International Segment, our securitization transactions typically contain portfolio performance ratios which could increase the minimum credit enhancement levels. In the North America Segment, our securitization transactions typically do not contain these performance ratios.
Senior Notes and Other Unsecured Debt. We also access the capital markets in the North America and International Segments through the issuance of senior unsecured notes. In Latin America, we also issue, to a limited extent, other unsecured debt through commercial paper offerings and other non-bank funding instruments.
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
In certain countries in the International Segment we operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. In addition, we expect to be subject to supervision and examination in the U.S. by the Consumer Financial Protection Bureau ("CFPB") as early as 2015 as a “larger participant” in the automobile finance industry.
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
Competition
The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions, leasing companies and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than ours. In addition, due to improving economic and favorable funding conditions over the past two to three years, there have been several new entrants in the automobile finance market. Capital inflows from investors to support the growth of these new entrants as well as growth initiatives from more established market participants has resulted in generally increasing competitive conditions. Our competitors often provide financing on terms more favorable to customers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer the dealerships or their customers other products and services, which may not be currently provided by us. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds. GM-sponsored subvention programs offered through us give us a competitive advantage in providing financing to targeted GM dealers and their customers.
Employees
At December 31, 2014, we employed 4,912 people in North America and 1,747 internationally. In North America, none of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.
Internationally, we participate in mandatory national collective bargaining agreements where required and maintain satisfactory working relationships with works councils and trade union representatives where they exist. Relationships with employees in general are good.
The names and ages as of February 4, 2015 of our executive officers and their positions with GM Financial are as follows:

Daniel E. Berce	61	President and Chief Executive Officer
Kyle R. Birch	54	Executive Vice President and Chief Operating Officer - North America
Mark F. Bole	51	President, International Operations
Steven P. Bowman	47	Executive Vice President and Chief Credit and Risk Officer
Chris A. Choate	52	Executive Vice President and Chief Financial Officer
Connie Coffey	43	Executive Vice President, Corporate Controller and Chief Accounting Officer
Susan B. Sheffield	48	Executive Vice President and Treasurer
DANIEL E. BERCE has been President since April 2003 and Chief Executive Officer since August 2005. Mr. Berce was Vice Chairman and Chief Financial Officer from November 1996 until April 2003. Mr. Berce joined us in 1990.
KYLE R. BIRCH has been Executive Vice President and Chief Operating Officer - North America since October 2013. Prior to that he was Executive Vice President of Dealer Services since May 2003 and Senior Vice President of Dealer Services from July 1999 to April 2003. Mr. Birch joined us in 1997.
MARK F. BOLE has been President, International Operations since April 2013. Prior to that, he was Executive Vice President, International Operations for Ally Financial from April 2005 to March 2013. Mr. Bole joined Ally Financial in 1985.
STEVEN P. BOWMAN has been Executive Vice President and Chief Credit and Risk Officer since January 2005. Prior to that, he was Executive Vice President, Chief Credit Officer from March 2000 to January 2005. Mr. Bowman joined us in 1996.
CHRIS A. CHOATE has been Executive Vice President and Chief Financial Officer since January 2005. He was also our Treasurer from January 2005 to June 2014. Prior to that, he was Executive Vice President, Chief Legal Officer and Secretary from November 1999 to January 2005. Mr. Choate joined us in 1991.
CONNIE COFFEY has been Executive Vice President, Corporate Controller and Chief Accounting Officer since June 2014. Prior to that, she was Executive Vice President, Corporate Controller from December 2012 to June 2014. Prior to that, she was Senior Vice President, Accounting and Reporting from June 2002 to December 2012. Ms. Coffey joined us in 1999.

SUSAN B. SHEFFIELD has been Executive Vice President and Treasurer since June 2014. Prior to that she was Executive Vice President, Corporate Finance from July 2008 to June 2014. Prior to that, she was Senior Vice President, Structured Finance, from February 2004 to July 2008. Ms. Sheffield joined us in 2001.

ITEM 1A.	RISK FACTORS
The profitability and financial condition of our operations are dependent upon the operations of our parent, GM.
A material portion of our North American consumer finance business, and substantially all our commercial lending activities consist of financing associated with the sale of new GM vehicles and our relationship with GM-franchised dealerships. Our international operations are similarly highly dependent on GM-related business. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
There is no assurance that the global automotive market or GM's share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our financial position, liquidity and results of operations.
Our ability to continue to fund our business is dependent on a number of financing sources.
We depend on various financing sources to finance our loan and lease originations and commercial lending business.
Dependence on Secured Financing.
We utilize secured revolving credit facilities in most of our markets to fund our consumer and commercial finance activities. As our volume of loan and lease originations increases, and as our commercial lending business grows, we will require the expansion of our borrowing capacity on our existing credit facilities or the addition of new revolving credit facilities. We cannot guarantee that our revolving credit facilities will continue to be available beyond the current maturity dates on reasonable terms or at all.
Some of our revolving credit facilities in Europe and Latin America are uncommitted, meaning that the lenders under these facilities are not obligated to fund borrowing requests and may terminate the facilities at any time and for any reason. The availability of secured revolving credit facilities depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail or suspend origination and funding activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
Most of our revolving credit facilities contain borrowing bases or advance formulas which require us to pledge finance and lease assets in excess of the amounts which we can borrow under those facilities. Accordingly, credit deterioration in pledged collateral resulting from weakened economic conditions or any other factor, would require us to pledge additional finance and lease assets to support the same borrowing levels and to replace delinquent or defaulted collateral. The pledge of additional finance and lease assets to support our revolving credit facilities would adversely impact our financial position, liquidity, and results of operations.
Additionally, certain revolving credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities.
Dependence on Securitization Programs.
In the North America Segment and in Europe, we rely upon our ability to transfer financed and leased assets to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to generate additional assets. Accordingly, adverse changes in our asset-backed securities program or in the asset-backed securities market in general have in the past, and could in the future, materially adversely affect our ability to originate and securitize loans and leases on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity and results of operations.

We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the collateral, disruption of the asset-backed market or otherwise, we would be required to revise the scale of our business, including the possible discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.
Dependence on Unsecured Debt Issuances.
Our ability to obtain unsecured funding at a reasonable cost is dependent, in large part, on GM's and our credit ratings or perceived creditworthiness. Credit rating downgrades, market volatility, market disruption, or other factors may affect our ability to access the capital markets at a reasonable cost or at all. Our inability to issue unsecured debt could force us to limit the scale of our business. A significant reduction in the amount of receivables we purchase or originate would have a material adverse effect on our financial position, liquidity and results of operations.
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
•loan purchases;
•lease purchases;
•commercial lending receivables;
•credit enhancement requirements in connection with securitization and credit facilities;
•interest and principal payments under our indebtedness;
•ongoing operating expenses;
•capital expenditures; and
•future acquisitions, if any.
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
Our primary sources of future liquidity are expected to be:
•payments on loans, leases and commercial lending receivables not securitized;
•distributions received from secured debt facilities;
•servicing fees;
•borrowings under our credit facilities or proceeds from securitization transactions; and
•further issuances of other debt securities, both secured and unsecured.
Because we expect to continue to require substantial amounts of cash for the foreseeable future, we anticipate that we will need additional credit facilities and will require the execution of additional securitization transactions and additional debt financings including unsecured note offerings. The type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the capital markets. There can be no assurance that funding will be available to us through these sources or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions and unsecured debt issuances on a regular basis, we would not have sufficient funds to finance new originations and, in such event, we would be required to revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
We currently have a substantial amount of outstanding indebtedness. In addition, we have guaranteed a substantial amount of indebtedness incurred by our International Segment and our principal Canadian operating subsidiary. As of December 31, 2014, we have guaranteed approximately $2.2 billion in such indebtedness. We have also entered into intercompany loan agreements with several of our subsidiaries in Europe and Latin America, providing these companies with access to our liquidity to support originations and other activities. As of December 31, 2014, we have entered into $3.2 billion in such intercompany loan agreements, of which $1.0 billion was outstanding.
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
Our credit facilities typically require us to comply with certain financial ratios and covenants, including minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.
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
Defaults and prepayments on loans and leases purchased or originated by us could adversely affect our operations.
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
The amounts owed to us by any given dealership or dealership group in our commercial lending portfolio can be significant. The amount of potential loss resulting from the default of a dealer in our commercial lending portfolio can, therefore, be material even after disposing of the inventory and other assets to offset the defaulted obligation. Additionally, because the receivables in our commercial lending portfolio may include complex arrangements including guarantees, inter-creditor agreements, mortgages and other liens, our ability to recover and dispose of the underlying inventory and other collateral may be time consuming and expensive, thereby increasing our potential loss.
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
An increase in defaults would reduce the cash flows generated by us, and distributions of cash to us from our secured debt facilities would be delayed and the ultimate amount of cash distributable to us would be less, which would have an adverse effect on our liquidity.

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
Our financial position, liquidity and results of operations depend on management's ability to execute our business strategy. Key factors involved in the execution of our business strategy include the following:

•	achieving the desired origination volume;

•	continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing;

•	use of effective credit risk management techniques;

•	implementation of effective servicing and collection practices;

•	continued investment in technology to support operating efficiency;

•	enhancement and expansion of our product offerings in North America, Europe, Latin America and China; and

•	continued access to funding and liquidity sources.
Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.
The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions and independent finance companies.
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
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act is extensive and significant legislation that, among other things, strengthens the regulatory oversight of securities and capital markets activities by the SEC and increases the regulation of the securitization markets in the U.S. The various requirements of the Dodd-Frank Act may substantially impact the origination, servicing and securitization program of our subsidiaries.
The Dodd-Frank Act also created the CFPB, a federal agency that has extensive rulemaking and enforcement authority and that began operating in 2011. The CFPB and the Federal Trade Commission ("FTC") have recently become more active in investigating the products, services and operations of credit providers in the U.S., including banks and other finance companies engaged in auto finance activities, such as us. The CFPB has recently indicated an intention to review the actions of indirect auto finance companies such as us with regard to pricing activities and issued a bulletin to such lenders on how to limit fair lending risk under the Equal Credit Opportunity Act. In September 2014, the CFPB proposed supervising the largest nonbank auto lenders such as us, which is the initial step that is expected to lead to examinations of such nonbank auto lenders as early as 2015. Gaining supervisory power over nonbank lenders such as us will allow the agency to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, and mandated process, procedure or product-related changes or consumer refunds if violations of law or unfair lending practices are found. Both the FTC and the CFPB have announced various enforcement actions against lenders beginning in 2012 involving significant penalties, cease and desist orders, and similar remedies that, if applicable to auto finance providers and to products, services and operations of the nature offered by us, may require us to cease or alter certain business practices, which could have a material adverse effect on our financial condition and results of operations.

In July 2014, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. We were subsequently served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our sub-prime auto finance business and securitization of sub-prime auto loans. In October 2014, we received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in sub-prime auto loan securitization.  We are investigating these matters internally and believe that we are cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.
There is a high degree of risk associated with sub-prime borrowers.
The majority of our origination and servicing activities in the North America Segment have historically involved sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring systems, risk-based pricing and other underwriting policies, and our servicing and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or underprice contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.
Our profitability is dependent upon consumer demand for automobiles and related automobile financing and the ability of consumers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, rising interest rates, volatility in exchange rates and high unemployment.
General. We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because we have focused predominantly on sub-prime borrowers in North America, the actual rates of delinquencies, defaults, repossessions and losses with respect to those borrowers are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. While we seek to manage these risks, including the higher risk inherent in financing sub-prime borrowers, through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future securitizations and credit facilities.
Wholesale Auction Values. We sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. We also sell automobiles returned to us at the end of lease terms. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or slack consumer demand will result in higher losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models and increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles.
Leased Vehicle Residual Values and Return Rates. We project expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results.
Interest Rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affect the gross interest rate spread we earn on our portfolio. As the level of interest rates change, our net interest margin on new originations either increases or decreases since the rates charged on our consumer loans and leases are generally fixed rate and are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our financial position, liquidity and results of operations could be adversely affected during any period of higher interest rates, possibly to a material degree.
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
We do not control the operations of SAIC-GMAC and, we are subject to the risks of operating in China.
We do not control the operations of SAIC-GMAC, as it is a joint venture, and we do not have a majority interest in the joint venture. In the joint venture, we share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. We are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive the full benefits from a successful joint venture. In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in reduced margins and our inability to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive sales volume in China. If SAIC-GMAC is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
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
The international operations are subject to many of the same risks as our North American business. In addition to those risks, the international operations are subject to certain additional risks, such as the following:

•	economic downturns in foreign countries or geographic regions;

•	multiple foreign regulatory requirements that are subject to change;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws;

•	restrictions on the ability to repatriate profits or transfer cash into or out of foreign countries and the tax consequences of such repatriations and transfers;

•	devaluations in currencies;

•	political and economic instability, natural calamities, war, and terrorism; and

•
compliance with laws and regulations applicable to international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and international trade and economic sanctions laws.

The effects of these risks may, individually or in the aggregate, adversely affect our business.

ITEM 2.	PROPERTIES
Our executive offices are located in Fort Worth, Texas.  We operate credit centers, collections centers and administrative offices in leased facilities in North America, Europe and Latin America.
ITEM 3.LEGAL PROCEEDINGS
In July 2014, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. We were subsequently served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our sub-prime auto finance business and securitization of sub-prime auto loans. In October 2014, we received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in sub-prime auto loan securitization.  We are investigating these matters internally and believe that we are cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of our issued and outstanding equity securities are owned by a single holder, and there is not an established public trading market for our common stock. We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in the operation of the business and do not anticipate paying any cash dividends in the foreseeable future; provided, however, that we may reexamine this policy with our sole shareholder at any time.

ITEM 6.	SELECTED FINANCIAL DATA
The table below summarizes selected financial information (dollars in millions, except per share data). For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. "Financial Statements and Supplementary Data." After our merger with GM, AmeriCredit Corp. ("Predecessor") was renamed General Motors Financial Company, Inc. ('Successor") and the "Selected Financial Data" for periods preceding and succeeding the merger with GM have been derived from the consolidated financial statements of the Predecessor and the Successor. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect the application of purchase accounting.

		Successor				Predecessor
		Years Ended December 31,			Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30,
	2014	2013	2012	2011			2010
Operating Data
Finance charge income	$3,475	$2,563	$1,594	$1,247	$264	$342	$1,432
Leased vehicle income	1,090	595	289	98	5	16	44
Other revenue	289	186	77	65	12	14	47
Total revenue	$4,854	$3,344	$1,960	$1,410	$281	$372	$1,523
Net income	$537	$566	$463	$386	$74	$51	$221
Basic earnings per share	(a)	(a)	(a)	(a)	(a)	$0.38	$1.65
Diluted earnings per share	(a)	(a)	(a)	(a)	(a)	$0.37	$1.60
Diluted weighted-average shares	(a)	(a)	(a)	(a)	(a)	140,302,755	138,179,945
Other Data
Consumer loan origination volume	$15,084	$9,597	$5,579	$5,085	$935	$959	$2,138
Consumer lease origination volume	$6,169	$2,830	$1,343	$987	$10	$—	$—

	Successor
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Balance Sheet Data
Cash and cash equivalents	$2,974	$1,074	$1,289	$572	$195
Finance receivables, net	$33,000	$29,282	$10,998	$9,162	$8,197
Leased vehicles, net	$7,060	$3,383	$1,703	$809	$47
Total assets	$47,724	$37,990	$16,197	$13,043	$10,919
Secured debt	$25,214	$22,073	$9,378	$8,037	$6,960
Unsecured debt	$12,217	$6,973	$1,500	$501	$72
Total liabilities	$40,332	$31,705	$11,818	$9,120	$7,389
Shareholder's equity	$7,392	$6,285	$4,379	$3,923	$3,530
_________________

(a)	As a result of the merger with GM, our common stock is owned by a single holder and is no longer publicly traded; therefore, earnings per share is no longer required.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of our parent, GM. We conduct our business generally in two segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. On January 2, 2015, we completed a transaction under which we acquired Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was approximately $1.0 billion, subject to certain post-closing adjustments. Also effective on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC for a purchase price of approximately $120 million, subject to certain post-closing adjustments. Payment of the purchase price for this 5% equity interest is subject to certain regulatory approvals and is due from SAIC FC to us by May 5, 2015. As a result of these transactions, we now own a 35% equity interest in SAIC-GMAC.
North America Operations
Consumer
Our automobile finance programs in the North America Segment include sub-prime lending and full credit spectrum leasing and, more recently, prime lending, offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low mileage used vehicles.
We are currently seeking to expand our leasing and prime lending programs through GM-franchised dealers in North America and anticipate that leasing and prime lending will become an increasing percentage of our originations and consumer portfolio balance over time.
Commercial
Our commercial lending products are offered primarily to GM-franchised dealers and consist predominantly of loans to finance vehicle inventory, also known as wholesale or floorplan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital and to purchase and/or finance dealership real estate.
International Operations
Consumer
The consumer lending programs in our International Segment focus on financing prime quality consumers purchasing new GM vehicles. Additionally, we recently began to offer an operating lease product in select markets. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage. We also finance select used vehicles.
Commercial
Commercial products offered primarily to GM-franchised dealers include new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans. Other commercial products include fleet financing and storage center financing.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, and through the issuance of unsecured debt in the public markets. We seek to fund our operations through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of debt capital and securitization markets in each country. Our Latin American operations are entirely funded locally. Our European operations obtain most of their funding from local sources, but also borrow funds from affiliated companies.

GM provides us with financial resources through a tax sharing agreement, which effectively defers up to $1.0 billion in taxes that we would otherwise be required to pay to GM on the statutory tax payment due dates. Refer to Note 14 - "Income Taxes" for more information. GM also provides us with financial resources through a $1.0 billion unsecured intercompany revolving credit facility (the "GM Junior Subordinated Revolving Credit Facility"), which replaced an existing $600 million intercompany credit facility with GM.
In October 2014, GM amended its two primary unsecured revolving credit facilities, increasing GM's aggregate borrowing capacity from $11.0 billion to $12.5 billion. These facilities consist of a three-year, $5.0 billion facility and a five-year, $7.5 billion facility. We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities, and none of our or our subsidiaries' assets secure these facilities.
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
Consumer Finance Receivables and the Allowance for Loan Losses
Our finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition finance receivables portfolio is comprised of (i) finance receivables originated in North America prior to our merger with GM, all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables.
The post-acquisition finance receivables portfolio is comprised of (i) finance receivables originated in North America since our merger with GM, (ii) finance receivables originated in the international operations since the applicable acquisition dates and (iii) finance receivables that were considered to have had no deterioration in credit quality that were acquired with the international operations. The post-acquisition portfolio is expected to grow over time as we originate new receivables.
Pre-Acquisition Finance Receivables
Following our merger with GM and the acquisition of the international operations, we further divided the pre-acquisition finance receivables into multiple pools based on common risk characteristics. Through acquisition accounting adjustments, the allowance for loan losses that existed at the merger with GM and the international operations acquisition dates was eliminated, and the receivables were adjusted to fair value. The pre-acquisition finance receivables were acquired at a discount, which contains two components: a non-accretable difference and an accretable yield. A non-accretable difference is the excess of contractually required payments (undiscounted amount of all uncollected contractual principal and interest payments, both past due and scheduled for the future) over the amount of cash flows, considering the impact of defaults and prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of defaults and prepayments, expected to be collected over the initial investment in the loans, which at the merger with GM and the international operations acquisition dates was fair value. The accretable yield is recorded as finance charge income over the life of the acquired receivables.
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
The finance receivables acquired with the international operations that were considered to have no deterioration in credit quality at the time of acquisition were recorded at fair value, resulting in a discount. The purchase discount will accrete to income over the life of the receivables, based on contractual cash flows, using the effective interest method. Provisions for loan losses are charged to operations in amounts equal to net credit losses for the period. Any subsequent deterioration in the performance of the acquired receivables will result in an incremental provision for loan losses.
We believe that the allowance for loan losses on consumer finance receivables is adequate to cover probable losses inherent in our post-acquisition consumer finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs on the post-acquisition portfolio over the loss confirmation period would increase the allowance for loan losses at December 31, 2014 by $58 million and $115 million.
Net credit losses, which is the sum of the write-offs of contractual amounts on the pre-acquisition portfolio and the charge-offs on the post-acquisition portfolio, is a non-U.S. Generally Accepted Accounting Principle ("U.S. GAAP") measure. See "Credit Quality - Credit Losses - non-U.S. GAAP measure" for a reconciliation of charge-offs to total credit losses on the combined portfolio.
Commercial Finance Receivables and Allowance for Loan Losses
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. For the International Segment, we established the allowance for loan losses based on historical loss experience. Since we began offering commercial lending in the North America Segment in 2012, we performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Based upon our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.
Upon the sale or lease of a financed vehicle, the dealer must repay the advance on the vehicle according to the repayment terms. Typically, the dealer has two to ten business days to repay an advance on a vehicle, depending on the timing of the receipt of the vehicle proceeds. These repayment terms may vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale or lease.
We believe that the allowance for loan losses for commercial finance receivables is adequate to cover probable losses inherent in our portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs on the commercial finance receivable portfolio over the loss confirmation period would increase the allowance for loan losses at December 31, 2014 by $4 million and $8 million.
Expected losses on our commercial loans are lower than expected losses on our consumer loans because the consumer loan portfolio in North America is primarily sub-prime, and the commercial loans both in the North America and International Segments, are to dealerships and are generally high quality. Additionally, commercial loans are secured not only by the financed vehicles, but also other dealership assets and often the continuing personal guarantee of the dealership's ownership. In addition, to minimize our risk upon a dealer default, the manufacturers are generally obligated to repurchase new vehicle inventory according to manufacturer or state parameters, thus potentially reducing any loss due to dealer default.
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
In addition to estimating the residual value at lease termination, we also evaluate the carrying value of the operating lease assets, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset.

Our depreciation methodology on operating lease assets considers our expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (i) estimated market value information obtained and used by management in estimating residual values, (ii) proper identification and estimation of business conditions, (iii) our end-of-term, grounding and remarketing abilities and (iv) vehicle and marketing programs of our parent company. Changes in these assumptions could have a significant impact on the value of the lease residuals.
Goodwill
The excess of the purchase price over the fair value of the net assets acquired by GM was recorded as goodwill, and was attributed to the North America reporting unit, which was our only reporting unit at that time. With the acquisition of the international operations, we added two additional reporting units: Latin America and Europe. The excess of the purchase price of the acquisition of the international operations over the fair value of the net assets acquired was all attributed to the Latin America reporting unit.
If the fair value of any reporting unit is less than the carrying amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we perform a second step of the impairment test. In the second step, we compare the goodwill amount reflected in the balance sheet to the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. During 2014 and 2013, we performed our annual goodwill impairment testing as of October 1 for each reporting unit. During 2012, we performed our annual goodwill impairment testing as of October 1 for our single reporting unit, North America. No impairment charges were recognized to either the North America or the Latin America reporting unit in the years ended December 31, 2014, 2013 or 2012. Refer to Note 3 - "Goodwill," of the consolidated financial statements included in this Form 10-K for additional information.
We determined the fair value of each reporting unit with consideration to valuations under the market approach and the income approach. The income approach evaluates the cash flow of the reporting unit over a specified time, discounted at an appropriate market rate to arrive at an indication of the most probable selling price. Factors contributing to the determination of the reporting unit's operating performance were historical performance and management's estimates of future performance.
The following table reflects certain key estimates and assumptions used in our 2014 impairment testing of the North America reporting unit, which represents 89% of our goodwill balance:

Market approach assumptions:
Trailing-twelve months' earnings multiple	9.4x
Forward earnings multiple	8.9x
Weighting applied	25%
Income approach assumptions:
Cost of equity	9.2%
Targeted equity-to-earning assets ratio	10.5% declining to 7.5%
Weighting applied	75%
The results of the first step of the impairment test indicated that the fair value exceeded the carrying value of the North America reporting unit by 59%, and was not necessary to perform the second step analysis. If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

Income Taxes
In our stand-alone financial statements, we account for income taxes on a separate return basis using an asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statements' carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards.
We are subject to income tax in the U.S. and various other state and foreign jurisdictions. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. As referred to in Note 14 - "Income Taxes", we have a tax sharing agreement with GM for our U.S. operations.

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
We evaluate the need for deferred tax asset valuation allowances based on a more-likely-than-not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax-planning strategies.
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
We have recorded gross deferred tax assets reflecting the expected tax benefits of operating loss carry forwards, tax credits and reversing temporary differences as disclosed in Note 14 - "Income Taxes". Realization of this deferred tax asset is dependent, in part, on generating sufficient taxable income in certain jurisdictions in future tax periods. If we continue to generate sufficient pretax income in future periods the deferred tax asset, net of the existing valuation allowance, should be realizable in the future. This judgment could be significantly impacted in the near term if estimates of future taxable income are reduced due to unforeseen events or changes in market conditions. If changes were to occur in future periods, it is possible that management could conclude that an additional valuation allowance is necessary.
We have not recognized a deferred tax liability on the undistributed earnings of foreign subsidiaries as allowed under the indefinite reversal criterion of Accounting Standards Codification ("ASC") 740. Due to our strategy of funding locally, these amounts are considered to be indefinitely invested based on specific plans for reinvestment of these earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the U.S. We have previously taxed income ("PTI") that may be remitted with no U.S. federal income tax consequences and PTI is not subject to our indefinite reinvestment policy in most of our entities.

RESULTS OF OPERATIONS
Year Ended December 31, 2014 as compared to
Year Ended December 31, 2013
Unless otherwise noted, the increases in the amounts presented for the International Segment for 2014 compared to 2013 are primarily due to the timing of the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired on October 1, 2013.
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Years Ended December 31,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Average consumer finance receivables	$12,205	$12,568	$24,773	$11,335	$6,459	$17,794	$6,979	39.2%
Average commercial finance receivables	2,384	4,653	7,037	1,164	2,997	4,161	2,876	69.1%
Average finance receivables	14,589	17,221	31,810	12,499	9,456	21,955	9,855	44.9%
Average leased vehicles, net	4,867	7	4,874	2,599	3	2,602	2,272	87.3%
Average earning assets	$19,456	$17,228	$36,684	$15,098	$9,459	$24,557	$12,127	49.4%
In the North America Segment, average consumer finance receivables increased $870 million, primarily because loan originations exceeded portfolio liquidation through payments and defaults. We purchased $6.8 billion and $5.1 billion of consumer finance receivables in the North America Segment during 2014 and 2013. The average new consumer loan size increased to $23,149 for 2014 from $21,494 in 2013. The average annual percentage rate for consumer finance receivables purchased during 2014 decreased to 11.6% from 13.4% during 2013. The increase in average loan size and decrease in average annual percentage rate are both primarily due to higher volumes of new car originations, which typically are higher priced than used cars, and have lower contractual rates due to the rate subvention provided by GM, as well as the introduction of prime lending programs.
In the North America Segment, average commercial finance receivables increased $1.2 billion, primarily due to the continued ramp-up in business since the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in the business since that time.
Average leased vehicles, net, increased $2.3 billion. We purchased $6.2 billion and $2.8 billion of leased vehicles during 2014 and 2013. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases as well as an increase in our share of GM's business.

Revenue:
Revenues were as follows (dollars in millions):

	Years Ended December 31,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Finance charge income:
Consumer finance receivables	$1,687	$1,376	$3,063	$1,680	$612	$2,292	$771	33.6%
Commercial finance receivables	$74	$338	$412	$37	$234	$271	$141	52.0%
Leased vehicle income	$1,085	$5	$1,090	$591	$4	$595	$495	83.2%
Other income	$63	$226	$289	$68	$118	$186	$103	55.4%
In the North America Segment, finance charge income on consumer finance receivables was flat for 2014, compared to 2013. Finance charge income resulting from the increase in average consumer finance receivables was offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 13.8% for 2014, from 14.8% for 2013, primarily due to a decrease in the average annual percentage rate on new originations as well as a reduced yield impact from accretion on the pre-acquisition portfolio. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM, as well as the impact of excess cash flows transferred from non-accretable difference to accretable yield, which impact has decreased over time with the amortization of the pre-acquisition portfolio.
The increases in commercial finance charge income and lease vehicle income reflect the increases in the respective portfolios.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Years Ended December 31,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Amount	%
Operating expenses	$542	$620	$1,162	$442	$328	$770	$392	50.9%
Leased vehicle expenses	$843	$4	$847	$451	$2	$453	$394	87.0%
Provision for loan losses	$472	$132	$604	$393	$82	$475	$129	27.2%
Interest expense(a)	$551	$875	$1,426	$421	$300	$721	$705	97.8%
Acquisition and integration expenses	$—	$—	$—	$—	$42	$42	$—	—%
_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 17 - "Segment Reporting and Geographic Information" in our consolidated financial statements in this Form 10-K.

Operating Expenses
In the North America Segment, the increase in operating expenses reflects the growth in earning assets and investments to support our prime lending program and enhance our lease origination and servicing capabilities. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits, as well as related employment taxes. These expenses represented 75.3% and 73.4% of total operating expenses for 2014 and 2013. Operating expenses as an annualized percentage of average earning assets were 2.8% for 2014 compared to 2.9% for 2013.
Leased Vehicle Expenses
Leased vehicle expenses increased due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.

Provision for Loan losses
Provision for losses on consumer finance receivables are charged to income to bring our allowance for loan losses to a level that management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for 2014 and 2013 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. In the North America Segment, the provision for consumer loan losses increased to $468 million for 2014 from $380 million for 2013, primarily as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 4.0% and 3.6% for 2014 and 2013.
The provision for loan losses on commercial finance receivables in the North America Segment decreased to $4 million for 2014 from $13 million for 2013 primarily due to a decrease in the level of allowance that has been determined to be adequate to absorb inherent losses in the portfolio. In the International Segment, the provision was $(13) million for 2014 and $30 million for 2013. The decrease in provision was primarily due to the release in 2014 of $12 million in specific reserves against commercial loans to Chevrolet dealers in Europe. The specific reserve was established in 2013 following GM’s decision to discontinue the Chevrolet brand in Europe; however, the related portfolio has been substantially repaid, with insignificant losses.
Interest Expense
In the North America Segment, interest expense increased primarily as a result of an increase in average debt outstanding to $18.9 billion, from $14.3 billion. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. The effective rate of interest on our debt was 2.9% and 3.0% for 2014 and 2013.
Taxes
Our consolidated effective income tax rate was 34.0% and 35.9% for 2014 and 2013. The decrease in the effective income tax rate is primarily related to settlements with various tax authorities during 2014 in multiple jurisdictions.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(430) million and $11 million for 2014 and 2013. Most of the international operations use functional currencies other than the U.S. dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The change in other comprehensive (loss) income is primarily due to decreases in the values of the Brazilian Real and the Euro in relation to the U.S Dollar.

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
Average consumer finance receivables increased $914 million, primarily because loan originations exceeded portfolio liquidation through payments and defaults. We purchased $5.1 billion and $5.6 billion of consumer finance receivables in the North America Segment during 2013 and 2012. The average new consumer loan size increased to $21,494 for 2013 from $21,270 for 2012. The average annual percentage rate for consumer finance receivables purchased during 2013 decreased to 13.4% from 14.1% during 2012, primarily due to pricing adjustments driven by lower cost of funds.
Average commercial finance receivables increased $1.0 billion, primarily due to the introduction of our commercial lending platform in April 2012 and dealer conquests and related origination growth in that business since that time.
Average leased vehicles, net, increased $1.3 billion. We purchased $2.8 billion and $1.3 billion of leased vehicles during 2013 and 2012. The increase in leased vehicles purchased was a result of GM's overall increased market penetration in leases and the success of our lease product offering to achieve and maintain a significant minority share of GM's business.
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
Leased vehicle income increased by 104.5% to $591 million for 2013 from $289 million for 2012 due to the increased size of the leased asset portfolio.
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
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for 2013 and 2012 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. The provision for consumer loan losses increased to $380 million for 2013 from $298 million for 2012 as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.6% for 2013 and 4.1% for 2012.
The provision for loan losses on commercial finance receivables was $13 million for 2013 and $6 million for 2012 due to the increased size of the commercial loan portfolio.
Interest Expense
Interest expense increased to $421 million for 2013 from $283 million for 2012. The increase was primarily as a result of an increase in average debt outstanding to $14.3 billion for 2013 from $9.5 billion for 2012. The increase in debt was due to funding requirements for growth in the loan and lease portfolio, as well as for the acquisition of the international operations. Our effective rate of interest on our debt was 3.0% for both 2013 and 2012.

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
CREDIT QUALITY
Consumer Finance Receivables
In the North America Segment, we have historically provided financing primarily to high-risk borrowers and therefore anticipate a corresponding high level of delinquencies and charge-offs. In the International Segment, the consumer financing we provide is generally to borrowers with prime credit and considered lower-risk; therefore, we expect correspondingly lower levels of delinquencies and charge-offs than in the North America Segment.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	December 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Pre-acquisition consumer finance receivables - outstanding balance	$361	$147	$508	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$313	$146	$459	$826	$348	$1,174
Post-acquisition consumer finance receivables, net of fees	13,048	12,116	25,164	10,562	11,394	21,956
	13,361	12,262	25,623	11,388	11,742	23,130
Less: allowance for loan losses	(577)	(78)	(655)	(468)	(29)	(497)
Total consumer finance receivables, net	$12,784	$12,184	$24,968	$10,920	$11,713	$22,633
Number of outstanding contracts	788,833	1,458,362	2,247,195	725,797	1,224,845	1,950,642
Average amount of outstanding contracts (in dollars)(a)	$16,999	$8,409	$11,424	$15,835	$9,599	$11,919
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees	4.4%	0.6%	2.6%	4.4%	0.3%	2.3%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts. The decrease in the average amount of outstanding contracts in the International Segment is primarily due to changes in foreign currency exchange rates.

The allowance for loan losses for the North America Segment as a percentage of post-acquisition consumer finance receivables, net of fees at December 31, 2014, was consistent with the level at December 31, 2013. The allowance for the acquired international receivables was eliminated in acquisition accounting at the acquisition dates. As a result, the allowance at December 31, 2014 for the International Segment represents an estimate of losses inherent in only the receivables originated since the acquisition dates. The allowance for losses for the International Segment will grow over time as the post-acquisition loan balance grows. However, the allowance for losses for the International Segment is expected to be much less than that for the North America Segment due to the higher credit quality of its originations.
Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	December 31, 2014				December 31, 2013
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$994	$89	$1,083	4.2%	$858	$94	$952	4.1%
Greater than 60 days	328	104	432	1.7	296	112	408	1.7
	1,322	193	1,515	5.9	1,154	206	1,360	5.8
In repossession	36	4	40	0.2	38	3	41	0.2
	$1,358	$197	$1,555	6.1%	$1,192	$209	$1,401	6.0%
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
Delinquencies in the North America Segment remained relatively flat, at 9.9% at December 31, 2014 compared to 10.0% at December 31, 2013. Our customer base in the International Segment is primarily prime; therefore, delinquency levels are much lower, with 1.5% and 1.8% in delinquencies at December 31, 2014 and 2013.
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
Due to the nature of our sub-prime consumer base in the North America Segment and policies and guidelines of the deferral program, which policies and guidelines have not changed materially in several years, approximately 50% to 60% of accounts historically comprising the sub-prime consumer finance receivables in the North America Segment receive a deferral at some point in the life of the account.
An account for which all delinquent payments are deferred or paid in a deferment transaction is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 6.4% for 2014 and 2013.

The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	December 31, 2014	December 31, 2013
Never deferred	76.1%	74.7%
Deferred:
1-2 times	19.8	21.6
3-4 times	4.1	3.7
Total deferred	23.9	25.3
Total	100.0%	100.0%
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
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in millions):

	Years Ended December 31,
	2014			2013			2012
	North America(a)	International	Total	North America(a)	International	Total	North America(a)
Charge-offs	$776	$138	$914	$584	$54	$638	$304
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	63	6	69	154	13	167	305
Total credit losses	$839	$144	$983	$738	$67	$805	$609
_________________

(a)	Total credit losses in the North America Segment is comprised of the sum of repossession credit losses and mandatory credit losses.

The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolios) with respect to our consumer finance receivables portfolio (dollars in millions):

	Years Ended December 31,
	2014			2013			2012
	North America	International(a)	Total	North America	International(a)	Total	North America
Repossession credit losses	$812	$144	$956	$720	$67	$787	$590
Less: recoveries	(465)	(56)	(521)	(427)	(35)	(462)	(353)
Mandatory credit losses(b)	27	—	27	18	—	18	19
Net credit losses	$374	$88	$462	$311	$32	$343	$256
Net annualized credit losses as a percentage of average consumer finance receivables(c)	3.1%	0.7%	1.9%	2.7%	0.5%	1.9%	2.5%
Recoveries as a percentage of gross repossession credit losses	57.3%			59.3%			59.8%
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
Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	December 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$3,180	$4,892	$8,072	$1,975	$4,725	$6,700
Less: allowance for loan losses	(21)	(19)	(40)	(17)	(34)	(51)
Total commercial finance receivables, net	$3,159	$4,873	$8,032	$1,958	$4,691	$6,649
Number of dealers	489	2,147	2,636	309	2,646	2,955
Average carrying amount per dealer	$6	$2	$3	$6	$2	$2
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.7%	0.4%	0.5%	0.9%	0.7%	0.8%
At December 31, 2014 and 2013, there were no outstanding commercial finance receivables classified as TDRs.
There were no charge-offs of commercial finance receivables during 2014 and 2012 and $5 million during 2013. Substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2014 and 2013.
Leased Vehicles
At December 31, 2014 and 2013, 98.3% and 98.4% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default increased to $58 million for 2014 from $28 million for 2013 and $8 million for 2012, mainly due to the increase in size of the lease portfolio.

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
In the North America Segment, our purchase and funding of finance receivables and lease vehicles were financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, our strategy is to obtain long-term financing for consumer and commercial finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
In the International Segment, our purchase and funding of finance receivables are typically financed with borrowings on secured and unsecured credit facilities. In certain countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K., we obtain permanent financing through securitization transactions. In addition, in September 2014, we established a Euro medium term note program, listed on the Irish Stock Exchange, in order for us to raise unsecured debt in the international capital markets through the issuance of notes with different maturities and in different currencies.
Liquidity
Our available liquidity consists of the following (in millions):

	December 31, 2014	December 31, 2013
Cash and cash equivalents (a)	$2,974	$1,074
Borrowing capacity on unpledged eligible assets	4,808	1,650
Borrowing capacity on committed unsecured lines of credit	558	615
Borrowing capacity on GM Junior Subordinated Revolving Credit Facility	1,000	—
Borrowing capacity on GM Related Party Credit Facility	—	600
Available liquidity	$9,340	$3,939
_________________

(a)
Includes $691 million and $659 million in unrestricted cash outside of the U.S. at December 31, 2014 and 2013. This cash is considered to be indefinitely invested based on specific plans for reinvestment.

The increase in liquidity during 2014 is due primarily to the issuance of $4.5 billion in senior notes as well as a $700 million capital contribution from GM. On January 2, 2015 we utilized $1.0 billion of our liquidity for the acquisition of Ally Financial's equity interest in SAIC-GMAC. In addition, in September 2014, we and GM entered into the Support Agreement which, among other things, contains certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with the $1.0 billion unsecured intercompany GM Junior Subordinated Revolving Credit Facility, which replaced an existing $600 million credit facility with GM.
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

At December 31, 2014, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$15,781	$5,257
Revolving commercial asset-secured facilities(b)	3,031	1,783
Total secured	18,812	7,040
Unsecured committed facilities(c)	1,327	769
Unsecured uncommitted facilities(d)	—	2,205
Total unsecured	1,327	2,974
GM Junior Subordinated Revolving Credit Facility	1,000	—
Total	$21,139	$10,014
Acquisition accounting discount		(12)
		$10,002
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $215 million in unused borrowing capacity on these facilities at December 31, 2014.

See Note 7 - "Debt" to our consolidated financial statements in this Form 10-K for further discussion of the terms of our revolving credit facilities.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured debt agreements. Additionally, certain of our secured revolving credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of December 31, 2014, we were in compliance with all covenants related to our secured revolving credit facilities.
Securitization Notes Payable
Among other sources of funding, we seek to finance our consumer and commercial finance receivables and leases through public and private term securitization transactions, where the debt capital and securitization markets are sufficiently developed. The proceeds from the transactions were primarily used to repay borrowings outstanding under our revolving credit facilities.

A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Issuance Amounts (b)			Note Balance At December 31, 2014
2007	June 2018			$74			$59
2010	November 2017	-	April 2018	$200	-	$850	214
2011	July 2018	-	December 2019	$800	-	$1,000	902
2012	June 2016	-	July 2020	$183	-	$1,300	3,609
2013	March 2016	-	October 2021	$212	-	$1,107	4,188
2014	March 2019	-	September 2022	$444	-	$1,400	9,219
Total active securitizations							18,191
Acquisition accounting discount							(5)
							$18,186
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIE's that meet the requirements to be consolidated in our financial statements. See Note 8 - "Variable Interest Entities" to our consolidated financial statements in this Form 10-K for further discussion.
Senior Notes and Other Unsecured Debt
We periodically access the public capital markets through the issuance of senior unsecured notes. At December 31, 2014 we had $8.4 billion in senior unsecured notes outstanding.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding instruments. At December 31, 2014 we had $793 million of this type of unsecured debt outstanding.
Subsequent to December 31, 2014, our top-tier holding company issued an additional $2.0 billion in fixed rate senior notes, of which $1.0 billion are due in January 2020 and $1.0 billion are due in January 2025. Interest rates on the respective tranches are 3.15% and 4.0%, payable semiannually. In addition, we issued $250 million in floating rate senior notes which are due in January 2020. The interest rate, which is reset quarterly, is equal to three-month LIBOR plus 1.56%.
Contractual Obligations
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$21	$17	$16	$12	$6	$3	$75
Secured debt	11,880	7,296	4,353	1,331	371	—	25,231
Unsecured debt	2,611	1,881	2,902	1,335	1,489	2,000	12,218
Total expected interest payments	955	772	399	205	117	199	2,647
	$15,467	$9,966	$7,670	$2,883	$1,983	$2,202	$40,171
At December 31, 2014, we had liabilities associated with uncertain tax positions of $220 million, including penalties and interest. The amount of judicial deposits that reduce our uncertain tax positions liability in the consolidated balance sheet is $108 million as of December 31, 2014. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.
Under our tax sharing arrangement with GM, we are responsible for our tax liabilities as if we filed separate returns. As of December 31, 2014, we have an accrued liability of $636 million to GM. Expected payments are $258 million in 2016, $87 million in 2017 and $291 million in 2018, unless any expected payments are converted to capital contributions. Refer to Note 14 - "Income Taxes" for more information.

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
Market Risk
Interest Rate Risk
Fluctuations in market interest rates can affect our gross interest rate spread, which is the difference between: (1) interest earned on finance receivables; and (2) interest paid on debt. Typically our consumer finance receivables bear fixed interest rates and are funded by variable or fixed rate debt. Typically, our commercial finance receivables bear variable interest rates and are funded by variable rate debt. The variable rate debt is subject to adjustments to reflect prevailing market interest rates. To help mitigate interest rate risk or mismatched funding, we may employ hedging strategies to lock in the interest rate spread.
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
Swap Agreements. We may use interest rate swap agreements to convert the variable rate exposures to a fixed rate ("pay rate") and receive a floating or variable rate ("receive rate"), thereby locking in the gross interest rate spread we earn. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Interest rate swap agreements that are not designated as hedges are included in other assets or other liabilities on the consolidated balance sheets. We currently do not have any interest rate swap agreements designated as hedges.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2014 (dollars in millions):

Years Ending December 31,	2015	2016	2017	2018	2019	Thereafter	Fair Value
Assets:
Consumer finance receivables
Principal amounts	$10,440	$7,336	$4,551	$2,308	$968	$382	$25,541
weighted-average annual percentage rate	10.26%	10.45%	10.56%	10.82%	11.04%	11.21%
Commercial finance receivables
Principal amounts	$7,773	$81	$71	$93	$90	$51	$8,032
Weighted-average annual percentage rate	6.12%	4.62%	4.41%	6.63%	4.39%	4.67%
Interest rate swaps
Notional amounts	$636	$539	$388	$76	$13	$—	$6
Average pay rate	1.76%	1.68%	1.95%	3.63%	5.18%	—%
Average receive rate	1.34%	1.43%	1.90%	3.98%	6.19%	—%
Interest rate caps purchased
Notional amounts	$469	$570	$566	$197	$69	$252	$6
Average strike rate	3.38%	3.21%	3.12%	3.14%	3.18%	3.20%
Liabilities:
Secured Debt:
Revolving credit facilities
Principal amounts	$4,532	$1,593	$757	$141	$17	$—	$6,991
Weighted-average effective interest rate	4.36%	5.92%	6.34%	8.63%	8.87%	—%
Securitization notes payable
Principal amounts	$7,348	$5,703	$3,596	$1,190	$354	$—	$18,237
Weighted-average effective interest rate	1.94%	1.86%	2.04%	2.50%	3.06%	—%
Unsecured Debt:
Senior notes
Principal amounts	$—	$1,000	$2,795	$1,250	$1,405	$2,000	$8,707
Weighted-average effective interest rate	—%	2.75%	3.56%	4.65%	2.80%	4.33%
Credit facilities other unsecured debt
Principal amounts	$2,611	$881	$107	85	$84	$—	$3,772
Weighted-average effective interest rate	10.33%	9.70%	5.64%	5.14%	5.14%	—%
Interest rate swaps
Notional amounts	$1,533	$2,207	$1,397	$459	$31	$—	$39
Average pay rate	1.06%	0.98%	1.02%	1.21%	1.97%	—%
Average receive rate	0.56%	0.53%	0.67%	0.99%	1.94%	—%
Interest rate caps sold
Notional amounts	$292	$456	$537	$197	$69	$253	$6
Average strike rate	3.12%	3.13%	3.10%	3.14%	3.18%	3.19%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2013 (dollars in millions):

Years Ending December 31,	2014	2015	2016	2017	2018	Thereafter	Fair Value
Assets:
Consumer finance receivables
Principal amounts	$9,576	$6,642	$4,162	$2,050	$820	$290	$22,652
Weighted-average annual percentage rate	10.76%	10.97%	11.17%	11.73%	12.28%	12.80%
Commercial finance receivables
Principal amounts	$6,381	$22	$25	$94	$117	$6	$6,649
Weighted-average annual percentage rate	6.71%	4.73%	4.59%	4.50%	7.40%	5.69%
Interest rate swaps
Notional amounts	$1,079	$683	$373	$231	$56	$—	$11
Average pay rate	1.79%	1.62%	1.44%	1.12%	0.48%	—%
Average receive rate	1.43%	1.88%	2.61%	2.84%	0.98%	—%
Interest rate caps purchased
Notional amounts	$401	$294	$245	$199	$114	$145	$7
Average strike rate	3.32%	3.28%	3.22%	3.12%	3.20%	3.00%
Liabilities:
Secured Debt:
Revolving credit facilities
Principal amounts	$6,297	$1,699	$796	$224	$19	$—	$8,995
Weighted-average effective interest rate	4.95%	6.39%	6.39%	8.17%	8.34%	—%
Securitization notes payable
Principal amounts	$5,218	$4,084	$2,321	$1,114	$348	$—	$13,175
Weighted-average effective interest rate	1.91%	2.12%	2.40%	2.71%	2.88%	—%
Unsecured Debt:
Senior notes
Principal amounts	$—	$—	$1,000	$1,000	$1,250	$750	$4,106
Weighted-average effective interest rate	—%	—%	2.75%	4.75%	4.65%	4.25%
Credit facilities and other unsecured debt
Principal amounts	$2,108	$706	$90	$—	$76	$—	$2,972
Weighted-average effective interest rate	9.68%	8.82%	6.48%	—%	5.64%	—%
Interest rate swaps
Notional amounts	$1,452	$1,414	$870	$489	$41	$—	$17
Average pay rate	1.20%	1.06%	0.97%	0.78%	0.40%	—%
Average receive rate	0.84%	0.96%	1.39%	1.63%	1.14%	—%
Interest rate caps sold
Notional amounts	$283	$222	$243	$199	$114	$145	$7
Average strike rate	3.11%	3.21%	3.23%	3.12%	3.20%	3.00%
Finance receivables, both consumer and commercial, are estimated to be realized by us in future periods using discount rate, prepayment and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Revolving credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes, credit facilities and other unsecured debt principal amounts have been classified based on maturity.
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

Foreign Currency Exchange Rate Risk
Our policy is to finance receivables and lease assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we typically use foreign currency swaps to convert substantially all of our foreign currency debt obligations to the local currency of the receivables and leased assets, and minimize any impact to earnings. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income.
The following table summarizes the amounts of foreign currency translation and transaction and remeasurement losses (dollars in millions):

	Year Ended December 31,
	2014	2013
Foreign currency translation losses (gains) recorded in accumulated other comprehensive loss	$430	$(11)
Losses (gains) resulting from foreign currency transactions and remeasurements recorded in earnings	$170	$(151)
(Gains) losses resulting from foreign currency exchange swaps recorded in earnings	(163)	149
Net losses (gains) resulting from foreign currency exchange recorded in earnings	$7	$(2)
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The foreign currency translation losses in 2014 were primarily due to decreases in the values of the Brazilian Real and the Euro in relation to the U.S Dollar.
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
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Financial Company, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
February 4, 2015

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$2,974	$1,074
Finance receivables, net (Note 4) ($23,109 and $21,781 in VIEs; Note 8)	33,000	29,282
Leased vehicles, net (Note 6) ($4,595 and $1,803 in VIEs; Note 8)	7,060	3,383
Restricted cash (Note 5)	2,071	1,958
Goodwill (Note 3)	1,244	1,240
Property and equipment, net of accumulated depreciation of $59 and $38	172	132
Deferred income taxes (Note 14)	341	359
Related party receivables	384	129
Other assets	478	433
Total assets	$47,724	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt (Note 7) ($22,794 and $19,448 in VIEs; Note 8)	$25,214	$22,073
Unsecured debt (Note 7)	12,217	6,973
Accounts payable and accrued expenses	1,002	946
Deferred income	392	168
Deferred income taxes (Note 14)	20	87
Taxes payable	234	287
Related party taxes payable	636	643
Related party payables	433	368
Other liabilities	184	160
Total liabilities	40,332	31,705
Commitments and contingencies (Note 11)
Shareholder's equity:
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 and 502 shares issued	—	—
Additional paid-in capital	5,799	4,785
Accumulated other comprehensive (loss) income (Note 18)	(433)	11
Retained earnings	2,026	1,489
Total shareholder's equity	7,392	6,285
Total liabilities and shareholder's equity	$47,724	$37,990
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2014	2013	2012
Revenue
Finance charge income	$3,475	$2,563	$1,594
Leased vehicle income	1,090	595	289
Other income	289	186	77
Total revenue	4,854	3,344	1,960
Costs and expenses
Salaries and benefits	614	448	298
Other operating expenses	548	322	100
Total operating expenses	1,162	770	398
Leased vehicle expenses	847	453	211
Provision for loan losses	604	475	304
Interest expense	1,426	721	283
Acquisition and integration expenses	—	42	20
Total costs and expenses	4,039	2,461	1,216
Income before income taxes	815	883	744
Income tax provision (Note 14)	278	317	281
Net income	537	566	463
Other comprehensive income
Unrealized losses on cash flow hedges	—	—	(3)
Defined benefit plans, net	(14)	3	—
Foreign currency translation adjustment	(430)	11	6
Income tax provision	—	—	1
Other comprehensive (loss) income, net	(444)	14	4
Comprehensive income	$93	$580	$467
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Common Stock Shares
Balance at the beginning of period	502	500	500
Common stock issued	3	2	—
Balance at the end of period	505	502	500
Common Stock Amount
Balance at the beginning of period	$—	$—	$—
Common stock issued	—	—	—
Balance at the end of period	$—	$—	$—
Additional Paid-in Capital
Balance at the beginning of period	$4,785	$3,459	$3,470
Stock-based compensation expense	18	10	4
Capital contributions from related party	996	1,300	—
Salary stock plan modification	—	—	(15)
Differences between tax payments due under consolidated return and separate return basis	—	16	—
Balance at the end of period	$5,799	$4,785	$3,459
Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of period	$11	$(3)	$(7)
Other comprehensive (loss) income, net of income tax	(444)	14	4
Balance at the end of period	$(433)	$11	$(3)
Retained Earnings
Balance at the beginning of period	1,489	923	$460
Net income	537	566	463
Balance at the end of period	$2,026	$1,489	$923
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$537	$566	$463
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	992	545	255
Accretion and amortization of loan and leasing fees	(363)	(88)	(53)
Amortization of carrying value adjustment	(234)	(94)	(11)
Amortization of purchase accounting adjustment	33	4	(32)
Provision for loan losses	604	475	304
Deferred income taxes	(83)	179	3
Stock-based compensation expense	19	9	4
Other	149	(171)	(11)
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	(88)	(127)	2
Accounts payable and accrued expenses	133	195	48
Taxes payable	(63)	20	8
Related party taxes payable	(7)	84	258
Related party payables	5	(39)	—
Net cash provided by operating activities	1,634	1,558	1,238
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(14,749)	(9,573)	(5,556)
Principal collections and recoveries on consumer finance receivables	10,860	7,524	4,007
Net funding of commercial finance receivables	(1,898)	(1,266)	(557)
Purchases of leased vehicles, net	(4,882)	(2,262)	(1,077)
Proceeds from termination of leased vehicles	533	217	55
Acquisition of companies, net of cash acquired	(46)	(2,615)	—
Purchases of property and equipment	(52)	(16)	(13)
Change in restricted cash	(232)	(267)	312
Change in other assets	(2)	3	(11)
Net cash used in investing activities	(10,468)	(8,255)	(2,840)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	470	—	—
Borrowings and issuance of secured debt	21,080	17,378	7,600
Payments on secured debt	(16,890)	(13,222)	(6,233)
Borrowings and issuance of unsecured debt	7,174	5,224	1,000
Payments on unsecured debt	(1,889)	(2,699)	—
Borrowings on related party line of credit	—	1,100	—
Payments on related party line of credit	—	(1,100)	—
Repayment of debt to Ally Financial	—	(1,416)	—
Capital contributions from related party	996	1,300	—
Debt issuance costs	(127)	(76)	(48)
Retirement of debt	—	—	(1)
Other	—	2	—
Net cash provided by financing activities	10,814	6,491	2,318
Net increase (decrease) in cash and cash equivalents	1,980	(206)	716
Effect of foreign exchange rate changes on cash and cash equivalents	(80)	(9)	1
Cash and cash equivalents at beginning of period	1,074	1,289	572
Cash and cash equivalents at end of period	$2,974	$1,074	$1,289
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
History and Operations
We were formed on August 1, 1986, and, since September 1992, have been in the business of providing automotive financing solutions to dealers and consumers. We have been a wholly-owned subsidiary of General Motors Company ("GM") since October 2010. We acquired Ally Financial's auto finance and financial services operations in Europe and Latin America in 2013. The aggregate consideration for these acquisitions was $3.3 billion. In addition to the purchase price, we also funded intercompany loans to certain of the entities we acquired in Europe, of which $1.4 billion was used to repay loans from Ally Financial to such European entities. The operations that we have acquired as of December 31, 2014 from Ally Financial are referred to as the "international operations." The results of operations of the acquired entities since the applicable acquisition dates are included in our financial statements for the years ended December 31, 2014 and 2013.
Additionally, on January 2, 2015, we completed a transaction under which we acquired Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was approximately $1.0 billion, subject to certain post-closing adjustments. Also effective on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC for a purchase price of approximately $120 million, subject to certain post-closing adjustments. Payment of the purchase price for this 5% equity interest is subject to certain regulatory approvals and is due from SAIC FC to us by May 5, 2015. As a result of these transactions, we now own a 35% equity interest in SAIC-GMAC. GM contributed $700 million in equity to us in December 2014 to facilitate this acquisition.
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
Generally, the financial statements of entities that operate outside of the U.S. are measured using the local currency as the functional currency. All assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and the results of operations and cash flows are determined using approximate weighted-average exchange rates for the period. Translation adjustments are related to the foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income/loss. Foreign currency transaction gains or losses are recorded directly to the consolidated statements of income and comprehensive income, regardless of whether such amounts are realized or unrealized. We may enter into foreign currency derivatives to mitigate our exposure to changes in foreign exchange rates. See Note 9 - "Derivative Financial Instruments and Hedging Activities" for further discussion.
Subsequent to the issuance of our 2013 consolidated financial statements, we identified items not properly classified in the consolidated statement of cash flows for the year ended December 31, 2013.  The adjustments to previously reported amounts within the various sections of the consolidated statement of cash flows had a net effect of decreasing net cash provided by operating activities by $148 million and decreasing net cash used in investing activities by $148 million, and were principally related to net funding of commercial finance receivables.
Net Presentation of Cash Flows Related to Commercial Finance Receivables
Our commercial finance receivables are primarily comprised of floorplan financing to dealers.  The floorplan financing loans are generally repayable by the dealer within two to 10 days after the dealer sells or leases a financed vehicle. In our experience, these loans are typically repaid in less than 90 days of when the credit is extended. Furthermore, we typically have the unilateral ability to call the loans and receive payment within 30 days of the call. Therefore, the presentation of the cash flows related to commercial finance receivables are reflected on the consolidated statements of cash flows as "Net funding of commercial finance receivables." Certain prior period amounts have been reclassified to conform to this presentation.

We have revolving debt agreements to finance our commercial lending activities. The revolving period of these agreements ranges from 6 to 18 months; however, the terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances.  When a dealer repays a floorplan receivable to us, either the amount advanced against such receivables must be repaid by us or else the equivalent amount in new receivables must be added to the borrowing base. Despite the revolving term exceeding 90 days, the actual term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within 90 days of when the credit is extended. Therefore, for 2014, the cash flows related to these revolving debt agreements are reflected on the consolidated statements of cash flows as “Net change in debt (original maturities less than three months).”
Cash Equivalents
Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.
Consumer Finance Receivables and the Allowance for Loan Losses
Our finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition finance receivables portfolio consists of (i) finance receivables originated in North America prior to the merger with GM, all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables.
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
Pre-Acquisition Finance Receivables
Following the merger with GM and the acquisition of the international operations, we further divided the pre-acquisition finance receivables into multiple pools based on common risk characteristics. Through acquisition accounting adjustments, the allowance for loan losses that existed at the merger with GM and the acquisition dates was eliminated and the receivables were adjusted to fair value. The pre-acquisition finance receivables were acquired at a discount, which contains two components: a non-accretable difference and an accretable yield. A non-accretable difference is the excess of contractually required payments (undiscounted amount of all uncollected contractual principal and interest payments, both past due and scheduled for the future) over the amount of cash flows, considering the impact of defaults and prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of defaults and prepayments, expected to be collected over the initial investment in the loans, which at the merger with GM and acquisition dates was fair value. The accretable yield is recorded as finance charge income over the life of the acquired receivables.
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
Once a pool of loans is assembled, the integrity of the pool is maintained. A loan is removed from a pool only if it is sold (other than to a consolidated VIE), paid in full or written off. Our policy is to remove a loan individually from a pool based on comparing any amount received upon disposition of the loan or underlying collateral with the contractual amount remaining due. The excess of the contractual amount remaining due over the amount received upon its disposition is absorbed by the non-accretable difference. This removal method assumes that the amount received approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no reduction in the amount of non-accretable difference for the pool because there is no difference between the amount received and the contractual amount of the loan.
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
Commercial Finance Receivables and the Allowance for Loan Losses
Our commercial lending offerings consist of floorplan financing, which are loans to finance vehicle inventory, also known as wholesale or inventory financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. For the International Segment, we established the allowance for loan losses based on historical loss experience. Since we began offering commercial lending in the North America Segment in 2012, we performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Based upon our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.

Charge-off Policy
Our policy is to charge off a consumer account in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off. In the North America Segment, we charge off accounts in repossession when the automobile is repossessed and legally available for disposition. In the International Segment, we charge off accounts when the repossession process is started. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the contract, including accrued interest. Accounts in repossession that have been charged off and have been removed from finance receivables and the related repossessed automobiles, aggregating $31 million and $27 million at December 31, 2014 and 2013, are included in other assets on the consolidated balance sheets pending sale and represent a non-cash investing activity.
Commercial finance receivables are individually evaluated and, where collectability of the recorded balance is in doubt, are written down to the fair value of the collateral less costs to sell. Commercial receivables are charged off at the earlier of when they are deemed uncollectible or reach 360 days past due.
Troubled Debt Restructurings
In evaluating whether a loan modification constitutes a TDR, our policy for consumer loans is that both of the following must exist: (i) the modification constitutes a concession; and (ii) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meet the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, we have determined that the second deferment granted by us on a consumer loan will be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy that have an interest rate or principal adjustment as part of a confirmed bankruptcy plan would also be considered TDRs. Consumer finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of expected cash flows of the receivable discounted at the loan's original effective interest rate. The entire pre-acquisition portfolio is considered to be credit-impaired and is therefore subject to Accounting Standards Codification ("ASC") 310-30. Because these pools were subject to ASC 310-30, the loans in these pools are excluded from the TDR policy.
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
In our securitizations, we transfer finance receivables or lease-related assets to SPEs structured as securitization trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.
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
Our servicing fees are not considered significant variable interests in the VIEs; however, because we also retain residual interests in the SPEs, either in the form of debt securities or equity interests, we have an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPEs. Accordingly, we are the primary beneficiary of the VIEs and are required to consolidate them within our consolidated financial statements. Therefore, the finance receivables, leasing related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. See Note 4 - "Finance Receivables," Note 7 - "Debt" and Note 8 - "Variable Interest Entities" for further information.

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
Property and Equipment
As a result of the merger with GM and acquisition of the international operations, our property and equipment was adjusted to an estimated fair market value. Subsequent to the merger with GM, property and equipment additions are carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 25 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.
Leased Vehicles
Leased vehicles consist of automobiles leased to consumers. Leased vehicles acquired since the merger with GM are carried at amortized cost less manufacturer incentives. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment when indicators of impairment exist. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.
Goodwill
The excess of the purchase price of the merger with GM over the fair value of the net assets acquired was recorded as goodwill, and was attributed to the North America reporting unit, which was our only reporting unit at that time. With the acquisition of the international operations, we added two additional reporting units: Latin America and Europe. The excess of the purchase price of the acquisition of the international operations over the fair value of the net assets acquired was all attributed to the Latin America reporting unit. We performed our annual goodwill impairment testing as of October 1, 2014 for each reporting unit. No impairment charges were recognized to either the North America or the Latin America reporting unit in the years ended December 31, 2014, 2013 or 2012.
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
We determined the fair value of each reporting unit with consideration to valuations under the market approach and the income approach. The income approach evaluates the cash flow of the reporting unit over a specified time, discounted at an appropriate market rate to arrive at an indication of the most probable selling price. Factors contributing to the determination of the reporting unit's operating performance were historical performance and management's estimates of future performance.

The following table reflects certain key estimates and assumptions used in our 2014 impairment testing of the North America reporting unit, which represents 89% of our goodwill balance:

Market approach assumptions:
Trailing-twelve months' earnings multiple	9.4x
Forward earnings multiple	8.9x
Weighting applied	25%
Income approach assumptions:
Cost of equity	9.2%
Targeted equity-to-earning assets ratio	10.5% declining to 7.5%
Weighting applied	75%
The results of the first step of the impairment test indicated that the fair value exceeded the carrying value of the North America reporting unit by 59%. It was therefore not necessary to perform the second step analysis. If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
Derivative Financial Instruments
We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.
Our special purpose finance subsidiaries are often contractually required to purchase derivative instruments, which could include interest rate cap agreements and/or interest rate swap agreements which are explained below, as credit enhancement in connection with securitization transactions and credit facilities.
We do not use derivative instruments for trading or speculative purposes.
Interest Rate Swap Agreements. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Cash flows from derivatives used to manage interest rate risk are classified as operating activities. At December 31, 2014, none of our interest rate swap agreements were designated as cash flow hedges for accounting purposes.
Interest Rate Cap Agreements. We often purchase interest rate cap agreements to limit floating rate exposures in our credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. Because the interest rate cap agreements entered into by us or our special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by us are recorded in interest expense on our consolidated statements of income and comprehensive income.
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
We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more likely than not recognition, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit).
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
Finance charge income related to commercial finance receivables is recognized using the accrual method. Accrual of finance charge income is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt about the full collectability of contractually agreed upon principal and interest exist. Payments received on non-accrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the delinquency status fully current and collection of contractual principal and interest is reasonably expected (including amounts previously charged-off) or, for TDRs, when repayment is reasonably assured based on the modified terms of the loan.
Operating lease rental income for leased vehicles is recognized on a straight-line basis over the lease term. Net deferred origination fees or costs are amortized on a straight-line basis over the term of the lease agreement.
Parent Company Stock-Based Compensation
We measure and record compensation expense for parent company stock-based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award.
Salary stock awards granted are fully vested and nonforfeitable upon grant; therefore, compensation cost is recorded on the date of grant.
See Note 12 - "Parent Company Stock-Based Compensation" for further information.
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

Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on consumer loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. At December 31, 2014 and 2013, we had intercompany receivables from GM in the amount of $384 million and $129 million under these programs.
At December 31, 2014 and 2013, we had $176 million and $62 million in commercial loans outstanding to dealers that are consolidated by GM. Our international operations also provide financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At December 31, 2014 and 2013, $289 million and $588 million were outstanding under such arrangements, and are included in commercial finance receivables. At December 31, 2014 and 2013, we had $433 million and $368 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
As discussed in Note 14 - "Income Taxes" we have a tax sharing agreement with GM for our U.S. operations. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2010 through 2014 were deferred for four years from their original due date. During 2014, accrued tax payments of $30 million associated with the 2010 tax year, which were due to GM in 2014, and $266 million associated with the 2011 tax year, which would have been due to GM in 2015, were converted to and treated as capital contributions. As of December 31, 2014 and 2013, we have recorded related party taxes payable to GM in the amount of $636 million and $643 million.
In September 2014, we and GM entered into a Support Agreement (the “Support Agreement”). Pursuant to the Support Agreement, if our earning assets leverage at the end of any calendar quarter is higher than thresholds set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage to within the appropriate threshold. In determining our earning assets leverage (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. At December 31, 2014, our earning assets leverage ratio was 6.5, which was below the applicable ratio of 8.0.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower of up to $4.0 billion under GM’s corporate revolving credit facilities. GM also agreed to certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with the $1.0 billion GM Junior Subordinated Revolving Credit Facility, which replaced an existing $600 million intercompany credit facility with GM. There were no advances outstanding under the GM Junior Subordinated Revolving Credit Facility at December 31, 2014.
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
In December 2014, GM contributed $700 million to us to facilitate our acquisition of Ally Financial's equity interest in SAIC-GMAC.
Accounting Standards Not Yet Adopted
In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09") which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 2.    Acquisition of Ally Financial International Operations
In November 2012, we entered into a definitive agreement with Ally Financial to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial's non-controlling equity interest in SAIC-GMAC, which conducts auto finance operations in China.
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
On January 2, 2015, we completed a transaction under which we acquired Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was approximately $1.0 billion, subject to certain post-closing adjustments. Also effective on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to SAIC FC, a current shareholder of SAIC-GMAC for a purchase price of approximately $120 million, subject to certain post-closing adjustments. Payment of the purchase price for this 5% equity interest is subject to certain regulatory approvals and is due from SAIC FC to us by May 5, 2015. As a result of these transactions, we now own a 35% equity interest in SAIC-GMAC. The valuation of the equity interest acquired was not yet complete at the time of this filing on Form 10-K because it was not practicable.
The international operations were originally a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM, and due to this longstanding relationship, the majority of the international operations business is related to GM and its dealer network. With the acquisition of the international operations, we have expanded to become a global captive finance company, and expect to realize numerous strategic benefits, including increased finance penetration resulting from a broadened relationship with GM, geographic diversification of our customer base and transition of our business into a full-spectrum credit platform.
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
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill, which is primarily attributed to the value of the incremental GM business expected. The goodwill amount was $138 million, and was assigned to our Latin America reporting unit. The goodwill will not be deductible for tax purposes.
The following table summarizes the aggregate consideration and the assets acquired and liabilities assumed with the acquisition of the international operations, excluding the equity interest in SAIC-GMAC (in millions):

Acquired International Operations
Cash	$607
Restricted cash	906
Finance receivables	15,144
Other assets, including identifiable intangible assets	781
Secured and unsecured debt	(12,833)
Other liabilities	(1,483)
Identifiable net assets acquired	3,122
Goodwill resulting from the acquisition	138
Aggregate consideration	$3,260

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
The excess of the purchase price paid by GM over the fair value of the assets and liabilities acquired in our merger was recorded as goodwill of $1.1 billion, which was allocated to the North America reporting unit.
During 2013, we completed the acquisition of Ally Financial's European and Latin American auto finance and financial services operations. The aggregate consideration for these acquisitions was $3.3 billion. Purchase accounting for the acquisitions resulted in goodwill of $138 million, which was allocated to the Latin America reporting unit.
We performed goodwill impairment testing as of October 1, 2014, in accordance with the policy described in Note 1 - "Summary of Significant Accounting Policies - Goodwill." The impairment testing indicated no impairment in any reporting unit.
The following table summarizes the changes in the carrying amounts of goodwill by segment (in millions):

	Years Ended December 31,
	2014			2013			2012
	North America	International(a)	Total	North America	International(a)	Total	North America
Balance at beginning of period	$1,108	$132	$1,240	$1,108	$—	$1,108	$1,108
Acquisition	—	6	6	—	132	132	—
Foreign currency translation	(2)	—	(2)	—	—	—	—
Balance at end of period	$1,106	$138	$1,244	$1,108	$132	$1,240	$1,108
_________________

(a)	See Note 2 - "Acquisition of Ally Financial International Operations" for further discussion. Goodwill increased $6 million during 2014 due to certain post-closing adjustments to the purchase price.

Note 4.	Finance Receivables
Below is information about finance receivables that have been divided into two portfolios: pre-acquisition and post-acquisition. See Note 1 - "Summary of Significant Accounting Policies."
The finance receivables portfolio consists of the following (in millions):

	December 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
Pre-acquisition consumer finance receivables - outstanding balance	$361	$147	$508	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value	$313	$146	$459	$826	$348	$1,174
Post-acquisition consumer finance receivables, collectively evaluated for impairment, net of fees(a)	11,814	12,116	23,930	9,795	11,394	21,189
Post-acquisition consumer finance receivables, individually evaluated for impairment, net of fees	1,234	—	1,234	767	—	767
Total post-acquisition consumer finance receivables(b)	13,048	12,116	25,164	10,562	11,394	21,956
Total consumer finance receivables, gross	13,361	12,262	25,623	11,388	11,742	23,130
Less: allowance for loan losses - collective	(405)	(78)	(483)	(365)	(29)	(394)
Less: allowance for loan losses - specific	(172)	—	(172)	(103)	—	(103)
Total consumer finance receivables, net	12,784	12,184	24,968	10,920	11,713	22,633
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	3,180	4,803	7,983	1,975	4,627	6,602
Commercial finance receivables, individually evaluated for impairment, net of fees	—	89	89	—	98	98
Total commercial finance receivables, gross	3,180	4,892	8,072	1,975	4,725	6,700
Less: allowance for loan losses - collective	(21)	(14)	(35)	(17)	(27)	(44)
Less: allowance for loan losses - specific	—	(5)	(5)	—	(7)	(7)
Total commercial finance receivables, net	3,159	4,873	8,032	1,958	4,691	6,649
Total finance receivables, net	$15,943	$17,057	$33,000	$12,878	$16,404	$29,282
________________

(a)	Amounts reported for International include $1.0 billion of direct-financing leases at December 31, 2014 and 2013.

(b)	Net of unamortized premiums and discounts, and deferred fees and costs of $245 million and $156 million at December 31, 2014 and 2013.
Consumer Finance Receivables
Pre-acquisition Consumer Finance Receivables
Following is a summary of activity in our pre-acquisition consumer finance receivables portfolio (in millions):

	Year Ended December 31, 2014
	North America	International	Total
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$931	$363	$1,294
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$826	$348	$1,174
Principal collections and other	(505)	(211)	(716)
Change in carrying value adjustment	(8)	45	37
Foreign currency translation	—	(36)	(36)
Balance at end of period	$313	$146	$459

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$2,162	$—	$2,162	$4,366
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$1,958	$—	$1,958	$4,027
International operations acquisition	—	601	601	—
Principal collections and other	(1,078)	(270)	(1,348)	(1,899)
Change in carrying value adjustment	(54)	56	2	(170)
Foreign currency translation	—	(39)	(39)	—
Balance at end of period	$826	$348	$1,174	$1,958
The following table provides information related to the credit-impaired consumer finance receivables acquired with the international operations on the applicable acquisition dates (in millions):

Contractually required payments receivable	$799
Cash flows expected to be collected	$728
Fair value	$601
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. During the years ended December 31, 2014, 2013 and 2012, as a result of improvements in the credit performance of the pre-acquisition portfolio, expected cash flows increased by $52 million, $74 million and $170 million. We transferred the amount of excess cash flows from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio. As a result of the decrease in the pre-acquisition portfolio through amortization, as well as the stabilization of the portfolio's performance, the amount of excess cash flows transferred to accretable yield and subsequently amortized through finance charge income has decreased.
A summary of the activity in the accretable yield on the pre-acquisition consumer finance receivables portfolios is as follows (in millions):

	Year Ended December 31, 2014
	North America	International	Total
Balance at beginning of period	$181	$74	$255
Accretion of accretable yield	(139)	(50)	(189)
Transfer from non-accretable difference	46	6	52
Foreign currency translation	—	(7)	(7)
Balance at end of period	$88	$23	$111

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$404	$—	$404	$737
International operations acquisition	—	127	127	—
Accretion of accretable yield	(278)	(64)	(342)	(503)
Transfer from non-accretable difference	55	19	74	170
Foreign currency translation	—	(8)	(8)	—
Balance at end of period	$181	$74	$255	$404
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
Following is a summary of activity in our post-acquisition consumer finance receivables portfolio (in millions):

	Year Ended December 31, 2014
	North America	International	Total
Post-acquisition consumer finance receivables, net of fees - beginning of period	$10,562	$11,394	$21,956
Loans purchased	6,808	8,277	15,085
Charge-offs	(776)	(138)	(914)
Principal collections and other	(3,541)	(6,014)	(9,555)
Change in carrying value adjustment	—	—	—
Foreign currency translation	(5)	(1,403)	(1,408)
Balance at end of period	$13,048	$12,116	$25,164

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Post-acquisition consumer finance receivables, net of fees - beginning of period	$8,831	$—	$8,831	$5,314
International operations acquisition	—	9,709	9,709	—
Loans purchased	5,126	4,471	9,597	5,579
Charge-offs	(584)	(54)	(638)	(304)
Principal collections and other	(2,811)	(2,886)	(5,697)	(1,758)
Change in carrying value adjustment	—	14	14	—
Foreign currency translation	—	140	140	—
Balance at end of period	$10,562	$11,394	$21,956	$8,831
A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Year Ended December 31, 2014
	North America	International	Total
Balance at beginning of period	$468	$29	$497
Provision for loan losses	468	145	613
Charge-offs	(776)	(138)	(914)
Recoveries	417	53	470
Foreign currency translation	—	(11)	(11)
Balance at end of period	$577	$78	$655

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$345	$—	$345	$179
Provision for loan losses	380	52	432	298
Charge-offs	(584)	(54)	(638)	(304)
Recoveries	327	29	356	172
Foreign currency translation	—	2	2	—
Balance at end of period	$468	$29	$497	$345
Consumer Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to the use of our proprietary scoring systems, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay. At the time of loan origination, substantially all of our international consumers have the equivalent of prime credit scores. In the North America Segment, however, our consumer finance receivables are predominantly sub-prime. A summary of the credit risk profile by FICO score band, determined at origination, of the consumer finance receivables in the North America Segment is as follows (dollars in millions):

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
FICO Score less than 540	$3,805	28.4%	$3,511	30.6%
FICO Score 540 to 619	7,308	54.5	6,645	57.8
FICO Score 620 to 679	1,698	12.7	1,217	10.6
FICO Score 680 and greater	598	4.4	120	1.0
Balance at end of period(a)	$13,409	100.0%	$11,493	100.0%
_________________

(a)
Balance at the end of the period is the sum of pre-acquisition consumer finance receivables-outstanding balance and post-acquisition consumer finance receivables, net of fees for North America Segment.

In addition, we review the credit quality of all of our consumer finance receivables based on consumer payment activity. A consumer account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Consumer finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. The following is a summary of the contractual amounts of consumer finance receivables, which is not significantly different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	December 31, 2014				December 31, 2013
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$994	$89	$1,083	4.2%	$858	$94	$952	4.1%
Greater than 60 days	328	104	432	1.7	296	112	408	1.7
	1,322	193	1,515	5.9	1,154	206	1,360	5.8
In repossession	36	4	40	0.2	38	3	41	0.2
Balance at end of period	$1,358	$197	$1,555	6.1%	$1,192	$209	$1,401	6.0%
The accrual of finance charge income has been suspended on $682 million and $642 million of consumer finance receivables (based on contractual amount due) at December 31, 2014 and December 31, 2013.

Impaired Consumer Finance Receivables - TDRs
Consumer finance receivables in the post-acquisition portfolio that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. At December 31, 2014 and 2013, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	December 31, 2014	December 31, 2013
Outstanding recorded investment	$1,234	$767
Less: allowance for loan losses	(172)	(103)
Outstanding recorded investment, net of allowance	$1,062	$664
Unpaid principal balance	$1,255	$779
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in millions):

	Years Ended December 31,
	2014	2013	2012
Average recorded investment	$996	$487	$102
Interest income recognized	123	70	11
The following table provides information on consumer loans at the time they became classified as TDRs (dollars in millions):

	December 31, 2014		December 31, 2013
	Number of Accounts	Amount	Number of Accounts	Amount
Recorded investment	49,490	$794	38,196	$643
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR were $25 million, $22 million and $4 million for the years ended December 31, 2014, 2013 and 2012.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Year Ended December 31, 2014
	North America	International	Total
Commercial finance receivables, net of fees - beginning of period	$1,975	$4,725	$6,700
Net funding of commercial finance receivables	1,228	661	1,889
Charge-offs	—	—	—
Foreign currency translation	(23)	(494)	(517)
Balance at end of period	$3,180	$4,892	$8,072

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Commercial finance receivables, net of fees - beginning of period	$560	$—	$560	$—
International operations acquisition	—	4,834	4,834	—
Net funding (collections) of commercial finance receivables	1,424	(246)	1,178	560
Charge-offs	(2)	(3)	(5)	—
Foreign currency translation	(7)	140	133	—
Balance at end of period	$1,975	$4,725	$6,700	$560
A summary of the activity in the allowance for commercial loan losses is as follows (in millions):

	Year Ended December 31, 2014
	North America	International	Total
Balance at beginning of period	$17	$34	$51
Provision for loan losses	4	(13)	(9)
Recoveries	—	—	—
Charge-offs	—	—	—
Foreign currency translation	—	(2)	(2)
Balance at end of period	$21	$19	$40

	Years Ended December 31,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$6	$—	$6	$—
Provision for loan losses	13	30	43	6
Recoveries	—	6	6	—
Charge-offs	(2)	(3)	(5)	—
Foreign currency translation	—	1	1	—
Balance at end of period	$17	$34	$51	$6

Commercial Credit Quality
We extend wholesale credit to dealers primarily in the form of approved lines of credit to purchase new vehicles as well as used vehicles. Each commercial lending request is evaluated, taking into consideration the borrower's financial condition and the underlying collateral for the loan.
We use proprietary models to assign each dealer a risk rating. These models use historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors, including capitalization and leverage, liquidity and cash flow, profitability and credit history.
We regularly review our models to confirm the continued business significance and statistical predictability of the factors and update the models to incorporate new factors or other information that improves statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Groups III, IV, V and VI) dealers. We typically perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold or leased the vehicle inventory. Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.

A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			December 31, 2014	December 31, 2013
Group I	-	Dealers with superior financial metrics	$1,062	$598
Group II	-	Dealers with strong financial metrics	2,090	1,588
Group III	-	Dealers with fair financial metrics	2,856	2,174
Group IV	-	Dealers with weak financial metrics	1,250	1,622
Group V	-	Dealers warranting special mention due to potential weaknesses	559	488
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	255	230
Balance at end of period			$8,072	$6,700
The credit lines for Group VI dealers are typically suspended, and no further funding is extended to these dealers.
At December 31, 2014 and 2013, substantially all of our commercial finance receivables were current with respect to payment status.
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
Commercial finance receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At December 31, 2014 and 2013, there were no outstanding commercial finance receivables classified as TDRs.
Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	December 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Revolving credit facilities	$53	$273	$326	$62	$326	$388
Securitization notes payable - consumer	1,072	258	1,330	890	208	1,098
Securitization notes payable - commercial	—	65	65	—	89	89
Other	29	321	350	26	357	383
Total restricted cash	$1,154	$917	$2,071	$978	$980	$1,958
Restricted cash for securitization notes payable and revolving credit facilities is comprised of funds deposited in restricted cash accounts as collateral required to support securitization transactions or to provide additional collateral for borrowings under revolving credit facilities. Additionally, these funds include monthly collections from borrowers that have not yet been used for repayment of debt.
Other restricted cash is primarily comprised of interest-bearing cash in Brazil held in escrow pending resolution of tax and civil litigation.

Note 6.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. At December 31, 2014 and 2013, the amount of leased vehicles accounted for as operating leases in the International Segment is insignificant; therefore, the following information regarding our leased vehicles is presented on a consolidated basis.
Following is a summary of our leased vehicles (in millions):

	December 31, 2014	December 31, 2013
Leased vehicles	$9,747	$4,684
Manufacturer incentives	(1,479)	(659)
	8,268	4,025
Less: accumulated depreciation	(1,208)	(642)
Leased vehicles, net	$7,060	$3,383
A summary of the changes in our leased vehicles is as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$4,025	$1,976	$887
International operations acquisition	—	5	—
Leased vehicles purchased	6,169	2,830	1,343
Leased vehicles returned - end of term	(878)	(343)	(76)
Leased vehicles returned - default	(58)	(28)	(8)
Manufacturer incentives	(844)	(360)	(180)
Foreign currency translation	(146)	(55)	10
Balance at end of period	$8,268	$4,025	$1,976
At December 31, 2014 and 2013, our Canadian subsidiary was servicing $110 million and $303 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2015	2016	2017	2018	2019
Minimum rental payments under operating leases	$1,241	$1,019	$597	$98	$5

Note 7.	Debt
Debt consists of the following (in millions):

	December 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Secured Debt
Revolving credit facilities	$1,701	$5,327	$7,028	$1,678	$5,686	$7,364
Securitization notes payable - consumer	13,253	2,868	16,121	10,801	2,202	13,003
Securitization notes payable - commercial	500	1,565	2,065	—	1,706	1,706
Total secured debt	$15,454	$9,760	$25,214	$12,479	$9,594	$22,073

Unsecured Debt
Senior notes	$7,846	$604	$8,450	$4,000	$—	$4,000
Credit facilities	—	2,974	2,974	—	2,370	2,370
Other unsecured debt	—	793	793	—	603	603
Total unsecured debt	$7,846	$4,371	$12,217	$4,000	$2,973	$6,973

Secured Debt
Most of the secured debt was issued by variable interest entities, as further discussed in Note 8 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and leasing related assets.
Interest rates on the secured debt in the North America Segment are primarily fixed, ranging from 1.00% to 4.65% at December 31, 2014. Interest rates on the secured debt in the International Segment are primarily floating, ranging from 0.35% to 13.43% at December 31, 2014. Issuance costs on the secured debt of $60 million as of December 31, 2014 and $37 million as of December 31, 2013 are included in other assets on the consolidated balance sheets, and are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to five years. During 2014, we entered into new credit facilities and increased capacity on existing credit facilities for a total borrowing capacity increase of $5.5 billion.
Securitization notes payable at December 31, 2014 are due beginning in 2016 through 2022. In the year ended December 31, 2014 we issued securitization notes payable of $10.7 billion with a weighted-average interest rate of 1.4% maturing on various dates through 2022.
In connection with our merger with GM, we recorded an acquisition accounting premium that is being accreted to interest expense over the expected term of the securitization notes payable outstanding at the merger date. Accretion for the years ended December 31, 2014, 2013 and 2012 was $1 million, $10 million and $32 million. In connection with our acquisition of the international operations, we recorded an acquisition accounting discount that will amortize to interest expense over the expected term of the secured debt outstanding at the applicable acquisition date. Amortization for the years ended December 31, 2014 and 2013 was $30 million and $12 million. At December 31, 2014, the remaining acquisition accounting discount of $17 million is included in secured debt.
We are required to hold funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured debt agreements. Additionally, certain of our secured revolving credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. At December 31, 2014, we were in compliance with all covenants related to our secured revolving credit facilities.
Unsecured Debt
At December 31, 2014, we had $8.4 billion outstanding in senior notes that mature from 2016 through 2023 and have interest rates that range from 1.875% to 6.75%.
Our top-tier holding company has outstanding $7.5 billion of senior notes which may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices set forth in the indentures that govern the senior notes, plus accrued and unpaid interest, to the redemption date. In addition, if a change of control occurs, as that term is defined in the indentures that govern the senior notes, prior to us being rated "investment grade" by at least two of three listed rating agencies, the holders of these senior notes will have the right, subject to certain conditions, to require us to repurchase their senior notes at a purchase price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest, as of the date of repurchase. All of our senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of our senior notes. See Note 21 - "Guarantor Consolidating Financial Statements" for further discussion.
In May 2014, our primary Canadian operating subsidiary issued C$400 million of 3.25% senior notes through a private placement in Canada. The notes are due in May 2017 with interest payable semiannually. These notes are guaranteed by our top-tier holding company and by AFSI.
In July 2014, our top-tier holding company issued $1.5 billion in senior notes, of which $700 million are due in July 2017 and $800 million are due in July 2019. Interest rates on the respective tranches are 2.625% and 3.50%, payable semiannually.
In September 2014, our top-tier holding company issued $2.0 billion in senior notes, of which $750 million are due in September 2017 and $1.25 billion are due in September 2021. Interest on the respective tranches is 3.00% and 4.375%, and is payable semiannually.

In October 2014, a European subsidiary issued €500 million of 1.875% notes under our Euro medium term notes program, which are listed on the Irish Stock Exchange. These notes are due in October 2019 with interest payable annually. These notes are guaranteed by our top-tier holding company and by AFSI.
Subsequent to December 31, 2014, our top-tier holding company issued an additional $2.0 billion in fixed rate senior notes, of which $1.0 billion are due in January 2020 and $1.0 billion are due in January 2025. Interest rates on the respective tranches are 3.15% and 4.0%, payable semiannually. In addition, our top-tier holding company issued $250 million in floating rate senior notes which are due in January 2020. The interest rate, which is reset quarterly, is equal to three-month LIBOR plus 1.56%.
The terms of the senior notes provide for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the indentures, if any subsidiary guarantee shall cease to be in full force and effect or any guarantor shall deny or disaffirm its obligations under its subsidiary guarantee, and certain events of bankruptcy or insolvency. In the case of the senior notes issued by our top-tier holding company and by our primary Canadian operating subsidiary, if any event of default occurs and is continuing with respect to a series of senior notes, the trustee or the holders of at least 25% in principal amount of the then outstanding senior notes of such series may declare all of the senior notes of such series to be due and payable immediately. In the case of the Euro medium term notes, if any event of default occurs and is continuing with respect to a note, any holder may declare such note to be due and payable immediately. At December 31, 2014, we were in compliance with all covenants related to our senior notes.
The International Segment utilizes unsecured credit facilities with banks as well as non-bank instruments as funding sources. During 2014, we entered into $282 million of new unsecured committed credit facilities.
The terms of advances under our unsecured credit facilities are determined and agreed to by us and the lender on the borrowing date for each advance and can have maturities up to five years. Interest rates on unsecured credit facilities and other unsecured debt ranged from 0.98% to 13.35% at December 31, 2014.
In connection with our acquisition of the international operations, we recorded an acquisition discount that will amortize to interest expense over the expected term of the unsecured debt at the applicable acquisition date. Amortization for the years ended December 31, 2014 and 2013 was $4 million and $2 million. At December 31, 2014, the remaining acquisition accounting discount of $1 million is included in unsecured debt.
Issuance costs on the unsecured debt of $75 million as of December 31, 2014 and $40 million as of December 31, 2013 are included in other assets on the consolidated balance sheets, and are amortized to interest expense over the expected term of the unsecured debt.
Contractual Debt Obligations
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Secured debt	$11,880	$7,296	$4,353	$1,331	$371	$—	$25,231
Unsecured debt	2,611	1,881	2,902	1,335	1,489	2,000	12,218
Interest	955	772	399	205	117	199	2,647
	$15,446	$9,949	$7,654	$2,871	$1,977	$2,199	$40,096

Note 8.	Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	Years Ended December 31,
	2014	2013
Restricted cash	$1,721	$1,523
VIE assets	$27,704	$23,584
VIE liabilities	$22,794	$19,448

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
Other VIEs
We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The majority voting interests in these entities are indirectly wholly-owned by our parent, GM. Prior to December 2013, the voting interests in these entities were indirectly wholly-owned by us. At December 31, 2014 and 2013, total assets of these entities were $4.5 billion and $3.9 billion, which were comprised primarily of cash and cash equivalents and finance receivables, and total liabilities were $4.0 billion and $3.0 billion, which were comprised primarily of debt, accounts payable (primarily trade) and accrued liabilities. For the years ended December 31, 2014 and 2013, total revenue recorded by these entities was $192 million and $172 million and net income was $28 million and $30 million. These amounts are stated prior to intercompany eliminations and include amounts related to securitization and credit facilities held by consolidated VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.
Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to third-party banks, which are not considered VIEs.  These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our consolidated financial statements.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  At December 31, 2014 and 2013, $2.5 billion and $2.8 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $2.4 billion and $2.7 billion in secured debt was outstanding.

Note 9.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

	December 31, 2014		December 31, 2013
	Notional	Fair Value(a)	Notional	Fair Value(a)
Assets
Interest rate swaps	$1,652	$6	$2,422	$11
Interest rate caps	2,123	6	1,398	7
Foreign currency swaps	1,594	4	1,678	3
Total assets(b)	$5,369	$16	$5,498	$21
Liabilities
Interest rate swaps	$5,627	$39	$4,266	$17
Interest rate caps	1,804	6	1,206	7
Foreign currency swaps	1,044	1	2,133	29
Total liabilities(c)	$8,475	$46	$7,605	$53
 _________________

(a)	See Note 10 - "Fair Values of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.

(b)	Included in other assets on the consolidated balance sheets.

(c)	Included in other liabilities on the consolidated balance sheets.

We purchase interest rate cap agreements to limit floating rate exposures on certain of our revolving secured debt. We also utilize interest rate swap agreements to convert floating rate exposures on certain of our revolving debt or on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.
We provided loans denominated in foreign currencies (Euro, British Pound and Swedish Krona) to certain of our international entities for the equivalent of $1.0 billion at December 31, 2014. We purchase foreign currency swaps to hedge against any valuation change in the loans due to changes in foreign exchange rates. In addition, our operations in the U.K. issued $550 million in debt denominated in U.S. Dollars and put a cross-currency swap in place to hedge against any valuation change in the debt due to changes in exchange rates.
The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in millions):

	Income (Losses) Recognized In Income
	Years Ended December 31,
	2014	2013	2012
Non-designated hedges:
Interest rate contracts(a)	$(51)	$(1)	$—
Foreign currency derivatives(b)	163	(118)	—
	$112	$(119)	$—
 _________________

(a)	Losses recognized in earnings are included in interest expense.

(b)	Activity is substantially offset by translation activity (included in operating expenses) related to the foreign currency-denominated loans described above.

Note 10.	Fair Values of Assets and Liabilities
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

(ii)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

(iii)
Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach that considers a stream of expected cash flows, discounted at an appropriate market interest rate.

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
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i) or the income approach (ii) (in millions):

		Fair Value
	Level	December 31, 2014	December 31, 2013
Assets
Money market funds(i)(a)	1	$3,816	$1,452
Derivatives not designated as hedging instruments:
Interest rate swaps(ii)	3	6	11
Interest rate caps(i)	2	6	7
Foreign currency swaps(i)	2	4	3
Total assets		$3,832	$1,473
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(ii)	3	$39	$17
Interest rate caps(i)	2	6	7
Foreign currency swaps(i)	2	1	29
Total liabilities		$46	$53
_________________

(a)	Excludes cash in banks of $1.2 billion and $1.6 billion at December 31, 2014 and 2013.
The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	December 31, 2014		December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$11	$(17)	$—	$—	$2	$(6)
Total realized and unrealized gains included in earnings	(1)	(50)	8	(9)	—	—
Purchases	—	—	7	(19)	—	—
Settlements	(3)	22	(4)	11	(2)	6
Foreign currency translation	(1)	6	—	—	—	—
Balance at end of period	$6	$(39)	$11	$(17)	$—	$—

Note 11.	Commitments and Contingencies
Leases

We lease space for our operating facilities and administrative offices under leases with terms up to 10 years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents.
A summary of lease expense is as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Lease expense	$28	$21	$13
Operating lease commitments are as follows (in millions):

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter
Operating lease commitments	$21	$17	$16	$12	$6	$3
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
Consumer finance receivables in the North America Segment represent contracts with consumers residing throughout the U.S. and Canada, with borrowers located in Texas accounting for 16.4% of the portfolio as of December 31, 2014. No other state accounted for more than 10% of consumer finance receivables. Consumer finance receivables in the International Segment represent contracts with consumers residing throughout Europe and Latin America. Borrowers located in Brazil, Germany and the U.K. accounted for 30.3%, 20.8% and 23.4% of the international consumer finance receivables as of December 31, 2014. No other country accounted for more than 10% of consumer finance receivables.
At December 31, 2014, substantially all of our commercial finance receivables represent loans to GM-franchised dealerships and their affiliates.
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At December 31, 2014 and 2013, the par value of our senior notes was $8.4 billion and $4.0 billion. See Note 21 - "Guarantor Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At December 31, 2014, we estimated our reasonably possible legal exposure for unfavorable outcomes up to $118 million, and have accrued $52 million.
Other Administrative Tax Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $60 million.
Note 12.     Parent Company Stock-Based Compensation
Our parent company provides certain stock-based compensation plans for employees and key executive officers. Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs") granted under these plans are valued at the grant date fair value of GM common stock.
Long-Term Incentive Plan
The RSUs and PSUs granted either cliff vest or ratably vest over a three-year service period, as defined in the terms for each award. We have elected to record compensation expense for these RSUs and PSUs on a straight-line basis over the entire vesting period.
The ultimate number of PSUs earned will be determined at the end of the specified performance period, based on performance criteria determined by the Executive Compensation Committee of the GM Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
Salary Stock
In 2013 and 2012, a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is recognized on the date of grant. In June 2013 the plan was amended to provide for cash or share settlement of awards based on election by the participant. The liability for these awards continues to be remeasured to fair value at the end of each reporting period.
The following table summarizes information about RSUs and PSUs granted to our employees and key executive officers under the parent company stock-based compensation programs (units in thousands):

	Year Ended December 31, 2014
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Outstanding at beginning of period	1,582	$27.34	1.1
Granted	757	$35.97
Settled	(834)	$25.64
Forfeited or expired	(96)	$30.70
Outstanding at end of period	1,409	$32.75	1.5
Units unvested and expected to vest at December 31, 2014	1,115	$33.87	1.8
Units vested and payable at December 31, 2014	247	$27.51
The following table summarizes compensation expense recorded for stock-based incentive plans (in millions):

	Years Ended December 31,
	2014	2013	2012
Compensation expense	$19	$21	$17
Income tax benefit	8	8	7
Compensation expense, net of tax	$11	$13	$10
At December 31, 2014 and 2013, total unrecognized compensation expense for unvested equity awards granted was $31 million and $20 million. The total fair value of RSUs and PSUs vested in 2014, 2013 and 2012 was $9 million for each year.
During 2014, 2013 and 2012, total payments for 359,000, 317,000 and 111,000 RSUs settled in cash under stock incentive plans were $13 million, $10 million and $3 million.

Note 13.	Employee Benefit Plans
We have defined contribution retirement plans covering substantially all employees in the North America Segment as well as in Brazil and the U.K. We recognized $12 million, $8 million and $7 million in compensation expense for 2014, 2013 and 2012 related to these plans. Contributions to the plans were made in cash.
Certain employees in the International Segment are eligible to participate in plans that provide for pension payments upon retirement based on factors such as length of services and salary. The associated liability was $115 million and $108 million at December 31, 2014 and 2013. We recognized $6 million and $5 million in net periodic pension expense in 2014 and 2013.

Note 14.	Income Taxes
The following table summarizes income before income taxes (in millions):

	Years Ended December 31,
	2014	2013	2012
U.S. income	$481	$637	$732
Non-U.S. income	334	246	12
Income before income taxes	$815	$883	$744
Income Tax Expense
The following table summarizes income tax expense (in millions):

	Years Ended December 31,
	2014	2013	2012
Current income tax expense:
U.S. federal	$284	$67	$254
U.S. state and local	14	5	23
Non-U.S.	63	66	1
Total current	361	138	278
Deferred income tax expense:
U.S. federal	(87)	176	(4)
U.S. state and local	(5)	7	5
Non-U.S.	9	(4)	2
Total deferred	(83)	179	3
Total income tax provision	$278	$317	$281
Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $26 million and $115 million at December 31, 2014 and 2013. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

Our effective income tax rate on income before income taxes differs from the U.S. statutory rate as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at other than 35%	(2.2)	(1.7)	—
State and local income taxes	1.2	1.1	1.2
U.S. tax on non-U.S. earnings	7.2	(1.7)	—
Adjustment to reserve for uncertain tax positions, net	(0.3)	0.2	1.2
Valuation allowance	(4.9)	3.4	—
Other	(2.0)	(0.4)	0.4
Effective tax rate	34.0%	35.9%	37.8%
Deferred Income Tax Assets and Liabilities
Deferred income tax assets and liabilities at December 31, 2014 and 2013 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.
The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in millions):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward(a)	$205	$254
Market value difference of loan portfolio	349	117
Purchase accounting adjustments	37	56
Accruals	157	131
Income tax benefits from uncertain tax positions	31	31
Other	81	101
Total deferred tax assets before valuation allowance	860	690
Less: valuation allowance	(57)	(104)
Total deferred tax assets	803	586
Deferred tax liabilities:
Capitalized direct loan origination costs	22	18
Fee income	21	32
Depreciable assets	300	153
Intangible assets	35	40
Accrued commissions	41	28
Deferred acquisition costs/revenue	50	30
Other	13	13
Total deferred tax liabilities	482	314
Net deferred tax asset	$321	$272
_________________

(a)	Includes tax-effected operating losses of $58 million expiring through 2035 and $147 million that may be carried forward indefinitely at December 31, 2014.
As of December 31, 2014, we have $57 million in valuation allowances against deferred tax assets in non-U.S. jurisdictions. The movement in the valuation allowance during 2014 primarily related to the release of the full valuation allowance related to U.S. foreign tax credits.  A transaction occurred in 2014 that generated significant foreign source income and the full balance of the credits were utilized.

Uncertain Tax Positions
The following table summarizes activity of unrecognized tax benefits (in millions):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$130	$53	$48
International operations acquired amounts	—	71	—
Additions to prior years' tax positions	1	—	1
Reductions to prior years' tax positions	(12)	(1)	(2)
Additions to current year tax positions	7	12	9
Reductions in tax positions due to lapse of statutory limitations	(6)	(3)	—
Settlements	(20)	(1)	(3)
Foreign currency translation	(5)	(1)	—
Ending balance	$95	$130	$53
At December 31, 2014, 2013 and 2012, there were $71 million, $104 million and $28 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within the related tax liability line on the consolidated balance sheets.
In 2014, 2013 and 2012, we recorded income tax related interest expense (benefit) and penalties of $(12) million, $(7) million and $5 million. The interest and penalty benefit in 2014 is due primarily to remeasurements, settlements and statute of limitations expirations. At December 31, 2014 and 2013, we had liabilities of $125 million and $149 million for income tax related interest and penalties.
At December 31, 2014, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease between $20 million to $31 million in the next twelve months due to settlements or the expiration of statutes of limitations.
Periodically we make deposits to taxing jurisdictions which reduce our unrecognized tax benefit balance, but are not reflected in the reconciliation above. The amount of deposits that reduce our unrecognized tax benefit liability in the consolidated balance sheets was $22 million at December 31, 2014 and $44 million at December 31, 2013.
Other Matters
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2010 through 2014 were deferred for 4 years from their original due date. During 2014, accrued tax payments of $30 million associated with the 2010 tax year, which were due to GM in 2014, and $266 million associated with the 2011 tax year, which would have been due to GM in 2015, were converted to and treated as capital contributions. As of December 31, 2014 and 2013, we have recorded related party taxes payable to GM in the amount of $636 million and $643 million.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2007 to 2014 with various tax jurisdictions. Our U.S. federal tax return is considered open for tax years 2013 and 2014. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.

Note 15.	Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Interest costs (none capitalized)	$1,120	$760	$298
Income taxes	$127	$39	$12
Non-cash investing items consist of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Subvention receivable from GM	$189	$82	$21
Commercial loan funding payable to GM	$427	$362	$—

Note 16.	Fair Values of Financial Instruments
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
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

			December 31, 2014		December 31, 2013
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$2,974	$2,974	$1,074	$1,074
Finance receivables, net	(b)	3	$33,000	$33,573	$29,282	$29,301
Restricted cash	(a)	1	$2,071	$2,071	$1,958	$1,958
Interest rate swap agreements	(c)	3	$6	$6	$11	$11
Interest rate cap agreements purchased	(d)	2	$6	$6	$7	$7
Foreign currency swap agreements	(d)	2	$4	$4	$3	$3
Financial liabilities:
Secured debt
North America	(e)	2	$15,454	$15,497	$12,479	$12,565
International	(f)	2	$5,690	$5,694	$5,113	$5,113
International	(g)	3	$4,070	$4,037	$4,481	$4,492
Unsecured debt
North America	(h)	2	$7,846	$8,092	$4,000	$4,106
International	(i)	2	$3,496	$3,507	$1,282	$1,282
International	(g)	3	$875	$880	$1,691	$1,690
Interest rate swap agreements	(c)	3	$39	$39	$17	$17
Interest rate cap agreements sold	(d)	2	$6	$6	$7	$7
Foreign currency swap agreements	(d)	2	$1	$1	$29	$29
_________________

(a)	Cash and cash equivalents and restricted cash bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

(b)
The fair value of the consumer finance receivables in the North America Segment is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted-average cost of capital. The fair value of the consumer finance receivables in the International Segment is estimated based on forecasted cash flows on the receivables discounted using current origination rates for similar type loans. Commercial finance receivables generally have variable interest rates and maturities of one year or less. Therefore, the carrying value is considered to be a reasonable estimate of fair value.

(c)	The fair values of the interest rate swap agreements are estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(d)	The fair values of the interest rate cap agreements and foreign currency swap agreements are based on quoted market prices.

(e)
Secured debt in the North America Segment is comprised of revolving credit facilities, publicly-issued secured debt, and privately-issued secured debt. For revolving credit facilities with variable rates of interest and terms of one year or less, carrying value is considered to be a reasonable estimate of fair value. The fair value of the publicly and privately issued secured debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated using quoted market prices of similar securities.

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

(i)
The level 2 unsecured debt in the International Segment has terms of one year or less; therefore, par value is considered to be a reasonable estimate of fair value.The fair value of senior notes is based on quoted market prices in thinly-traded markets.

The fair value of our consumer finance receivables is based on observable and unobservable inputs within a discounted cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. For the North America Segment, the series of cash flows is calculated and discounted using a weighted-average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile. For the International Segment, the series of cash flows is calculated and discounted using current interest rates. Macroeconomic factors could affect the credit performance of our portfolio and therefore could potentially impact the assumptions used in our cash flow model.

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

For segment reporting purposes only, interest expense related to the senior notes has been allocated based on targeted leverage for each segment. Interest expense in excess of the targeted overall leverage is reflected in the "Corporate" column below. In addition, the interest income on intercompany loans provided to the international operations is presented in the "Corporate" column as revenue.
All inter-segment balances and transactions have been eliminated. Key operating data for our operating segments were as follows (in millions):

	Year Ended December 31, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,909	$1,945	$56	$(56)	$4,854
Operating expenses, including leased vehicle expenses	1,385	624	—	—	2,009
Provision for loan losses	472	132	—	—	604
Interest expense	459	954	69	(56)	1,426
Income before income taxes	$593	$235	$(13)	$—	$815

	Year Ended December 31, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,376	$968	$43	$(43)	$3,344
Operating expenses, including leased vehicle expenses	893	330	—	—	1,223
Provision for loan losses	393	82	—	—	475
Interest expense	360	362	42	(43)	721
Acquisition and integration expenses	—	42	—	—	42
Income before income taxes	$730	$152	$1	$—	$883

	December 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Finance receivables, net	$15,943	$17,057	$33,000	$12,878	$16,404	$29,282
Total assets	$27,687	$20,037	$47,724	$19,094	$18,896	$37,990

Geographic Information
Operating data related to our operations in the U.S., Canada, Brazil, Mexico, Germany, the U.K. and all other foreign countries is as follows (in millions):

	At and for the Year Ended December 31, 2014	At and for the Year Ended December 31, 2013
Total revenue:
U.S.	$2,552	$2,185
Canada	357	204
Brazil (a)	964	234
Mexico	209	158
Germany	225	172
U.K.	229	150
All other	318	241
Total revenue	$4,854	$3,344

Financial receivables, net:
U.S.	$15,536	$12,633
Canada	407	247
Brazil	4,575	4,355
Mexico	1,752	1,647
Germany	3,572	3,992
U.K.	3,999	3,168
All other	3,159	3,240
Total finance receivables, net	$33,000	$29,282

Long-lived assets(b):
U.S.	$5,477	$2,472
Canada	1,635	965
Brazil	4	4
Mexico	4	3
Germany	38	12
U.K.	57	50
All other	17	9
Total long-lived assets	$7,232	$3,515
_________________

(a)	The increase is primarily due to the timing of the acquisition of the operations in Brazil, which was completed on October 1, 2013.

(b)	Includes $7.1 billion and $3.4 billion of vehicles on operating leases at December 2014 and 2013.

Note 18.	Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income is as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Unrealized gains on cash flow hedges:
Balance at beginning of period	$—	$—	$2
Reclassification into earnings, in interest expense, net of taxes	—	—	(2)
Balance at end of period	—	—	—
Defined benefit plans, net:
Balance at beginning of period	3	—	—
Unrealized (loss) gain on subsidiary pension, net of tax	(14)	3	—
Balance at end of period	(11)	3	—
Foreign currency translation adjustment:
Balance at beginning of period	8	(3)	(9)
Translation (loss) gain	(430)	11	6
Balance at end of period	(422)	8	(3)
Total accumulated other comprehensive (loss) income	$(433)	$11	$(3)

Note 19.	Regulatory Capital and Other Regulatory Matters
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at December 31, 2014. The following table lists the minimum statutory capital requirements and the actual statutory capital reported for our significant regulated international banks at December 31, 2014:

Country	Minimum Capital Requirement	Actual Capital
Germany	8.0%	18.9%
Brazil	11.0%	11.9%
Total assets of our regulated international banks and finance companies were approximately $11.4 billion and $12.1 billion at December 31, 2014 and 2013.

Note 20.	Quarterly Financial Data (unaudited)
The following tables summarize supplementary quarterly financial information (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total revenue	$1,097	$1,191	$1,261	$1,305
Income before income taxes	$222	$265	$208	$120
Net income	$145	$175	$158	$59

Year Ended December 31, 2013
Total revenue	$540	$836	$867	$1,101
Income before income taxes	$170	$264	$239	$210
Net income	$106	$178	$161	$121

Note 21.	Guarantor Consolidating Financial Statements
The payment of principal and interest on senior notes issued by our top-tier holding company is currently guaranteed solely by AFSI (the "Guarantor") and none of our other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes.  The Guarantor’s guarantee may be released only upon customary circumstances, the terms of which vary by issuance.  Customary circumstances include the sale or disposition of all of the Guarantor’s assets or capital stock, the achievement of investment grade rating of the senior notes and legal or covenant defeasance.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis at December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2014
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,266	$708	$—	$2,974
Finance receivables, net	—	2,401	30,599	—	33,000
Leased vehicles, net	—	—	7,060	—	7,060
Restricted cash	—	17	2,054	—	2,071
Goodwill	1,095	—	149	—	1,244
Property and equipment, net	—	23	149	—	172
Deferred income taxes	28	—	601	(288)	341
Related party receivables	—	11	373	—	384
Other assets	94	18	366	—	478
Due from affiliates	6,787	—	400	(7,187)	—
Investment in affiliates	7,685	4,059	—	(11,744)	—
Total assets	$15,689	$8,795	$42,459	$(19,219)	$47,724
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	—	—	25,214	—	25,214
Unsecured debt	7,500	—	4,717	—	12,217
Accounts payable and accrued expenses	78	156	768	—	1,002
Deferred income	—	—	392	—	392
Deferred taxes liabilities	—	288	20	(288)	20
Taxes payable	79	—	155	—	234
Related party taxes payable	636	—	—		636
Related party payable	—	—	433	—	433
Other liabilities	3	12	169	—	184
Due to affiliates	—	4,164	3,023	(7,187)	—
Total liabilities	8,296	4,620	34,891	(7,475)	40,332
Shareholder's equity:
Common stock	—	—	690	(690)	—
Additional paid-in capital	5,799	79	4,064	(4,143)	5,799
Accumulated other comprehensive income	(432)	(64)	(410)	473	(433)
Retained earnings	2,026	4,160	3,224	(7,384)	2,026
Total shareholder's equity	7,393	4,175	7,568	(11,744)	7,392
Total liabilities and shareholder's equity	$15,689	$8,795	$42,459	$(19,219)	$47,724

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$395	$679	$—	$1,074
Finance receivables, net	—	612	28,670	—	29,282
Leased vehicles, net	—	—	3,383	—	3,383
Restricted cash	—	20	1,938	—	1,958
Goodwill	1,095	—	145	—	1,240
Property and equipment, net	—	5	127	—	132
Deferred income taxes	1	—	358	—	359
Related party receivables	29	—	100	—	129
Other assets	74	5	358	(4)	433
Due from affiliates	3,754	863	—	(4,617)	—
Investment in affiliates	6,994	3,565	—	(10,559)	—
Total assets	$11,947	$5,465	$35,758	$(15,180)	$37,990
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	—	—	22,073	—	22,073
Unsecured debt	4,000	—	2,973	—	6,973
Accounts payable and accrued expenses	101	133	716	(4)	946
Deferred income	—	—	168	—	168
Deferred taxes liabilities	(28)	161	(46)	—	87
Taxes payable	83	—	204	—	287
Related party taxes payable	643	—	1	(1)	643
Related party payable	—	—	368	—	368
Other liabilities	—	14	146	—	160
Due to affiliates	863	1,474	2,280	(4,617)	—
Total liabilities	5,662	1,782	28,883	(4,622)	31,705
Shareholder's equity:
Common stock	—	—	532	(532)	—
Additional paid-in capital	4,785	79	3,833	(3,912)	4,785
Accumulated other comprehensive income (loss)	11	(8)	24	(16)	11
Retained earnings	1,489	3,612	2,486	(6,098)	1,489
Total shareholder's equity	6,285	3,683	6,875	(10,558)	6,285
Total liabilities and shareholder's equity	$11,947	$5,465	$35,758	$(15,180)	$37,990

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2014
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$194	$3,281	$—	$3,475
Leased vehicle income	—	—	1,090	—	1,090
Other income	68	432	178	(389)	289
	68	626	4,549	(389)	4,854
Costs and expenses
Salaries and benefits	—	249	365	—	614
Other operating expenses	159	(17)	657	(251)	548
Total operating expenses	159	232	1,022	(251)	1,162
Leased vehicle expenses	—	—	847	—	847
Provision for loan losses	—	334	270	—	604
Interest expense	232	23	1,309	(138)	1,426
	391	589	3,448	(389)	4,039
Loss (income) before income taxes and equity in income of affiliates	(323)	37	1,101	—	815
Income tax (benefit) provision	(103)	12	369	—	278
(Loss) income before equity in income of affiliates	(220)	25	732	—	537
Equity in income of affiliates, net of tax	757	523	—	(1,280)	—
Net income	$537	$548	$732	$(1,280)	$537

Comprehensive income	$93	$491	$298	$(789)	$93

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$140	$2,423	$—	$2,563
Leased vehicle income	—	—	595	—	595
Other income	56	433	105	(408)	186
	56	573	3,123	(408)	3,344
Costs and expenses
Salaries and benefits	—	216	232	—	448
Other operating expenses	(100)	228	441	(247)	322
Total operating expenses	(100)	444	673	(247)	770
Leased vehicle expenses	—	—	453	—	453
Provision for loan losses	—	239	236	—	475
Interest expense	180	37	665	(161)	721
Acquisition and integration expenses	—	—	42	—	42
	80	720	2,069	(408)	2,461
Loss (income) before income taxes and equity in income of affiliates	(24)	(147)	1,054	—	883
Income tax (benefit) provision	(6)	(42)	365	—	317
(Loss) income before equity in income of affiliates	(18)	(105)	689	—	566
Equity in income of affiliates, net of tax(a)	584	551	—	(1,135)	—
Net income	$566	$446	$689	$(1,135)	$566

Comprehensive income	$580	$449	$700	$(1,149)	$580
________________

(a)	Equity in income of affiliates has been reclassified from revenue to present the amount after the income tax provision.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2012
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$150	$1,444	$—	$1,594
Leased vehicle income	—	—	289	—	289
Other income	45	194	250	(412)	77
	45	344	1,983	(412)	1,960
Costs and expenses
Salaries and benefits	—	201	97	—	298
Other operating expenses	15	(115)	200	—	100
Total operating expenses	15	86	297	—	398
Leased vehicle expenses	—	—	211	—	211
Provision for loan losses	—	231	73	—	304
Interest expense	67	166	462	(412)	283
Acquisition and integration expenses	—	—	20	—	20
	82	483	1,063	(412)	1,216
Loss (income) before income taxes and equity in income of affiliates	(37)	(139)	920	—	744
Income tax (benefit) provision	(11)	(41)	333	—	281
(Loss) income before equity in income of affiliates	(26)	(98)	587	—	463
Equity in income of affiliates, net of tax(a)	489	599	—	(1,088)	—
Net income	$463	$501	$587	$(1,088)	$463

Comprehensive income	$467	$501	$593	$(1,094)	$467
________________

(a)	Equity in income of affiliates has been reclassified from revenue to present the amount after the income tax provision.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$537	$548	$732	$(1,280)	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	2	976	—	992
Accretion and amortization of loan and leasing fees	—	4	(367)	—	(363)
Amortization of carrying value adjustment	—	(4)	(230)	—	(234)
Amortization of purchase accounting adjustment	—	—	33	—	33
Provision for loan losses	—	334	270	—	604
Deferred income taxes	1	127	(211)	—	(83)
Stock-based compensation expense	18	—	1	—	19
Other	137	(2)	14	—	149
Equity in income of affiliates	(757)	(523)	—	1,280	—
Changes in assets and liabilities:
Other assets	(18)	(14)	(56)	—	(88)
Accounts payable and accrued expenses	36	(25)	122	—	133
Taxes payable	(3)	—	(60)	—	(63)
Related party payable	—	—	5	—	5
Related party taxes payable	(7)	—	—	—	(7)
Net cash provided by operating activities	(42)	447	1,229	—	1,634
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(6,797)	(12,898)	4,946	(14,749)
Principal collections and recoveries on consumer finance receivables	—	(99)	10,959	—	10,860
Proceeds from sale of consumer finance receivables, net	—	4,946	—	(4,946)	—
Net funding of commercial finance receivables	—	(128)	(1,770)	—	(1,898)
Purchases of leased vehicles, net	—	—	(4,882)	—	(4,882)
Proceeds from termination of leased vehicles	—	—	533	—	533
Acquisition of international operations, net of cash on hand	(46)	—	—	—	(46)
Purchases of property and equipment	—	(20)	(32)	—	(52)
Change in restricted cash	—	3	(235)	—	(232)
Change in other assets	—	—	(2)	—	(2)
Net change in investment in affiliates	(357)	(27)	—	384	—
Net cash used in investing activities	(403)	(2,122)	(8,327)	384	(10,468)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	—	—	470	—	470
Borrowings and issuance of secured debt	—	—	21,080	—	21,080
Payments on secured debt	—	—	(16,890)	—	(16,890)
Borrowings and issuance of unsecured debt	3,500	—	3,674	—	7,174
Payments on unsecured debt	—	—	(1,889)	—	(1,889)
Net capital contributions from related party	996	—	382	(382)	996
Debt issuance costs	(39)	—	(88)	—	(127)
Net change in due from/due to affiliates	(4,012)	3,546	466	—	—
Other	—	—	—	—	—
Net cash provided by (used in) financing activities	445	3,546	7,205	(382)	10,814
Net increase (decrease) in cash and cash equivalents	—	1,871	107	2	1,980
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(78)	(2)	(80)
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$2,266	$708	$—	$2,974

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$566	$446	$689	$(1,135)	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	2	535	—	545
Accretion and amortization of loan and leasing fees	—	2	(90)	—	(88)
Amortization of carrying value adjustment	—	(2)	(92)	—	(94)
Amortization of purchase accounting adjustment	—	—	4	—	4
Provision for loan losses	—	239	236	—	475
Deferred income taxes	9	133	37	—	179
Stock-based compensation expense	9	—	—	—	9
Other	(118)	—	(53)	—	(171)
Equity in income of affiliates	(584)	(551)	—	1,135	—
Changes in assets and liabilities:
Other assets	(71)	22	(78)	—	(127)
Accounts payable and accrued expenses	73	34	88	—	195
Taxes payable	(6)	(5)	31	—	20
Related party payable	—	—	(39)	—	(39)
Related party taxes payable	84	—	—	—	84
Net cash (used in) provided by operating activities	(30)	320	1,268	—	1,558
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(5,134)	(10,375)	5,936	(9,573)
Principal collections and recoveries on consumer finance receivables	—	(124)	7,648	—	7,524
Proceeds from sale of consumer finance receivables, net	—	5,936	—	(5,936)	—
Net funding of commercial finance receivables	—	39	(1,351)	46	(1,266)
Purchases of leased vehicles, net	—	—	(2,262)	—	(2,262)
Proceeds from termination of leased vehicles	—	—	217	—	217
Acquisition of international operations, net of cash on hand	(3,222)	(863)	607	863	(2,615)
Purchases of property and equipment	—	(3)	(13)	—	(16)
Change in restricted cash	—	(16)	(251)	—	(267)
Change in other assets	—	—	3	—	3
Net change in investment in affiliates	(29)	(818)	—	847	—
Net cash used in investing activities	(3,251)	(983)	(5,777)	1,756	(8,255)
Cash flows from financing activities:
Borrowings and issuance of secured debt	—	—	17,378	—	17,378
Payments on secured debt	—	—	(13,222)	—	(13,222)
Borrowings and issuance of unsecured debt	2,500	—	2,724	—	5,224
Payments on unsecured debt	—	—	(2,699)	—	(2,699)
Borrowings on related party line of credit	1,100	—	—	—	1,100
Payments on related party line of credit	(1,100)	—	—	—	(1,100)
Repayment of debt to Ally Financial	—	—	(1,416)	—	(1,416)
Net capital contributions from related party	1,478	—	672	(850)	1,300
Debt issuance costs	(30)	—	(46)	—	(76)
Net change in due from/due to affiliates	(668)	(194)	1,771	(909)	—
Other	1	—	1	—	2
Net cash provided by (used in) financing activities	3,281	(194)	5,163	(1,759)	6,491
Net increase (decrease) in cash and cash equivalents	—	(857)	654	(3)	(206)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(12)	3	(9)
Cash and cash equivalents at beginning of period	—	1,252	37	—	1,289
Cash and cash equivalents at end of period	$—	$395	$679	$—	$1,074

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$463	$501	$587	$(1,088)	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	2	250	—	255
Accretion and amortization of loan and leasing fees	—	—	(53)	—	(53)
Amortization of carrying value adjustment	—	—	(11)	—	(11)
Amortization of purchase accounting adjustment	—	—	(32)	—	(32)
Provision for loan losses	—	231	73	—	304
Deferred income taxes	(10)	78	(65)	—	3
Stock-based compensation expense	4	—	—	—	4
Other	—	2	(13)	—	(11)
Equity in income of affiliates	(489)	(599)	—	1,088	—
Changes in assets and liabilities:
Other assets	3	(4)	3	—	2
Accounts payable and accrued expenses	3	32	13	—	48
Taxes payable	11	(1)	(2)	—	8
Intercompany taxes payable	258	—	—	—	258
Net cash provided by operating activities	246	242	750	—	1,238
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(5,556)	(4,888)	4,888	(5,556)
Principal collections and recoveries on consumer finance receivables	—	(1)	4,008	—	4,007
Proceeds from sale of consumer finance receivables, net	—	4,888	—	(4,888)	—
Net funding of commercial finance receivables	—	(557)	—	—	(557)
Purchases of leased vehicles, net	—	—	(1,077)	—	(1,077)
Proceeds from termination of leased vehicles	—	—	55	—	55
Purchases of property and equipment	—	(2)	(11)	—	(13)
Change in restricted cash	—	—	312	—	312
Change in other assets	(45)	31	3	—	(11)
Net change in investment in affiliates	—	2,738	—	(2,738)	—
Net cash (used in) provided by investing activities	(45)	1,541	(1,598)	(2,738)	(2,840)
Cash flows from financing activities:
Borrowings and issuance of secured debt	—	—	7,600	—	7,600
Payments on secured debt	—	—	(6,233)	—	(6,233)
Borrowings and issuance of unsecured debt	1,000	—	—	—	1,000
Debt issuance costs	(12)	—	(36)	—	(48)
Retirement of debt	(1)	—	—	—	(1)
Net capital contribution to related party	—	—	(2,745)	2,745	—
Net change in due from/due to affiliates	(1,188)	(1,032)	2,220	—	—
Net cash (used in) provided by financing activities	(201)	(1,032)	806	2,745	2,318
Net increase (decrease) in cash and cash equivalents	—	751	(42)	7	716
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	8	(7)	1
Cash and cash equivalents at beginning of period	—	501	71	—	572
Cash and cash equivalents at end of period	$—	$1,252	$37	$—	$1,289

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We had no disagreements on accounting or financial disclosure matters with our independent accountants to report under this Item 9.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer ("CEO") and principal financial officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2014. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2014.
Management's Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2014, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2014. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Omitted in accordance with General Instruction I to Form 10-K.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Deloitte & Touche LLP
Audit Fees(a)	$6	$6	$1
Audit Related Fees(b)	5	4	2
Total Fees	$11	$10	$3
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

Tax Fees include tax services related to tax compliance and related advice and were $168,000, $75,000 and $29,201 for 2014, 2013 and 2012.
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
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2014 and 2013.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Shareholder's Equity for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 4, 2015
Daniel E. Berce

/s/ CHRIS A. CHOATE	Executive Vice President and Chief Financial Officer	February 4, 2015
Chris A. Choate

/s/ CONNIE COFFEY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 4, 2015
Connie Coffey

/s/ DANIEL AMMANN	Director	February 4, 2015
Daniel Ammann

/s/ CHARLES K. STEVENS III	Director	February 4, 2015
Charles K. Stevens III

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
Incorporated by Reference

4.5
Indenture, dated July 10, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on July 10, 2014.
Incorporated by Reference

4.5.1
First Supplemental Indenture, dated July 10, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.625% Senior Notes due 2017, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 10, 2014.
Incorporated by Reference

4.5.2
Second Supplemental Indenture, dated July 10, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.500% Senior Notes due 2019, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on July 10, 2014.
Incorporated by Reference

INDEX TO EXHIBITS
(CONTINUED)

4.5.3
Third Supplemental Indenture, dated September 25, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.000% Senior Notes due 2017, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on September 25, 2014.
Incorporated by Reference

4.5.3.1	First Amendment to Third Supplemental Indenture, dated October 17, 2014, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on October 23, 2014.	Incorporated by Reference

4.5.4
Fourth Supplemental Indenture, dated September 25, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.375% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on September 25, 2014.
Incorporated by Reference

4.5.4.1	First Amendment to Fourth Supplemental Indenture, dated October 17, 2014, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed on October 23, 2014.	Incorporated by Reference

4.6
Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.6.1
First Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.6.2
Second Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.150% Senior Notes due 2020, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.6.3
Third Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.000% Senior Notes due 2025, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 13, 2015.
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

INDEX TO EXHIBITS
(CONTINUED)

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

INDEX TO EXHIBITS
(CONTINUED)

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
Incorporated by Reference
10.9
Amended and Restated Three Year Revolving Credit Agreement, dated as of October 17, 2014, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the other subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco do Brasil S.A., as administrative agent for the Brazilian lenders, and Citibank, N.A., as syndication agent incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 22, 2014.
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
Incorporated by Reference

10.12
Share and Interest Purchase Agreement, dated as of December 19, 2013, between General Motors Financial Company, Inc. and GM Europe Service GmbH, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed on February 6, 2014.
Incorporated by Reference

10.13
Support Agreement, dated as of September 4, 2014, between General Motors Company and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 4, 2014.
Incorporated by Reference

10.14
Amended and Restated Five Year Revolving Credit Agreement, dated as of October 17, 2014, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the other subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco do Brasil S.A., as administrative agent for the Brazilian lenders, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on October 22, 2014.
Incorporated by Reference

12.1	Computation of Ratio of Earnings to Fixed Charges	@

23.1	Consent of Independent Registered Public Accounting Firm	@

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	@

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	@

101.INS*	XBRL Instance Document	Furnished with this report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this report

INDEX TO EXHIBITS
(CONTINUED)

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Furnished with this report

*	Submitted electronically with this Report.