Form 10-Q
period 2015-03-31
General Motors Financial Company, Inc.
filed 2015-04-23
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 23, 2015, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$2,121	$2,974
Finance receivables, net (Note 3; Note 8 VIEs)	32,470	33,000
Leased vehicles, net (Note 4; Note 8 VIEs)	8,939	7,060
Restricted cash (Note 5; Note 8 VIEs)	1,849	2,071
Goodwill	1,243	1,244
Equity in net assets of non-consolidated affiliates (Note 6)	929	—
Property and equipment, net of accumulated depreciation of $66 and $59	176	172
Deferred income taxes	283	341
Related party receivables	437	384
Other assets	899	478
Total assets	$49,346	$47,724
Liabilities and Shareholder's Equity
Liabilities:
Secured debt (Note 7; Note 8 VIEs)	$24,693	$25,214
Unsecured debt (Note 7)	14,432	12,217
Accounts payable and accrued expenses	970	1,002
Deferred income	546	392
Deferred income taxes	48	20
Taxes payable	205	234
Related party taxes payable	636	636
Related party payables	450	433
Other liabilities	163	184
Total liabilities	42,143	40,332
Commitments and contingencies (Note 11)
Shareholder's equity:
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	5,805	5,799
Accumulated other comprehensive loss (Note 14)	(779)	(433)
Retained earnings	2,177	2,026
Total shareholder's equity	7,203	7,392
Total liabilities and shareholder's equity	$49,346	$47,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Finance charge income	$854	$830
Leased vehicle income	431	200
Other income	69	67
Total revenue	1,354	1,097
Costs and expenses
Salaries and benefits	165	136
Other operating expenses	141	133
Total operating expenses	306	269
Leased vehicle expenses	327	156
Provision for loan losses	155	135
Interest expense	380	315
Total costs and expenses	1,168	875
Equity income (Note 6)	28	—
Income before income taxes	214	222
Income tax provision	64	77
Net income	150	145
Other comprehensive (loss) income
Defined benefit plans, net	1	—
Foreign currency translation adjustment	(347)	5
Other comprehensive (loss) income, net	(346)	5
Comprehensive (loss) income	$(196)	$150
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$545	$386
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(4,065)	(3,320)
Principal collections and recoveries on consumer finance receivables	2,814	2,617
Net collections (funding) of commercial finance receivables	54	(255)
Purchases of leased vehicles, net	(2,319)	(628)
Proceeds from termination of leased vehicles	185	123
Acquisition of equity interest	(1,049)	—
Purchases of property and equipment	(17)	(7)
Change in restricted cash	(154)	(147)
Change in other assets	6	—
Net cash used in investing activities	(4,545)	(1,617)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	198	451
Borrowings and issuance of secured debt	2,889	5,070
Payments on secured debt	(2,748)	(4,238)
Borrowings and issuance of unsecured debt	3,258	390
Payments on unsecured debt	(308)	(330)
Debt issuance costs	(41)	(23)
Net cash provided by financing activities	3,248	1,320
Net (decrease) increase in cash and cash equivalents	(752)	89
Effect of foreign exchange rate changes on cash and cash equivalents	(101)	(1)
Cash and cash equivalents at beginning of period	2,974	1,074
Cash and cash equivalents at end of period	$2,121	$1,162

Supplemental cash flow information:
Subvention receivable from GM	$252	$111
Commercial loan funding payable to GM	$425	$462
Sale of equity interest in SAIC-GMAC	$125	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and balances have been eliminated in consolidation.
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 4, 2015 ("Form 10-K"). Certain prior periods amounts were reclassified to conform to our current year presentation.
The condensed consolidated financial statements at March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
Subsequent to the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2014, we identified items not properly classified in the condensed consolidated statements of cash flows. The adjustments to previously reported amounts within the condensed consolidated statement of cash flows, which had no impact on cash and cash equivalents at March 31, 2014, had a net effect of decreasing net cash provided by operating activities by $79 million and decreasing net cash used in investing activities by $79 million, and were principally related to net funding of commercial finance receivables.
Segment Information
We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: North America (the "North America Segment") and international (the "International Segment"). The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in all other countries. For additional financial information regarding our business segments, see Note 13 - "Segment Reporting."
Related Party Transactions
We are the wholly-owned captive finance subsidiary of General Motors Company ("GM"). We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on consumer loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. At March 31, 2015 and December 31, 2014, we had related party receivables from GM in the amount of $437 million and $384 million, primarily related to subvention.
At March 31, 2015 and December 31, 2014 we had $164 million and $176 million in commercial loans outstanding to dealers that are consolidated by GM. Prior to January 1, 2015, we provided financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At December 31, 2014, $289 million was outstanding under such arrangements, and was included in commercial finance receivables. No amounts were outstanding at March 31, 2015. At March 31, 2015 and December 31, 2014, we had $450 million and $433 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
We have a tax sharing agreement with GM for our U.S. operations. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2012 through 2014 were deferred for four years from their original due date. At March 31, 2015 and December 31, 2014, we have recorded related party taxes payable to GM in the amount of $636 million.
We have a Support Agreement with GM (the “Support Agreement”), which provides that, if our earning assets leverage at the end of any calendar quarter is higher than thresholds set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage to within the appropriate threshold. In determining our earning assets leverage (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. At March 31, 2015, our earning assets leverage ratio was 6.9, which is below the applicable ratio of 8.0.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower on $4.0 billion under GM’s corporate revolving credit facilities. GM also agreed to certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion unsecured intercompany revolving credit facility (the “Junior Subordinated Revolving Credit Facility”). There were no advances outstanding under the Junior Subordinated Revolving Credit Facility at March 31, 2015 or December 31, 2014.
Accounting Standards Not Yet Adopted
In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” ("ASU 2014-09") that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
In April 2015 the Financial Accounting Standards Board issued ASU 2015-03, “Interest - Imputation of Interest” ("ASU 2015-03") that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. We are currently assessing the impact that the adoption of ASU 2015-03 will have on our consolidated financial statements.
Note 2.    Acquisition of Ally Financial International Operations
In November 2012, we entered into a definitive agreement with Ally Financial to acquire the outstanding equity interests in the top-level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial's non-controlling equity interest in SAIC-GMAC Automotive Finance Company Limited ("SAIC-GMAC"), which conducts auto finance operations in China.
During 2013, we completed the acquisition of Ally Financial's European and Latin American auto finance and financial services operations. The aggregate consideration for these acquisitions was $3.3 billion. In addition, we repaid debt of $1.4 billion that was assumed as part of the acquisitions. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date.
On January 2, 2015, we completed the acquisition of Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was $1.0 billion. Also on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions, we own a 35% equity interest in SAIC-GMAC. We account for our ownership interest in SAIC-GMAC using the equity method of accounting. The difference between the carrying amount in our investment and our share of the underlying net assets of SAIC-GMAC was $371 million, which was primarily related to goodwill. We determined the acquisition date fair values of the identifiable assets acquired and liabilities assumed in accordance with ASC 805 Business Combinations.
Income resulting from the equity investment in SAIC-GMAC is included in our results beginning January 2, 2015. Equity income from SAIC-GMAC recorded in the three months ended March 31, 2015 was $28 million. If the acquisition had occurred on January 1, 2014, our net income for the three months ended March 31, 2014 would have been $174 million.

Note 3.	Finance Receivables
Our pre-acquisition and post-acquisition consumer finance portfolios are now reported on a combined basis, due to the diminished size of the pre-acquisition portfolio, which was $344 million at March 31, 2015.
The finance receivables portfolio consists of the following (in millions):

	March 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Consumer
Consumer finance receivables, collectively evaluated for impairment, net of fees(a)	$13,000	$11,297	$24,297	$12,127	$12,262	$24,389
Consumer finance receivables, individually evaluated for impairment, net of fees	1,294	—	1,294	1,234	—	1,234
Total consumer finance receivables(b)	14,294	11,297	25,591	13,361	12,262	25,623
Less: allowance for loan losses - collective	(441)	(87)	(528)	(405)	(78)	(483)
Less: allowance for loan losses - specific	(164)	—	(164)	(172)	—	(172)
Total consumer finance receivables, net	13,689	11,210	24,899	12,784	12,184	24,968
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	3,260	4,278	7,538	3,180	4,803	7,983
Commercial finance receivables, individually evaluated for impairment, net of fees	—	69	69	—	89	89
Total commercial finance receivables	3,260	4,347	7,607	3,180	4,892	8,072
Less: allowance for loan losses - collective	(20)	(11)	(31)	(21)	(14)	(35)
Less: allowance for loan losses - specific	—	(5)	(5)	—	(5)	(5)
Total commercial finance receivables, net	3,240	4,331	7,571	3,159	4,873	8,032
Total finance receivables, net	$16,929	$15,541	$32,470	$15,943	$17,057	$33,000
________________
(a) Amounts reported for International include $1.0 billion of direct-financing leases at March 31, 2015 and December 31, 2014.
(b) Net of unamortized premiums and discounts, and deferred fees and costs of $191 million and $245 million at March 31, 2015 and December 31, 2014.
Consumer Finance Receivables
Following is a summary of activity in our consumer finance receivables portfolio (in millions):

	Three Months Ended March 31,
	2015			2014
	North America	International	Total	North America	International	Total
Consumer finance receivables, net of fees - beginning of period	$13,361	$12,262	$25,623	$11,388	$11,742	$23,130
Loans purchased	2,273	1,805	4,078	1,364	2,048	3,412
Principal collections and other	(1,134)	(1,459)	(2,593)	(1,003)	(1,464)	(2,467)
Charge-offs	(200)	(34)	(234)	(192)	(32)	(224)
Foreign currency translation	(6)	(1,277)	(1,283)	(1)	174	173
Balance at end of period	$14,294	$11,297	$25,591	$11,556	$12,468	$24,024

A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended March 31,
	2015			2014
	North America	International	Total	North America	International	Total
Balance at beginning of period	$577	$78	$655	$468	$29	$497
Provision for loan losses	118	39	157	104	33	137
Charge-offs	(200)	(34)	(234)	(192)	(32)	(224)
Recoveries	110	12	122	111	16	127
Foreign currency translation	—	(8)	(8)	—	—	—
Balance at end of period	$605	$87	$692	$491	$46	$537
Consumer Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay. At the time of loan origination, substantially all of our international consumers have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we are seeking to expand our prime lending programs. A summary of the credit risk profile by FICO score band, determined at origination, of the consumer finance receivables in the North America Segment is as follows (dollars in millions):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$1,161	8.1%	$596	4.4%
Near Prime - FICO Score 620 to 679	2,138	15.0	1,691	12.7
Sub-prime - FICO Score less than 620	10,995	76.9	11,074	82.9
Balance at end of period	$14,294	100.0%	$13,361	100.0%
In addition we review the credit quality of all of our consumer finance receivables based on consumer payment activity. A consumer account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Consumer finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. The following is a summary of the contractual amounts of delinquent consumer finance receivables, which is not significantly different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off (dollars in millions):

	Three Months Ended March 31,
	2015				2014
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$767	$113	$880	3.4%	$579	$138	$717	3.1%
Greater than 60 days	259	98	357	1.4	210	126	336	1.4
	1,026	211	1,237	4.8	789	264	1,053	4.5
In repossession	34	8	42	0.2	33	5	38	0.1
	$1,060	$219	$1,279	5.0%	$822	$269	$1,091	4.6%
The accrual of finance charge income has been suspended on $581 million and $682 million of consumer finance receivables (based on contractual amount due) at March 31, 2015 and December 31, 2014.

Impaired Consumer Finance Receivables - TDRs
Consumer finance receivables that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer; therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.
At March 31, 2015 and December 31, 2014, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only (in millions):

	March 31, 2015	December 31, 2014
Outstanding recorded investment	$1,294	$1,234
Less: allowance for loan losses	(164)	(172)
Outstanding recorded investment, net of allowance	$1,130	$1,062
Unpaid principal balance	$1,319	$1,255
Additional information about loans classified as TDRs is presented below (in millions, except for number of loans):

	Three Months Ended March 31,
	2015	2014
Average recorded investment	$1,264	$816
Finance charge income recognized	$40	$29
Number of loans classified as TDRs during the period	11,752	10,127
Recorded investment of loans classified as TDRs during the period	$199	$183
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" in our Form 10-K for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR was insignificant for the three months ended March 31, 2015 and 2014.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Three Months Ended March 31,
	2015			2014
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees - beginning of period	$3,180	$4,892	$8,072	$1,975	$4,725	$6,700
Net funding (collections) of commercial finance receivables	110	(150)	(40)	223	154	377
Charge-offs	—	—	—	—	—	—
Foreign currency translation	(30)	(395)	(425)	(8)	39	31
Balance at end of period	$3,260	$4,347	$7,607	$2,190	$4,918	$7,108

Commercial Credit Quality
We extend wholesale credit to dealers primarily in the form of approved lines of credit to purchase new vehicles as well as used vehicles. Each commercial lending request is evaluated, taking into consideration the borrower's financial condition and the underlying collateral for the loan. We use proprietary models to assign each dealer a risk rating. These models use historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including, but not limited to, capitalization and leverage, liquidity and cash flow, profitability and credit history.
We regularly review our models to confirm the continued business significance and statistical predictability of the factors and update the models to incorporate new factors or other information that improves statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Groups III, IV, V and VI) dealers. We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary. The credit lines for Group VI dealers are typically suspended and no further funding is extended to these dealers.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold the vehicle inventory. All receivables from the same dealer customer share the same risk rating.
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			March 31, 2015	December 31, 2014
Group I	-	Dealers with superior financial metrics	$954	$1,062
Group II	-	Dealers with strong financial metrics	2,149	2,090
Group III	-	Dealers with fair financial metrics	2,690	2,856
Group IV	-	Dealers with weak financial metrics	1,108	1,250
Group V	-	Dealers warranting special mention due to potential weaknesses	515	559
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	191	255
Balance at end of period			$7,607	$8,072
At March 31, 2015 and December 31, 2014 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2015 and 2014.

Note 4.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. The following information regarding our leased vehicles is presented on a consolidated basis (in millions):

	March 31, 2015	December 31, 2014
Leased vehicles	$12,231	$9,747
Manufacturer incentives	(1,880)	(1,479)
	10,351	8,268
Less: accumulated depreciation	(1,412)	(1,208)
Leased vehicles, net	$8,939	$7,060
At March 31, 2015 and December 31, 2014, our Canadian subsidiary was servicing $74 million and $110 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2015	2016	2017	2018	2019
Minimum rental payments under operating leases	$1,160	$1,365	$923	$214	$13

Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	March 31, 2015	December 31, 2014
Revolving credit facilities	$327	$326
Securitization notes payable - consumer	1,440	1,330
Securitization notes payable - commercial	59	65
Other	23	350
Total restricted cash	$1,849	$2,071
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
As of December 31, 2014, other restricted cash was primarily comprised of interest-bearing cash in Brazil held in escrow pending resolution of tax and civil litigation. As of March 31, 2015, these amounts were reclassified to deposits and are included in other assets on the condensed consolidated balance sheet.

Note 6.	Equity in Net Assets of Non-consolidated Affiliates
Non-consolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used due to the ability to exert significant influence over decisions relating to their operating and financial affairs.
In January 2015, we completed the acquisition of Ally Financial's equity interest in SAIC-GMAC. See Note 2 - "Acquisition of Ally Financial International Operations" for additional information.
The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income. At March 31, 2015, we had undistributed earnings of $28 million related to SAIC-GMAC.

Note 7.	Debt
Debt consists of the following (in millions):

	March 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Secured Debt
Revolving credit facilities	$1,781	$4,922	$6,703	$1,701	$5,327	$7,028
Securitization notes payable - consumer	13,710	2,323	16,033	13,253	2,868	16,121
Securitization notes payable - commercial	500	1,457	1,957	500	1,565	2,065
Total secured debt	$15,991	$8,702	$24,693	$15,454	$9,760	$25,214

Unsecured Debt
Senior notes	$10,060	$1,234	$11,294	$7,846	$604	$8,450
Credit facilities	—	2,459	2,459	—	2,974	2,974
Other unsecured debt	—	679	679	—	793	793
Total unsecured debt	$10,060	$4,372	$14,432	$7,846	$4,371	$12,217
Secured Debt
Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 8 - "Variable Interest Entities" for additional information relating to our involvement with VIEs. During the three months ended March 31, 2015, we issued securitization notes payable of $2.0 billion through securitization transactions, and we entered into new credit facilities or renewed credit facilities with a total additional net borrowing capacity of $770 million.

Unsecured Debt
In January 2015, our top-tier holding company issued $2.25 billion in senior notes comprised of $1.0 billion of 3.15% notes due in January 2020, $1.0 billion of 4.0% notes due in January 2025 and $250 million in floating rate notes due in January 2020. All of these notes are guaranteed by our principal operating subsidiary, AmeriCredit Financial Services, Inc. ("AFSI").
In February 2015, a European subsidiary issued €650 million of 0.85% notes under our Euro medium term notes program. These notes are due in February 2018. All of these notes are guaranteed by our top-tier holding company and by AFSI.
Subsequent to March 31, 2015, our top-tier holding company issued an additional $2.4 billion in senior notes comprised of $850 million of 2.4% notes due in April 2018, $1.25 billion of 3.45% notes due in April 2022 and $300 million of floating rate notes are due in April 2018. All of these notes are guaranteed by AFSI.
The International Segment utilizes unsecured credit facilities with banks as well as non-bank funding sources. During the three months ended March 31, 2015, we increased borrowing capacity on unsecured committed credit facilities by $90 million.
Note 8.    Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	March 31, 2015	December 31, 2014
Restricted cash	$1,826	$1,721
Finance receivables, net	$21,979	$23,109
Leased vehicle assets	$5,401	$4,595
Secured debt	$22,857	$22,794
The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities we provide as the servicer. We are not required and do not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in our condensed consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to our creditors.
In addition, certain of our special-purpose entities ("SPEs") that issue variable rate debt against fixed rate securitized assets entered into interest rate swap agreements. Under the terms of these swaps, the SPEs are obligated to pay a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt. This arrangement enables the SPEs to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate securitized assets, as may be required to maintain ratings on such securitizations. See Note 9 - "Derivative Financial Instruments and Hedging Activities" for further discussion.
Other VIEs
We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The majority voting interests in these entities are indirectly wholly-owned by our parent, GM. At March 31, 2015 and December 31, 2014, total assets of these entities were $4.2 billion and $4.5 billion, which were comprised primarily of cash and cash equivalents and finance receivables; and total liabilities were $3.5 billion and $4.0 billion, which were comprised primarily of debt, accounts payable (primarily trade) and accrued liabilities. In the three months ended March 31, 2015 and 2014 total revenue recorded by these entities was $41 million and $58 million, and net income was $11 million and $10 million. These amounts are stated prior to intercompany eliminations and include amounts related to securitization and credit facilities held by consolidated VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.

Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to third-party banks, which are not considered VIEs.  These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  At March 31, 2015 and December 31, 2014, $2.0 billion and $2.5 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $1.8 billion and $2.4 billion in secured debt was outstanding.

Note 9.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

		Fair Value	March 31, 2015		December 31, 2014
		Level	Notional	Fair Value	Notional	Fair Value
Assets
Interest rate swaps	(a)	3	$1,688	$6	$1,652	$6
Interest rate caps	(b)	2	2,082	5	2,123	6
Foreign currency swaps	(b)	2	1,488	30	1,594	4
Total assets	(c)		$5,258	$41	$5,369	$16
Liabilities
Interest rate swaps	(a)	3	$5,114	$35	$5,627	$39
Interest rate caps	(b)	2	1,764	4	1,804	6
Foreign currency swaps	(b)	2	939	1	1,044	1
Total liabilities	(d)		$7,817	$40	$8,475	$46
 _________________

(a)	The fair values of the interest rate swap agreements are estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(b)	The fair values of the interest rate cap agreements and foreign currency swap agreements are based on quoted market prices.

(c)	Included in other assets on the condensed consolidated balance sheets.

(d)	Included in other liabilities on the condensed consolidated balance sheets.
We purchase interest rate cap agreements to limit floating rate exposures on certain of our revolving secured debt. We also utilize interest rate swap agreements to convert floating rate exposures on certain of our revolving debt or on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.
At March 31, 2015, we had loans denominated in foreign currencies to certain of our international entities for the equivalent of $576 million. We purchase foreign currency swaps to hedge against any valuation change in the loans due to changes in foreign exchange rates. In addition, our operations in the U.K. had $550 million in debt denominated in U.S. Dollars outstanding, with a cross-currency swap in place to hedge against any valuation change in the debt due to changes in exchange rates.
The following table presents information on the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended March 31,
	2015	2014
Non-designated hedges:
Interest rate contracts (a)	$(6)	$(10)
Foreign currency derivatives (b)	69	(16)
	$63	$(26)
 _________________

(a)	Losses recognized in earnings are included in interest expense.

(b)	Activity is substantially offset by translation activity (included in operating expenses) related to the foreign currency-denominated loans described above.

The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three months ended March 31, 2015 and 2014.

Note 10.	Fair Values of Financial Instruments
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
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

			March 31, 2015		December 31, 2014
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$2,121	$2,121	$2,974	$2,974
Finance receivables, net	(b)	3	$32,470	$32,942	$33,000	$33,573
Restricted cash	(a)	1	$1,849	$1,849	$2,071	$2,071
Financial liabilities:
Secured debt
North America	(c)	2	$15,991	$16,045	$15,454	$15,497
International	(d)	2	$4,417	$4,420	$5,690	$5,694
International	(e)	3	$4,285	$4,252	$4,070	$4,037
Unsecured debt
North America	(f)	2	$10,060	$10,386	$7,846	$8,092
International	(g)	2	$3,386	$3,402	$3,496	$3,507
International	(e)	3	$986	$984	$875	$880
_________________

(a)	Cash and cash equivalents bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

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

(d)
The level 2 secured debt in the International Segment has terms of one year or less, or has been priced within the last six months; therefore, par value is considered to be a reasonable estimate of fair value.

(e)	The fair value of level 3 secured debt and unsecured debt in the International Segment is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(f)	The fair value of unsecured debt in the North America Segment is based on quoted market prices in thinly-traded markets.

(g)
The fair value of senior notes is based on quoted market prices in thinly-traded markets. The fair value of other unsecured debt in the International Segment has terms of one year or less; therefore, par value is considered to be a reasonable estimate of fair value.

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

Note 11.	Commitments and Contingencies
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary under our Euro medium term note program are guaranteed by our primary U.S. operating subsidiary, AFSI. At March 31, 2015 and December 31, 2014, the par value of these senior notes was $11.3 billion and $8.4 billion. See Note 16 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At March 31, 2015, we estimated our reasonably possible legal exposure for unfavorable outcomes to be a range of up to $93 million and have accrued $38 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $50 million.

Note 12.     Income Taxes

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

In the three months ended March 31, 2015 income tax expense of $64 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to tax audit settlements in various jurisdictions.  In the three months ended March 31, 2014 income tax expense of $77 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.

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
All inter-segment balances and transactions have been eliminated. Key financial data for our operating segments were as follows (in millions):

	Three Months Ended March 31, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$906	$448	$7	$(7)	$1,354
Operating expenses, including leased vehicle expenses	487	146	—	—	633
Provision for loan losses	118	37	—	—	155
Interest expense	165	206	16	(7)	380
Equity income	—	28	—	—	28
Income before income taxes	$136	$87	$(9)	$—	$214

	Three Months Ended March 31, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$636	$461	$16	$(16)	$1,097
Operating expenses, including leased vehicle expenses	274	151	—	—	425
Provision for loan losses	103	32	—	—	135
Interest expense	92	214	25	(16)	315
Income before income taxes	$167	$64	$(9)	$—	$222

	March 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Finance receivables, net	$16,929	$15,541	$32,470	$15,943	$17,057	$33,000
Total assets	$30,535	$18,811	$49,346	$27,687	$20,037	$47,724

Note 14.	Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Defined benefit plans, net:
Balance at beginning of period	$(11)	$3
Unrealized gain on subsidiary pension	1	—
Balance at end of period	(10)	3
Foreign currency translation adjustment:
Balance at beginning of period	(422)	8
Translation (loss) gain	(347)	5
Balance at end of period	(769)	13
Total accumulated other comprehensive (loss) income	$(779)	$16

Note 15.	Regulatory Capital
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at March 31, 2015. Total assets of our regulated international banks and finance companies were approximately $9.5 billion and $11.4 billion at March 31, 2015 and December 31, 2014.The decrease in assets is primarily due to the effect of foreign currency movements.

Note 16.	Guarantor Condensed Consolidating Financial Statements
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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,444	$677	$—	$2,121
Finance receivables, net	—	3,845	28,625	—	32,470
Leased vehicles, net	—	—	8,939	—	8,939
Restricted cash	—	13	1,836	—	1,849
Goodwill	1,095	—	148	—	1,243
Equity in net assets of non-consolidated affiliates	—	—	929	—	929
Property and equipment, net		31	145		176
Deferred income taxes	59	—	764	(540)	283
Related party receivables	—	18	419	—	437
Other assets	107	170	622	—	899
Due from affiliates	8,346	—	—	(8,346)	—
Investment in affiliates	8,138	3,559	—	(11,697)	—
Total assets	$17,745	$9,080	$43,104	$(20,583)	$49,346
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$24,693	$—	$24,693
Unsecured debt	9,744	—	4,688	—	14,432
Accounts payable and accrued expenses	85	166	719	—	970
Deferred income	—	—	546	—	546
Deferred income taxes	—	584	4	(540)	48
Taxes payable	75	—	130	—	205
Related party taxes payable	636	—	—	—	636
Related party payables	—	—	450	—	450
Other liabilities	2	11	150	—	163
Due to affiliates	—	4,054	4,292	(8,346)	—
Total liabilities	10,542	4,815	35,672	(8,886)	42,143
Shareholder's equity:
Common stock	—	—	688	(688)	—
Additional paid-in capital	5,805	79	4,054	(4,133)	5,805
Accumulated other comprehensive loss	(779)	(122)	(754)	876	(779)
Retained earnings	2,177	4,308	3,444	(7,752)	2,177
Total shareholder's equity	7,203	4,265	7,432	(11,697)	7,203
Total liabilities and shareholder's equity	$17,745	$9,080	$43,104	$(20,583)	$49,346

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,266	$708	$—	$2,974
Finance receivables, net	—	2,401	30,599	—	33,000
Leased vehicles, net	—	—	7,060	—	7,060
Restricted cash	—	17	2,054	—	2,071
Goodwill	1,095	—	149	—	1,244
Property and equipment, net	—	23	149	—	172
Deferred income taxes	28	—	601	(288)	341
Related party receivables	—	11	373	—	384
Other assets	94	18	366	—	478
Due from affiliates	6,787	—	400	(7,187)	—
Investment in affiliates	7,684	4,059	—	(11,743)	—
Total assets	$15,688	$8,795	$42,459	$(19,218)	$47,724
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$—	$—	$25,214	$—	$25,214
Unsecured debt	7,500	—	4,717	—	12,217
Accounts payable and accrued expenses	78	156	768	—	1,002
Deferred income	—	—	392	—	392
Deferred income taxes	—	288	20	(288)	20
Taxes payable	79	—	155	—	234
Related party taxes payable	636	—	—	—	636
Related party payables	—	—	433	—	433
Other liabilities	3	12	169	—	184
Due to affiliates	—	4,164	3,023	(7,187)	—
Total liabilities	8,296	4,620	34,891	(7,475)	40,332
Shareholder's equity:
Common stock	—	—	690	(690)	—
Additional paid-in capital	5,799	79	4,064	(4,143)	5,799
Accumulated other comprehensive loss	(433)	(64)	(410)	474	(433)
Retained earnings	2,026	4,160	3,224	(7,384)	2,026
Total shareholder's equity	7,392	4,175	7,568	(11,743)	7,392
Total liabilities and shareholder's equity	$15,688	$8,795	$42,459	$(19,218)	$47,724

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$80	$774	$—	$854
Leased vehicle income	—	—	431	—	431
Other income	7	108	45	(91)	69
	7	188	1,250	(91)	1,354
Costs and expenses
Salaries and benefits	—	89	76	—	165
Other operating expenses	54	(3)	154	(64)	141
Total operating expenses	54	86	230	(64)	306
Leased vehicle expenses	—	—	327	—	327
Provision for loan losses	—	74	81	—	155
Interest expense	94	(2)	315	(27)	380
Total costs and expenses	148	158	953	(91)	1,168
Equity income	238	129	28	(367)	28
Income before income taxes	97	159	325	(367)	214
Income tax (benefit) provision	(53)	11	106	—	64
Net income	$150	$148	$219	$(367)	$150

Comprehensive income	$(196)	$90	$(125)	$35	$(196)

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$30	$800	$—	$830
Leased vehicle income	—	—	200	—	200
Other income	20	127	38	(118)	67
	20	157	1,038	(118)	1,097
Costs and expenses
Salaries and benefits	—	53	83	—	136
Other operating expenses	1	33	161	(62)	133
Total operating expenses	1	86	244	(62)	269
Leased vehicle expenses	—	—	156	—	156
Provision for loan losses	—	60	75	—	135
Interest expense	55	11	305	(56)	315
Total costs and expenses	56	157	780	(118)	875
Equity income(a)	170	116	—	(286)	—
Income before income taxes	134	116	258	(286)	222
Income tax (benefit) provision	(11)	—	88	—	77
Net income	$145	$116	$170	$(286)	$145

Comprehensive income	$150	$96	$175	$(271)	$150
________________

(a)	Equity income has been reclassified from revenue as previously presented.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62)	$368	$239	$—	$545
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(2,283)	(2,278)	496	(4,065)
Principal collections and recoveries on consumer finance receivables	—	120	2,694	—	2,814
Proceeds from sale of consumer finance receivables, net	—	496	—	(496)	—
Net (collections) funding of commercial finance receivables	—	150	(96)	—	54
Purchases of leased vehicles, net	—	—	(2,319)	—	(2,319)
Proceeds from termination of leased vehicles	—	—	185	—	185
Acquisition of equity interest	(513)	(536)	—	—	(1,049)
Purchases of property and equipment	—	(8)	(9)	—	(17)
Change in restricted cash	—	4	(158)	—	(154)
Change in other assets	—	—	6	—	6
Net change in investment in affiliates	(48)	571	—	(523)	—
Net cash used in investing activities	(561)	(1,486)	(1,975)	(523)	(4,545)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	—	—	198	—	198
Borrowings and issuance of secured debt	—	—	2,889	—	2,889
Payments on secured debt	—	—	(2,748)	—	(2,748)
Borrowings and issuance of unsecured debt	2,250	—	1,008	—	3,258
Payments on unsecured debt	—	—	(308)	—	(308)
Net capital contributions	—	—	(523)	523	—
Debt issuance costs	(20)	—	(21)	—	(41)
Net change in due from/due to affiliates	(1,607)	296	1,311	—	—
Net cash provided by financing activities	623	296	1,806	523	3,248
Net (decrease) increase in cash and cash equivalents	—	(822)	70	—	(752)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(101)	—	(101)
Cash and cash equivalents at beginning of period	—	2,266	708	—	2,974
Cash and cash equivalents at end of period	$—	$1,444	$677	$—	$2,121

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$175	$57	$154	$—	$386
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(1,363)	(2,838)	$881	(3,320)
Principal collections and recoveries on consumer finance receivables	—	(33)	2,650	—	2,617
Proceeds from sale of consumer finance receivables, net	—	881	—	(881)	—
Net funding of commercial finance receivables	—	(152)	(103)	—	(255)
Purchases of leased vehicles, net	—	—	(628)	—	(628)
Proceeds from termination of leased vehicles	—	—	123	—	123
Purchases of property and equipment	—	—	(7)	—	(7)
Change in restricted cash	—	3	(150)	—	(147)
Net change in investment in affiliates	—	640	—	(640)	—
Net cash used in investing activities	—	(24)	(953)	(640)	(1,617)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	—	—	451	—	451
Borrowings and issuance of secured debt	—	—	5,070	—	5,070
Payments on secured debt	—	—	(4,238)	—	(4,238)
Borrowings and issuance of unsecured debt	—	—	390	—	390
Payments on unsecured debt	—	—	(330)	—	(330)
Net capital contributions	(45)	—	(595)	640	—
Debt issuance costs	—	—	(23)	—	(23)
Net change in due from/due to affiliates	(130)	112	18	—	—
Net cash (used in) provided by financing activities	(175)	112	743	640	1,320
Net increase (decrease) in cash and cash equivalents	—	145	(56)	—	89
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$540	$622	$—	$1,162

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of GM. We conduct our business generally in two segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. On January 2, 2015, we completed the acquisition of Ally Financial's 40% equity interest in SAIC-GMAC for an aggregate purchase price of $1.0 billion. Also on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions, we own a 35% equity interest in SAIC-GMAC.
Consumer
Our automobile finance programs in the North America Segment include sub-prime lending and full credit spectrum leasing and, more recently, prime and near-prime lending, offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low mileage used vehicles. During the three months ended March 31, 2015 and 2014, 73.8% and 52.7% of our loan and lease originations in the North America Segment were for new GM vehicles.
We are expanding our leasing, near prime and prime lending programs through GM-franchised dealerships in North America and expect that leasing and prime lending will become an increasing percentage of our originations and consumer portfolio balance over time. Between February and April 2015, we implemented a brand-by-brand exclusive lease subvention arrangement in the U.S. with GM. We define prime lending as lending to customers with FICO scores of 680 and greater, near-prime lending as lending to customers with FICO scores between 620 to 679, and sub-prime lending as lending to customers with FICO scores of less than 620. The following table presents our consumer loan and lease originations in North America by FICO score band (in millions):

	Three Months Ended March 31,
	2015		2014
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$2,733	51.8%	$539	25.2%
Near prime - FICO Score 620 to 679	926	17.5	260	12.2
Sub-prime - FICO Score less than 620	1,621	30.7	1,338	62.6
Total originations	$5,280	100.0%	$2,137	100.0%
The consumer lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles for predominantly consumers with prime credit scores. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage.
Commercial
Our commercial lending products are offered primarily to GM-franchised dealers and their affiliates and consist predominantly of loans to finance vehicle inventory, also known as wholesale or floorplan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital and to purchase and/or finance dealership real estate. Other commercial products offered in the International Segment include fleet financing and storage center financing.
We establish new and used vehicle inventory credit lines at the time of dealer account acquisition, subject to revision as part of subsequent annual credit reviews. The maximum availability on these credit lines is based upon a dealer’s monthly vehicle rate of travel (e.g., sales rate) and financial strength at the time of account acquisition or annual review, as applicable. At times, a dealer’s vehicle inventory needs may exceed its credit line availability for a number of reasons, such as seasonal factory build-out, planned marketing events, reductions in sales, or other business and seasonal factors. When a dealer's needs require that its outstanding balance be allowed to exceed the maximum availability under its credit line(s), we may accept a temporary overline situation, reallocate credit amounts among existing lines, temporarily or permanently increase the dealer's credit line, or suspend the dealer's credit lines. The action we take depends on communications with the dealer, analysis of the dealer's financial condition and the underlying cause of the need for the overline.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, and through the issuance of unsecured debt in the public markets. We seek to fund our operations through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our Latin American operations are entirely funded locally. Our European operations obtain most of their funding from local sources, but also borrow funds from affiliated companies.
GM provides us with financial resources through a tax sharing agreement, which effectively deferred taxes from the tax years 2012 through 2014 that we would have otherwise been required to pay to GM on the statutory tax payment due dates. GM also provides us with financial resources through a $1.0 billion unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility").
We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities (a three-year $5.0 billion facility and a five-year, $7.5 billion facility) subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities, and none of our or our subsidiaries' assets secure these facilities.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014
The results of operations discussed below are inclusive of changes in the values of foreign currencies, primarily due to the appreciation of the U.S. Dollar against the Brazilian Real, the Euro, the British Pound, the Canadian Dollar and the Mexican Peso. In the three months ended March 31, 2015, average consumer finance receivables decreased $2.0 billion, average leased vehicles, net decreased $113 million and average commercial finance receivables decreased $769 million, compared to the average for the three months ended March 31, 2014 due to changes in foreign currency valuation.
Average Earning Assets:
Average earning assets were as follows (dollars in millions, except where noted):

	Three Months Ended March 31,
	2015			2014			2015 vs. 2014 Change
	North America	International	Total	North America	International	Total	Amount	%
Average consumer finance receivables	$13,860	$11,847	$25,707	$11,532	$11,950	$23,482	$2,225	9.5%
Average commercial finance receivables	3,140	4,497	7,637	2,038	4,674	$6,712	925	13.8%
Average finance receivables	17,000	16,344	33,344	13,570	16,624	30,194	3,150	10.4%
Average leased vehicles, net	7,825	36	7,861	3,530	2	3,532	4,329	122.6%
Average earning assets	$24,825	$16,380	$41,205	$17,100	$16,626	$33,726	$7,479	22.2%

Consumer finance receivables purchased	$2,273	$1,805	$4,078	$1,364	$2,048	$3,412	$666	19.5%
Average new consumer loan size (in dollars)	$24,081	$12,248	$16,870	$21,424	$14,648	$16,771	$99	0.6%
Leased vehicles purchased	$3,007	$17	$3,024	$773	N/A	$773	$2,251	291.2%
Average new lease size (in dollars)	$37,080	$21,317	$36,926	$32,127	N/A	$32,127	$4,799	14.9%
Average consumer finance receivables increased $2.2 due to higher loan originations in the U.S., U.K., Brazil and Mexico markets offset by portfolio liquidations through payments and defaults. In addition, average consumer finance receivables decreased due to the effects of foreign currency movements, primarily in the International Segment.
In the North America Segment, the average annual percentage rate for consumer finance receivables purchased during the three months ended March 31, 2015 decreased to 9.9% from 13.2% during the prior period. The increase in average consumer loan and lease size and decrease in average annual percentage rate in the North America Segment were both primarily due to higher volumes of new car originations, which typically are for higher amounts, and have lower contractual rates due to the rate subvention support provided by GM, as well as increased prime lending. In the International Segment, the decrease in average consumer loan and lease size is primarily due to the effect of foreign currency movements.
Average commercial finance receivables increased $925 million was primarily due to the continued ramp-up in that business in the North America Segment, in accordance with our business plan.
Average leased vehicles, net, increased $4.3 billion due to an increase of our share of GM's lease business in North America, primarily as a result of our exclusive lease subvention arrangement with GM, which was implemented on a brand-by-brand basis between February and April 2015.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2015			2014			2015 vs. 2014 Change
	North America	International	Total	North America	International	Total	Amount	%
Finance charge income:
Consumer finance receivables	$436	$317	$753	$405	$328	$733	$20	2.7%
Commercial finance receivables	$22	$79	$101	$15	$82	$97	$4	4.1%
Leased vehicle income	$429	$2	$431	$199	$1	$200	$231	115.5%
Other income	$19	$50	$69	$17	$50	$67	$2	3.0%
Effective yield - consumer finance receivables	12.8%	10.9%	11.9%	14.2%	11.1%	12.7%	(0.8)%	(5.6)%
Effective yield - commercial finance receivables	2.8%	7.1%	5.4%	3.0%	7.1%	5.8%	(0.4)%	(13.3)%
In the North America Segment, finance charge income on consumer finance receivables was up slightly for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to the growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
The increase in commercial finance charge income is primarily due to the increase in the size of the commercial receivable portfolio, partially offset by a decrease in the effective yield on commercial finance receivables.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended March 31,
	2015			2014			2015 vs. 2014 Change
	North America	International	Total	North America	International	Total	Amount	%
Operating expenses	$161	$145	$306	$118	$151	$269	$37	13.8%
Leased vehicle expenses	$326	$1	$327	$156	$—	$156	$171	109.6%
Provision for loan losses	$118	$37	$155	$103	$32	$135	$20	14.8%
Interest expense(a)	$186	$194	$380	$120	$195	$315	$65	20.6%
Average debt outstanding	$24,469	$13,614	$38,083	$16,660	$12,630	$29,290	$8,793	30.0%
Effective rate of interest on debt	3.1%	5.8%	4.0%	2.9%	6.3%	4.4%	(0.4)%	(9.1)%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 13 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.
Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Operating expenses as an annualized percentage of average earning assets were 3.0% and 3.2% for the three months ended March 31, 2015 and 2014.

Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the increased size of the leased asset portfolio in the North America Segment.
Provision for Loan Losses
The provision for consumer loan losses increased primarily due to growth in the consumer finance receivables portfolio. As an annualized percentage of average consumer finance receivables, the provision for loan losses was 2.5% for the three months ended March 31, 2015 and 2014. The provision for commercial loan losses was insignificant for the three months ended March 31, 2015 and 2014.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 29.9% and 34.7% for the three months ended March 31, 2015 and 2014. The decrease in the effective income tax rate is primarily related to our equity investment in SAIC-GMAC, which was acquired in January 2015.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(347) million and $5 million for three months ended March 31, 2015 and 2014. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The change in other comprehensive (loss) income is primarily due to decreases in the values of the Brazilian Real, the Euro, the British Pound, the Mexican Peso and the Canadian Dollar in relation to the U.S Dollar.

CREDIT QUALITY
Consumer Finance Receivables
The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	March 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Consumer finance receivables, net of fees	$14,294	$11,297	$25,591	$13,361	$12,262	$25,623
Less: allowance for loan losses	(605)	(87)	(692)	(577)	(78)	(655)
Consumer finance receivables, net	$13,689	$11,210	$24,899	$12,784	$12,184	$24,968
Number of outstanding contracts	828,147	1,507,627	2,335,774	788,833	1,458,362	2,247,195
Average amount of outstanding contracts (in dollars)(a)	$17,260	$7,493	$10,956	$16,999	$8,409	$11,424
Allowance for loan losses as a percentage of consumer finance receivables, net of fees	4.2%	0.8%	2.7%	4.4%	0.6%	2.6%
_________________

(a)
Average amount of outstanding contract consists of consumer finance receivables, net of fees, divided by number of outstanding contracts. The decrease in the average amount of outstanding contracts in the International Segment is primarily due to changes in foreign exchange rates.

Our consumer finance receivables consist of smaller-balance, homogeneous loans, divided into two primary portfolios: finance receivables originated in the North America Segment and finance receivables originated in the International Segment, which are carried at amortized cost, net of allowance for loan losses. Each of these portfolios is further divided into pools based on common risk characteristics, such as internal credit score, origination period, delinquent status, and geography. An internal credit score, of which FICO is an input, is created by using algorithms or statistical models contained in an origination scorecard.  The scorecard is used to evaluate a consumer’s ability to pay based on statistical modeling of their prior credit usage, structure of the loan and other information.  The output of the scorecard rank-orders consumers from those that are most likely to pay to those that are least likely to pay. By further dividing the portfolio into pools based on internal credit scores we are better able to distinguish expected credit performance for different credit risks. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the portfolio pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses incurred in our finance receivables.
The allowance for loan losses for the North America Segment as a percentage of consumer finance receivables, net of fees, was consistent with the level at December 31, 2014. The International Segment's allowance continues to grow with the portfolio of receivables originated since the acquisition.

Delinquency
The following is a summary of the contractual amounts of delinquent consumer finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off (dollars in millions):

	Three Months Ended March 31,
	2015				2014
	North America	International	Total		North America	International	Total
	Amount	Amount	Amount	Percent of Contractual Amount Due	Amount	Amount	Amount	Percent of Contractual Amount Due
31 - 60 days	$767	$113	$880	3.4%	$579	$138	$717	3.1%
Greater than 60 days	259	98	357	1.4	210	126	336	1.4
	1,026	211	1,237	4.8	789	264	1,053	4.5
In repossession	34	8	42	0.2	33	5	38	0.1
	$1,060	$219	$1,279	5.0%	$822	$269	$1,091	4.6%
Deferrals
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding in the North America Segment were 5.5% and 5.8% for the three months ended March 31, 2015 and 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of deferrals.
The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	March 31, 2015	December 31, 2014
Never deferred	77.2%	76.1%
Deferred:
1-2 times	18.8	19.8
3-4 times	4.0	4.1
Total deferred	22.8	23.9
Total	100.0%	100.0%

Troubled Debt Restructurings
See Note 3 - "Finance Receivables" to our condensed consolidated financial statements in this Form 10-Q for further discussion of TDRs.
Credit Losses - non-U.S. GAAP measure
We analyze credit performance of our combined portfolio, which includes loans acquired with deteriorated credit quality. This information facilitates comparisons of current and historical results.The following is a reconciliation of charge-offs to credit losses on the combined portfolio (in millions):

	Three Months Ended March 31,
	2015			2014
	North America	International	Total	North America(a)	International	Total
Charge-offs	$200	$34	$234	$192	$32	$224
Adjustments to reflect write-offs of the contractual amounts on loans acquired with deteriorated credit quality	7	1	8	24	3	27
Total credit losses	$207	$35	$242	$216	$35	$251
The following table presents credit loss data (which includes charge-offs and write-offs of contractual amounts on loans acquired with deteriorated credit quality) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended March 31,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Credit losses	$207	$35	$242	$216	$35	$251
Less: recoveries	(119)	(12)	(131)	(128)	(17)	(145)
Net credit losses	$88	$23	$111	$88	$18	$106
Net annualized credit losses as a percentage of average consumer finance receivables	2.6%	0.8%	1.8%	3.1%	0.6%	1.8%
Recoveries as a percentage of gross repossession credit losses	57.7%			59.1%
_________________

(a)
Credit losses for the International Segment represent the write-down of defaulted receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross repossession credit losses is not meaningful.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	March 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$3,260	$4,347	$7,607	$3,180	$4,892	$8,072
Less: allowance for loan losses	(20)	(16)	(36)	(21)	(19)	(40)
Total commercial finance receivables, net	$3,240	$4,331	$7,571	$3,159	$4,873	$8,032
Number of dealers	530	2,129	2,659	489	2,147	2,636
Average carrying amount per dealer	$6	$2	$3	$6	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.4%	0.5%	0.7%	0.4%	0.5%
There were no charge-offs of commercial finance receivables for the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.

Leased Vehicles
At March 31, 2015 and 2014, 98.9% and 98.8% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default increased to $21 million for the three months ended March 31, 2015 from $11 million for the three months ended March 31, 2014, mainly due to the increase in size of the lease portfolio.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, funding credit enhancement requirements in connection with securitizations and secured facilities, repayment of secured and unsecured debt, operating expenses, interest costs and business acquisitions.
In the North America Segment, our purchase and funding of finance receivables and lease vehicles were financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
In the International Segment, our purchase and funding of finance receivables are typically financed with borrowings on secured and unsecured credit facilities. In certain countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K., we obtain permanent financing through securitization transactions. In addition, we raise unsecured debt in the international capital markets through the issuance of notes under our Euro medium term note program.
Cash Flow
In the three months ended March 31, 2015, net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.
In the three months ended March 31, 2015, net cash used by investing activities increased due to an increase in purchases of consumer finance receivables, net of collections of $548 million, an increase in purchases of leased vehicles of $1.7 billion and cash used for the acquisition of the equity interest in SAIC-GMAC of $1.0 billion, partially offset by a decrease in net fundings of commercial receivables of $309 million.
In the three months ended March 31, 2015, net cash provided financing activities increased due primarily to a net increase in borrowings of $1.9 billion.
Liquidity
Our available liquidity consists of the following (in millions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents(a)	$2,121	$2,974
Borrowing capacity on unpledged eligible assets	7,172	4,808
Borrowing capacity on committed unsecured lines of credit	641	558
Borrowing capacity on Junior Subordinated Revolving Credit Facility	1,000	1,000
	$10,934	$9,340
_________________

(a)
Includes $650 million and $691 million in unrestricted cash outside of the U.S. at March 31, 2015 and December 31, 2014. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

The increase in available liquidity is primarily due to the issuance of $2.25 billion in senior notes in North America in the three months ended March 31, 2015, partially offset by $1.0 billion used for the acquisition of the equity interest in SAIC-GMAC.
We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities (a three-year, $5.0 billion facility and a five-year $7.5 billion facility) subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above.
Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our cash management strategy.
At March 31, 2015, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$14,905	$5,097
Revolving commercial asset-secured facilities(b)	3,702	1,614
Total secured	$18,607	$6,711
Unsecured committed facilities(c)	1,290	649
Unsecured uncommitted facilities(d)	—	1,810
Total unsecured	$1,290	$2,459
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$20,897	$9,170
Acquisition accounting discount		(8)
		$9,162
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $369 million in unused borrowing capacity on these facilities at March 31, 2015.

See Note 7 - "Debt" to our consolidated financial statements in our Form 10-K for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable
We periodically finance our consumer and commercial finance receivables and leases through public and private term securitization transactions, where the debt capital and securitization markets are sufficiently developed. A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Note Issuance(b)	Note Balance At March 31, 2015
2007	June 2018			$74	$56
2010	January 2018			850	89
2011	July 2018	-	December 2019	4,550	771
2012	June 2016	-	July 2020	9,096	3,182
2013	March 2016	-	October 2021	7,710	3,547
2014	March 2019	-	September 2022	10,710	8,405
2015	March 2020	-	January 2021	1,985	1,943
Total active securitizations					17,993
Acquisition accounting premium					(3)
					$17,990
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.

Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 8- "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes and Other Unsecured Debt
We periodically access the capital markets through the issuance of senior unsecured notes, predominantly from registered shelves. At March 31, 2015, we had $11.3 billion in senior unsecured notes outstanding.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At March 31, 2015 we had $679 million of this type of unsecured debt outstanding.
Subsequent to March 31, 2015, our top-tier holding company issued $2.4 billion in senior notes comprised of $850 million of 2.4% notes due in April 2018, $1.25 billion of 3.45% notes due in April 2022 and $300 million of floating rate notes due in April 2018. All of these notes are guaranteed by AFSI.

FORWARD-LOOKING STATEMENTS
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2014.It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
There have been no significant changes in our exposure to interest rate risk since December 31, 2014. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to our management, including our principal executive officer ("CEO") and principal financial officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2015. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
See Note 11 - "Commitments and Contingencies" to our condensed consolidated financial statements for information relating to legal proceedings.

Item 1A.	Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks factors. There have been no material changes to the Risks Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	April 23, 2015	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer