Form 10-Q
period 2015-06-30
General Motors Financial Company, Inc.
filed 2015-07-23
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2015, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$2,070	$2,974
Finance receivables, net (Note 3; Note 8 VIEs)	34,385	33,000
Leased vehicles, net (Note 4; Note 8 VIEs)	12,904	7,060
Restricted cash (Note 5; Note 8 VIEs)	1,856	2,071
Goodwill	1,243	1,244
Equity in net assets of non-consolidated affiliates (Note 6)	978	—
Property and equipment, net of accumulated depreciation of $74 and $59	202	172
Deferred income taxes	283	341
Related party receivables	588	384
Other assets	821	478
Total assets	$55,330	$47,724
Liabilities and Shareholder's Equity
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$26,617	$25,214
Unsecured debt (Note 7)	17,713	12,217
Accounts payable and accrued expenses	1,138	1,002
Deferred income	844	392
Deferred income taxes	70	20
Related party taxes payable	636	636
Related party payables	429	433
Other liabilities	380	418
Total liabilities	47,827	40,332
Commitments and contingencies (Note 11)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	5,815	5,799
Accumulated other comprehensive loss (Note 14)	(674)	(433)
Retained earnings	2,362	2,026
Total shareholder's equity	7,503	7,392
Total liabilities and shareholder's equity	$55,330	$47,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Finance charge income	$848	$882	$1,702	$1,712
Leased vehicle income	599	238	1,030	438
Other income	68	71	137	138
Total revenue	1,515	1,191	2,869	2,288
Costs and expenses
Salaries and benefits	181	154	346	290
Other operating expenses	138	126	279	259
Total operating expenses	319	280	625	549
Leased vehicle expenses	467	179	794	335
Provision for loan losses	141	113	296	248
Interest expense	391	354	771	669
Total costs and expenses	1,318	926	2,486	1,801
Equity income (Note 6)	28	—	56	—
Income before income taxes	225	265	439	487
Income tax provision	39	90	103	167
Net income	186	175	336	320
Other comprehensive income (loss)
Defined benefit plans, net	—	—	1	—
Foreign currency translation adjustment	105	49	(242)	54
Other comprehensive income (loss), net	105	49	(241)	54
Comprehensive income	$291	$224	$95	$374
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,265	$846
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(8,366)	(6,827)
Principal collections and recoveries on consumer finance receivables	5,716	5,300
Net funding of commercial finance receivables	(37)	(239)
Purchases of leased vehicles, net	(6,724)	(1,856)
Proceeds from termination of leased vehicles	468	264
Acquisition of international operations	(1,049)	(46)
Disposition of equity interest	125	—
Purchases of property and equipment	(44)	(15)
Change in restricted cash	(140)	(236)
Change in other assets	17	(2)
Net cash used in investing activities	(10,034)	(3,657)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	(150)	278
Borrowings and issuance of secured debt	9,791	10,722
Payments on secured debt	(7,406)	(8,445)
Borrowings and issuance of unsecured debt	6,697	1,472
Payments on unsecured debt	(871)	(838)
Debt issuance costs	(101)	(49)
Net cash provided by financing activities	7,960	3,140
Net (decrease) increase in cash and cash equivalents	(809)	329
Effect of foreign exchange rate changes on cash and cash equivalents	(95)	9
Cash and cash equivalents at beginning of period	2,974	1,074
Cash and cash equivalents at end of period	$2,070	$1,412

Supplemental cash flow information:
Subvention receivable from GM	$399	$147
Commercial loan funding payable to GM	$401	$427
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
The condensed consolidated financial statements at June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
Subsequent to the issuance of our condensed consolidated financial statements as of and for the six months ended June 30, 2014, we identified items not properly classified in the condensed consolidated statements of cash flows. The adjustments to previously reported amounts within the condensed consolidated statement of cash flows, which had no impact on cash and cash equivalents at June 30, 2014, had a net effect of decreasing net cash provided by operating activities by $58 million and decreasing net cash used in investing activities by $58 million, and were principally related to net funding of commercial finance receivables.
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
Related Party Transactions
We are the wholly-owned captive finance subsidiary of General Motors Company ("GM"). We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on consumer loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. At June 30, 2015 and December 31, 2014, we had related party receivables from GM in the amount of $588 million and $384 million, primarily related to subvention.
At June 30, 2015 and December 31, 2014 we had $176 million in commercial loans outstanding to dealers that are consolidated by GM. Prior to January 1, 2015, we provided financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At December 31, 2014, $289 million was outstanding under such arrangements, and was included in commercial finance receivables. No amounts were outstanding at June 30, 2015. At June 30, 2015 and December 31, 2014, we had $429 million and $433 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
We have a tax sharing agreement with GM for our U.S. operations. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2012 through 2014 were deferred for four years from their original due date. At June 30, 2015 and December 31, 2014, $636 million was due to GM under the related party tax sharing agreement.
We have a Support Agreement with GM (the “Support Agreement”), which provides that, if our earning assets leverage at the end of any calendar quarter is higher than thresholds set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage to within the appropriate threshold. In determining our earning assets leverage (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. At June 30, 2015, our earning assets leverage ratio was 7.5, which is below the applicable ratio of 8.0.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower on $4.0 billion under GM’s corporate revolving credit facilities. GM also agreed to certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion unsecured intercompany revolving credit facility (the “Junior Subordinated Revolving Credit Facility”). There were no advances outstanding under the Junior Subordinated Revolving Credit Facility at June 30, 2015 or December 31, 2014.
Accounting Standards Not Yet Adopted
In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” ("ASU 2014-09") that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.
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
On January 2, 2015, we completed the acquisition of Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was $1.0 billion. Also on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions, we own a 35% equity interest in SAIC-GMAC. We account for our ownership interest in SAIC-GMAC using the equity method of accounting. The difference between the carrying amount of our investment and our share of the underlying net assets of SAIC-GMAC was $371 million at the time of acquisition, which was primarily related to goodwill. We determined the acquisition date fair values of the identifiable assets acquired and liabilities assumed in accordance with ASC 805 Business Combinations.
Income resulting from the equity investment in SAIC-GMAC is included in our results beginning January 2, 2015. Equity income from SAIC-GMAC recorded in the three and six months ended June 30, 2015 was $28 million and $56 million. If the acquisition had occurred on January 1, 2014, our consolidated net income for the three and six months ended June 30, 2014 would have been $204 million and $378 million.

Note 3.	Finance Receivables
Our pre-acquisition and post-acquisition consumer finance portfolios are now reported on a combined basis, due to the diminished size of the pre-acquisition portfolio, which was $269 million at June 30, 2015 and $459 million at December 31, 2014.
The finance receivables portfolio consists of the following (in millions):

	June 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Consumer
Consumer finance receivables, collectively evaluated for impairment, net of fees(a)	$14,091	$11,840	$25,931	$12,127	$12,262	$24,389
Consumer finance receivables, individually evaluated for impairment, net of fees	1,399	—	1,399	1,234	—	1,234
Total consumer finance receivables(b)	15,490	11,840	27,330	13,361	12,262	25,623
Less: allowance for loan losses - collective	(424)	(94)	(518)	(405)	(78)	(483)
Less: allowance for loan losses - specific	(203)	—	(203)	(172)	—	(172)
Total consumer finance receivables, net	14,863	11,746	26,609	12,784	12,184	24,968
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	3,515	4,243	7,758	3,180	4,803	7,983
Commercial finance receivables, individually evaluated for impairment, net of fees	—	57	57	—	89	89
Total commercial finance receivables	3,515	4,300	7,815	3,180	4,892	8,072
Less: allowance for loan losses - collective	(22)	(12)	(34)	(21)	(14)	(35)
Less: allowance for loan losses - specific	—	(5)	(5)	—	(5)	(5)
Total commercial finance receivables, net	3,493	4,283	7,776	3,159	4,873	8,032
Total finance receivables, net	$18,356	$16,029	$34,385	$15,943	$17,057	$33,000
________________
(a) Amounts reported for International include $1.1 billion and $1.0 billion of direct-financing leases at June 30, 2015 and December 31, 2014.
(b) Net of unamortized premiums and discounts, and deferred fees and costs of $164 million and $245 million at June 30, 2015 and December 31, 2014.
Consumer Finance Receivables
Following is a summary of activity in our consumer finance receivables portfolio (in millions):

	Six Months Ended June 30,
	2015			2014
	North America	International	Total	North America	International	Total
Consumer finance receivables, net of fees - beginning of period	$13,361	$12,262	$25,623	$11,388	$11,742	$23,130
Loans purchased	4,915	3,451	8,366	2,917	4,128	7,045
Principal collections and other	(2,393)	(2,901)	(5,294)	(2,052)	(2,987)	(5,039)
Charge-offs	(388)	(66)	(454)	(349)	(66)	(415)
Foreign currency translation	(5)	(906)	(911)	—	325	325
Balance at end of period	$15,490	$11,840	$27,330	$11,904	$13,142	$25,046

A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended June 30,
	2015			2014
	North America	International	Total	North America	International	Total
Balance at beginning of period	$605	$87	$692	$491	$46	$537
Provision for loan losses	110	29	139	89	33	122
Charge-offs	(188)	(32)	(220)	(157)	(34)	(191)
Recoveries	100	11	111	92	15	107
Foreign currency translation	—	(1)	(1)	—	—	—
Balance at end of period	$627	$94	$721	$515	$60	$575

	Six Months Ended June 30,
	2015			2014
	North America	International	Total	North America	International	Total
Balance at beginning of period	$577	$78	$655	$468	$29	$497
Provision for loan losses	228	68	296	193	66	259
Charge-offs	(388)	(66)	(454)	(349)	(66)	(415)
Recoveries	210	23	233	203	31	234
Foreign currency translation	—	(9)	(9)	—	—	—
Balance at end of period	$627	$94	$721	$515	$60	$575

Consumer Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay. At the time of loan origination, substantially all of our international consumers have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we are expanding our prime and near prime lending programs. A summary of the credit risk profile by FICO score band, determined at origination, of the consumer finance receivables in the North America Segment is as follows (dollars in millions):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$1,915	12.4%	$596	4.4%
Near Prime - FICO Score 620 to 679	2,555	16.5	1,691	12.7
Sub-prime - FICO Score less than 620	11,020	71.1	11,074	82.9
Balance at end of period	$15,490	100.0%	$13,361	100.0%
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

	June 30, 2015				June 30, 2014
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$917	$145	$1,062	3.6%	$756	$130	$886	3.5%
Greater than 60 days	318	134	452	1.6	255	133	388	1.6
	1,235	279	1,514	5.2	1,011	263	1,274	5.1
In repossession	39	7	46	0.2	35	5	40	0.1
	$1,274	$286	$1,560	5.4%	$1,046	$268	$1,314	5.2%
The accrual of finance charge income has been suspended on $694 million and $682 million of consumer finance receivables (based on contractual amount due) at June 30, 2015 and December 31, 2014.
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
At June 30, 2015 and December 31, 2014, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only (in millions):

	June 30, 2015	December 31, 2014
Outstanding recorded investment	$1,399	$1,234
Less: allowance for loan losses	(203)	(172)
Outstanding recorded investment, net of allowance	$1,196	$1,062
Unpaid principal balance	$1,426	$1,255
Additional information about loans classified as TDRs is presented below (in millions, except for number of loans):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average recorded investment	$1,347	$928	$1,309	$875
Finance charge income recognized	$41	$30	$81	$59
Number of loans classified as TDRs during the period	14,397	12,135	26,124	22,247
Recorded investment of loans classified as TDRs during the period	$245	$213	$446	$388
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" in our Form 10-K for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR was insignificant for the three and six months ended June 30, 2015 and 2014.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Six Months Ended June 30,
	2015			2014
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees - beginning of period	$3,180	$4,892	$8,072	$1,975	$4,725	$6,700
Net funding (collections) of commercial finance receivables	360	(331)	29	397	(56)	341
Charge-offs	—	—	—	—	—	—
Foreign currency translation	(25)	(261)	(286)	1	72	73
Balance at end of period	$3,515	$4,300	$7,815	$2,373	$4,741	$7,114

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

A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			June 30, 2015	December 31, 2014
Group I	-	Dealers with superior financial metrics	$1,068	$1,062
Group II	-	Dealers with strong financial metrics	2,415	2,090
Group III	-	Dealers with fair financial metrics	2,617	2,856
Group IV	-	Dealers with weak financial metrics	1,071	1,250
Group V	-	Dealers warranting special mention due to potential weaknesses	443	559
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	201	255
Balance at end of period			$7,815	$8,072
At June 30, 2015 and December 31, 2014 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2015 and 2014.

Note 4.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. The following information regarding our leased vehicles is presented on a consolidated basis (in millions):

	June 30, 2015	December 31, 2014
Leased vehicles	$17,410	$9,747
Manufacturer incentives	(2,745)	(1,479)
	14,665	8,268
Less: accumulated depreciation	(1,761)	(1,208)
Leased vehicles, net	$12,904	$7,060
At June 30, 2015 and December 31, 2014, our Canadian subsidiary was servicing $50 million and $110 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2015	2016	2017	2018	2019
Minimum rental payments under operating leases	$1,108	$2,052	$1,552	$546	$42
Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	June 30, 2015	December 31, 2014
Revolving credit facilities	$241	$326
Securitization notes payable - consumer	1,521	1,330
Securitization notes payable - commercial	56	65
Other	38	350
Total restricted cash	$1,856	$2,071
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
At December 31, 2014, other restricted cash was primarily comprised of interest-bearing cash in Brazil held in escrow pending resolution of tax and civil litigation. At June 30, 2015, these amounts are classified as deposits and are included in other assets on the condensed consolidated balance sheet.

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
The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income. At June 30, 2015, we had undistributed earnings of $56 million related to SAIC-GMAC.

Note 7.	Debt
Debt consists of the following (in millions):

	June 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Secured Debt
Revolving credit facilities	$1,008	$5,203	$6,211	$1,701	$5,327	$7,028
Securitization notes payable - consumer	15,435	2,790	18,225	13,253	2,868	16,121
Securitization notes payable - commercial	1,250	931	2,181	500	1,565	2,065
Total secured debt	$17,693	$8,924	$26,617	$15,454	$9,760	$25,214

Unsecured Debt
Senior notes	$12,862	$1,281	$14,143	$7,846	$604	$8,450
Credit facilities	—	2,848	2,848	—	2,974	2,974
Other unsecured debt	—	722	722	—	793	793
Total unsecured debt	$12,862	$4,851	$17,713	$7,846	$4,371	$12,217
Secured Debt
Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 8 - "Variable Interest Entities" for additional information relating to our involvement with VIEs. During the six months ended June 30, 2015, we issued securitization notes payable of $6.8 billion through securitization transactions, and we entered into new credit facilities or renewed credit facilities with a total additional net borrowing capacity of $4.1 billion.
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
In April 2015, our top-tier holding company issued $2.4 billion in senior notes comprised of $850 million of 2.4% notes due in April 2018, $1.25 billion of 3.45% notes due in April 2022 and $300 million of floating rate notes due in April 2018. All of these notes are guaranteed by AFSI.
In May 2015, our primary Canadian operating subsidiary issued CAD$500 million of 3.08% notes due in May 2020. The notes are guaranteed by our top-tier holding company and by AFSI.
Subsequent to June 30, 2015, our top-tier holding company issued an additional $2.3 billion in senior notes comprised of $1.5 billion of 3.2% notes due in July 2020 and $800 million of 4.3% notes due in July 2025. All of these notes are guaranteed by AFSI.
The International Segment utilizes unsecured credit facilities with banks as well as non-bank funding sources. During the six months ended June 30, 2015, we increased borrowing capacity on unsecured committed credit facilities by $185 million.
Note 8.    Variable Interest Entities
Securitizations and credit facilities

We use special purpose entities ("SPEs") that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing related assets transferred by us to the VIEs ("Securitized Assets"). We hold variable interests in the VIEs that could potentially be significant to the VIEs. We determined that we are the primary beneficiary of the SPEs because: (1) the servicing responsibilities for the Securitized Assets give us the power to direct the activities that most significantly impact the performance of the VIEs; and (2) the variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that we provide as the servicer. We are not required and do not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in our condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to our creditors.
We recognize finance charge, lease vehicle and fee income on the securitized assets and interest expense on the secured debt issued in a securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the securitized assets.
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	June 30, 2015	December 31, 2014
Restricted cash	$1,818	$1,721
Finance receivables, net	$23,859	$23,109
Leased vehicle assets	$6,877	$4,595
Secured debt	$24,651	$22,794
These amounts are related to securitization and credit facilities held by consolidated VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.
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
The following table summarizes the assets and liabilities of these entities (in millions):

	June 30, 2015	December 31, 2014
Assets(a)	$3,585	$3,696
Liabilities(b)	$2,872	$3,184
_________________

(a)	Comprised primarily of finance receivables of $3.2 billion and $3.6 billion at June 30, 2015 and December 31, 2014.

(b)	Comprised primarily of debt of $2.1 billion and $2.5 billion at June 30, 2015 and December 31, 2014.
The following table summarizes the revenue and net income of these entities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenue	$40	$60	$81	$118
Net Income	$8	$11	$19	$21
Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to entities which are not considered VIEs. These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  At June 30, 2015 and December 31, 2014, $2.1 billion and $2.5 billion in finance receivables had been transferred in secured funding arrangements to such entities, to which $2.0 billion and $2.4 billion in secured debt was outstanding.

Note 9.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

		Fair Value Level	June 30, 2015		December 31, 2014
			Notional	Fair Value	Notional	Fair Value
Assets
Interest rate swaps	(a)	3	$2,845	$6	$1,652	$6
Interest rate caps	(b)	2	2,549	4	2,123	6
Foreign currency swaps	(b)	2	—	—	1,594	4
Total assets	(c)		$5,394	$10	$5,369	$16
Liabilities
Interest rate swaps	(a)	3	$5,961	$24	$5,627	$39
Interest rate caps	(b)	2	2,197	3	1,804	6
Foreign currency swaps	(b)	2	1,367	17	1,044	1
Total liabilities	(d)		$9,525	$44	$8,475	$46
 _________________

(a)	The fair values of the interest rate swap agreements are estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(b)	The fair values of the interest rate cap agreements and foreign currency swap agreements are based on quoted market prices.

(c)	Included in other assets on the condensed consolidated balance sheets.

(d)	Included in other liabilities on the condensed consolidated balance sheets.
We purchase interest rate cap agreements to limit floating rate exposures on certain of our revolving secured debt. We also utilize interest rate swap agreements to convert floating rate exposures on certain of our revolving debt or on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. We use foreign currency swaps to hedge against valuation changes of certain financial instruments denominated in foreign currencies.
The following table presents information on the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-designated hedges:
Interest rate contracts(a)	$7	$1	$1	$(9)
Foreign currency derivatives(b)	(58)	(26)	11	(42)
	$(51)	$(25)	$12	$(51)
 _________________

(a)	Recognized in earnings as interest expense.

(b)	Activity is substantially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.
The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three and six months ended June 30, 2015 and 2014.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

			June 30, 2015		December 31, 2014
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$2,070	$2,070	$2,974	$2,974
Finance receivables, net	(b)	3	$34,385	$34,749	$33,000	$33,573
Restricted cash	(a)	1	$1,856	$1,856	$2,071	$2,071
Financial liabilities:
Secured debt
North America	(c)	2	$17,693	$17,734	$15,454	$15,497
International	(d)	2	$4,791	$4,795	$5,690	$5,694
International	(e)	3	$4,133	$4,099	$4,070	$4,037
Unsecured debt
North America	(f)	2	$12,862	$13,070	$7,846	$8,092
International	(g)	2	$3,667	$3,665	$3,496	$3,507
International	(e)	3	$1,184	$1,191	$875	$880
_________________

(a)	Cash and cash equivalents bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

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

(c)
Secured debt in the North America Segment is comprised of revolving credit facilities, publicly-issued secured debt, and privately-issued secured debt. For revolving credit facilities with variable rates of interest and terms of one year or less, carrying value is considered to be a reasonable estimate of fair value. The fair value of the publicly-issued secured debt is based on quoted market prices of identical instruments, when available. If quoted market prices are not available, and for determining the fair value of privately-issued secured debt, the market value is estimated using quoted market prices of similar securities.

(d)
The level 2 secured debt in the International Segment has terms of one year or less, or has been priced within the last six months; therefore, par value is considered to be a reasonable estimate of fair value.

(e)	The fair value of level 3 secured debt and unsecured debt in the International Segment is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(f)	The fair value of unsecured debt in the North America Segment is based on quoted market prices of identical instruments in thinly-traded markets.

(g)
The fair value of senior notes is based on quoted market prices of identical instruments in thinly-traded markets. The fair value of other unsecured debt in the International Segment has terms of one year or less; therefore, par value is considered to be a reasonable estimate of fair value.

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
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary under our Euro medium term note program are guaranteed by our primary U.S. operating subsidiary, AFSI. At June 30, 2015 and December 31, 2014, the par value of these senior notes was $14.2 billion and $8.4 billion. See Note 16 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At June 30, 2015, we estimated our reasonably possible legal exposure for unfavorable outcomes to be a range of up to $100 million and have accrued $44 million.
In July 2014, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. We have subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our consumer auto loan business and securitization of auto loans. In October 2014, we received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in sub-prime auto loan securitization.  We are investigating these matters internally and believe we are cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.
Other Administrative Tax Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $53 million.

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

In the three and six months ended June 30, 2015 income tax expense of $39 million and $103 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to releases of uncertain tax positions in various jurisdictions and an increase in certain U.S. federal tax credits.  In the three and six months ended June 30, 2014 income tax expense of $90 million and $167 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.

Although we are included in GM’s consolidated U.S. federal income tax return and for certain states’ income tax returns, for financial reporting purposes, we are treated as if we were separately subject to U.S. federal, state and local income taxes. Accordingly, our financial statements recognize the current and deferred income tax consequences that result from our activities, including net operating losses, as if we were a separate taxpayer rather than a member of the parent company’s consolidated income tax group.

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
All inter-segment balances and transactions have been eliminated. Key financial data for our operating segments were as follows (in millions):

	Three Months Ended June 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,085	$430	$4	$(4)	$1,515
Operating expenses, including leased vehicle expenses	648	138	—	—	786
Provision for loan losses	111	30	—	—	141
Interest expense	193	183	19	(4)	391
Equity income	—	28	—	—	28
Income before income taxes	$133	$107	$(15)	$—	$225

	Three Months Ended June 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$691	$500	$15	$(15)	$1,191
Operating expenses, including leased vehicle expenses	310	149	—	—	459
Provision for loan losses	90	23	—	—	113
Interest expense	104	248	17	(15)	354
Income before income taxes	$187	$80	$(2)	$—	$265

	Six Months Ended June 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,991	$878	$11	$(11)	$2,869
Operating expenses, including leased vehicle expenses	1,135	284	—	—	1,419
Provision for loan losses	229	67	—	—	296
Interest expense	358	389	35	(11)	771
Equity income	—	56	—	—	56
Income before income taxes	$269	$194	$(24)	$—	$439

	Six Months Ended June 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,327	$961	$31	$(31)	$2,288
Operating expenses, including leased vehicle expenses	584	300	—	—	884
Provision for loan losses	193	55	—	—	248
Interest expense	196	462	42	(31)	669
Income before income taxes	$354	$144	$(11)	$—	$487

	June 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Finance receivables, net	$18,356	$16,029	$34,385	$15,943	$17,057	$33,000
Leased vehicles, net	$12,846	$58	$12,904	$7,029	$31	$7,060
Total assets	$35,941	$19,389	$55,330	$27,687	$20,037	$47,724

Note 14.	Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Defined benefit plans, net:
Balance at beginning of period	$(10)	$3	$(11)	$3
Unrealized gain on subsidiary pension	—	—	1	—
Balance at end of period	(10)	3	(10)	3
Foreign currency translation adjustment:
Balance at beginning of period	(769)	13	(422)	8
Translation gain (loss)	105	49	(242)	54
Balance at end of period	(664)	62	(664)	62
Total accumulated other comprehensive (loss) income	$(674)	$65	$(674)	$65

Note 15.	Regulatory Capital
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at June 30, 2015. Total assets of our regulated international banks and finance companies were approximately $11.7 billion and $11.4 billion at June 30, 2015 and December 31, 2014.

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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,161	$909	$—	$2,070
Finance receivables, net	—	4,152	30,233	—	34,385
Leased vehicles, net	—	—	12,904	—	12,904
Restricted cash	—	30	1,826	—	1,856
Goodwill	1,095	—	148	—	1,243
Equity in net assets of non-consolidated affiliates	—	—	978	—	978
Property and equipment, net	—	35	167	—	202
Deferred income taxes	97	—	388	(202)	283
Related party receivables	—	22	566	—	588
Other assets	118	61	642	—	821
Due from affiliates	10,754	—	—	(10,754)	—
Investment in affiliates	8,424	4,660	—	(13,084)	—
Total assets	$20,488	$10,121	$48,761	$(24,040)	$55,330
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$26,617	$—	$26,617
Unsecured debt	12,141	—	5,572	—	17,713
Accounts payable and accrued expenses	130	205	803	—	1,138
Deferred income	—	—	844	—	844
Deferred income taxes	—	267	5	(202)	70
Related party taxes payable	636	—	—	—	636
Related party payables	—	—	429	—	429
Other liabilities	72	24	284	—	380
Due to affiliates	6	5,221	5,527	(10,754)	—
Total liabilities	12,985	5,717	40,081	(10,956)	47,827
Shareholder's equity
Common stock	—	—	690	(690)	—
Additional paid-in capital	5,815	79	4,948	(5,027)	5,815
Accumulated other comprehensive loss	(674)	(108)	(655)	763	(674)
Retained earnings	2,362	4,433	3,697	(8,130)	2,362
Total shareholder's equity	7,503	4,404	8,680	(13,084)	7,503
Total liabilities and shareholder's equity	$20,488	$10,121	$48,761	$(24,040)	$55,330

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,266	$708	$—	$2,974
Finance receivables, net	—	2,401	30,599	—	33,000
Leased vehicles, net	—	—	7,060	—	7,060
Restricted cash	—	17	2,054	—	2,071
Goodwill	1,095	—	149	—	1,244
Property and equipment, net	—	23	149	—	172
Deferred income taxes	28	—	601	(288)	341
Related party receivables	—	11	373	—	384
Other assets	94	18	366	—	478
Due from affiliates	6,787	—	400	(7,187)	—
Investment in affiliates	7,684	4,059	—	(11,743)	—
Total assets	$15,688	$8,795	$42,459	$(19,218)	$47,724
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$25,214	$—	$25,214
Unsecured debt	7,500	—	4,717	—	12,217
Accounts payable and accrued expenses	78	156	768	—	1,002
Deferred income	—	—	392	—	392
Deferred income taxes	—	288	20	(288)	20
Related party taxes payable	636	—	—	—	636
Related party payables	—	—	433	—	433
Other liabilities	82	12	324	—	418
Due to affiliates	—	4,164	3,023	(7,187)	—
Total liabilities	8,296	4,620	34,891	(7,475)	40,332
Shareholder's equity
Common stock	—	—	690	(690)	—
Additional paid-in capital	5,799	79	4,064	(4,143)	5,799
Accumulated other comprehensive loss	(433)	(64)	(410)	474	(433)
Retained earnings	2,026	4,160	3,224	(7,384)	2,026
Total shareholder's equity	7,392	4,175	7,568	(11,743)	7,392
Total liabilities and shareholder's equity	$15,688	$8,795	$42,459	$(19,218)	$47,724

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$100	$748	$—	$848
Leased vehicle income	—	—	599	—	599
Other income	4	118	40	(94)	68
Total revenue	4	218	1,387	(94)	1,515
Costs and expenses
Salaries and benefits	—	77	104	—	181
Other operating expenses	(19)	73	149	(65)	138
Total operating expenses	(19)	150	253	(65)	319
Leased vehicle expenses	—	—	467	—	467
Provision for loan losses	—	116	25	—	141
Interest expense	114	3	303	(29)	391
Total costs and expenses	95	269	1,048	(94)	1,318
Equity income	223	156	28	(379)	28
Income before income taxes	132	105	367	(379)	225
Income tax (benefit) provision	(54)	(20)	113	—	39
Net income	$186	$125	$254	$(379)	$186

Comprehensive income	$291	$139	$353	$(492)	$291

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$39	$843	$—	$882
Leased vehicle income	—	—	238	—	238
Other income	20	104	42	(95)	71
Total revenue	20	143	1,123	(95)	1,191
Costs and expenses
Salaries and benefits	—	63	91	—	154
Other operating expenses	(6)	41	153	(62)	126
Total operating expenses	(6)	104	244	(62)	280
Leased vehicle expenses	—	—	179	—	179
Provision for loan losses	—	75	38	—	113
Interest expense	44	8	335	(33)	354
Total costs and expenses	38	187	796	(95)	926
Equity income(a)	189	153	—	(342)	—
Income before income taxes	171	109	327	(342)	265
Income tax (benefit) provision	(4)	(16)	110	—	90
Net income	$175	$125	$217	$(342)	$175

Comprehensive income	$224	$148	$267	$(415)	$224
________________

(a)	Equity income has been reclassified from revenue as previously presented.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$180	$1,522	$—	$1,702
Leased vehicle income	—	—	1,030	—	1,030
Other income	11	226	85	(185)	137
Total revenue	11	406	2,637	(185)	2,869
Costs and expenses
Salaries and benefits	—	166	180	—	346
Other operating expenses	35	70	303	(129)	279
Total operating expenses	35	236	483	(129)	625
Leased vehicle expenses	—	—	794	—	794
Provision for loan losses	—	190	106	—	296
Interest expense	208	1	618	(56)	771
Total costs and expenses	243	427	2,001	(185)	2,486
Equity income	461	285	56	(746)	56
Income before income taxes	229	264	692	(746)	439
Income tax (benefit) provision	(107)	(9)	219	—	103
Net income	$336	$273	$473	$(746)	$336

Comprehensive income	$95	$229	$228	$(457)	$95

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$69	$1,643	$—	$1,712
Leased vehicle income	—	—	438	—	438
Other income	40	231	80	(213)	138
Total revenue	40	300	2,161	(213)	2,288
Costs and expenses
Salaries and benefits	—	116	174	—	290
Other operating expenses	(5)	74	314	(124)	259
Total operating expenses	(5)	190	488	(124)	549
Leased vehicle expenses	—	—	335	—	335
Provision for loan losses	—	135	113	—	248
Interest expense	99	19	640	(89)	669
Total costs and expenses	94	344	1,576	(213)	1,801
Equity income(a)	359	269	—	(628)	—
Income before income taxes	305	225	585	(628)	487
Income tax (benefit) provision	(15)	(16)	198	—	167
Net income	$320	$241	$387	$(628)	$320

Comprehensive income	$374	$244	$442	$(686)	$374
_______________

(a)	Equity income has been reclassified from revenue as previously presented.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$(102)	$150	$1,217	$—	$1,265
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(4,923)	(6,062)	2,619	(8,366)
Principal collections and recoveries on consumer finance receivables	—	246	5,470	—	5,716
Proceeds from sale of consumer finance receivables, net	—	2,619	—	(2,619)	—
Net funding of commercial finance receivables	—	139	(176)	—	(37)
Purchases of leased vehicles, net	—	—	(6,724)	—	(6,724)
Proceeds from termination of leased vehicles	—	—	468	—	468
Acquisition of international operations	(513)	(536)	—	—	(1,049)
Disposition of equity interest	—	125	—	—	125
Purchases of property and equipment	—	(12)	(32)	—	(44)
Change in restricted cash	—	(13)	(127)	—	(140)
Change in other assets	—	—	17	—	17
Net change in investment in affiliates	(6)	(355)	—	361	—
Net cash used in investing activities	(519)	(2,710)	(7,166)	361	(10,034)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	—	—	(150)	—	(150)
Borrowings and issuance of secured debt	—	—	9,791	—	9,791
Payments on secured debt	—	—	(7,406)	—	(7,406)
Borrowings and issuance of unsecured debt	4,640	—	2,057	—	6,697
Payments on unsecured debt	—	—	(871)	—	(871)
Net capital contributions	—	—	361	(361)	—
Debt issuance costs	(36)	—	(65)	—	(101)
Net change in due from/due to affiliates	(3,983)	1,455	2,528	—	—
Net cash provided by financing activities	621	1,455	6,245	(361)	7,960
Net increase in cash and cash equivalents	—	(1,105)	296	—	(809)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(95)	—	(95)
Cash and cash equivalents at beginning of period	—	2,266	708	—	2,974
Cash and cash equivalents at end of period	$—	$1,161	$909	$—	$2,070

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$205	$141	$500	$—	$846
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(2,924)	(6,546)	2,643	(6,827)
Principal collections and recoveries on consumer finance receivables	—	(100)	5,400	—	5,300
Proceeds from sale of consumer finance receivables, net	—	2,643	—	(2,643)	—
Net funding of commercial finance receivables	—	256	(495)	—	(239)
Purchases of leased vehicles, net	—	—	(1,856)	—	(1,856)
Proceeds from termination of leased vehicles	—	—	264	—	264
Acquisition of international operations	(46)	—	—	—	(46)
Purchases of property and equipment	—	(2)	(13)	—	(15)
Change in restricted cash	—	(9)	(227)	—	(236)
Change in other assets	—	—	(2)	—	(2)
Net change in investment in affiliates	(5)	243	—	(238)	—
Net cash (used in) provided by investing activities	(51)	107	(3,475)	(238)	(3,657)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	—	—	278	—	278
Borrowings and issuance of secured debt	—	—	10,722	—	10,722
Payments on secured debt	—	—	(8,445)	—	(8,445)
Borrowings and issuance of unsecured debt	—	—	1,472	—	1,472
Payments on unsecured debt	—	—	(838)	—	(838)
Net capital contributions	26	—	(264)	238	—
Debt issuance costs	—	—	(49)	—	(49)
Net change in due from/due to affiliates	(180)	56	124	—	—
Net cash (used in) provided by financing activities	(154)	56	3,000	238	3,140
Net increase in cash and cash equivalents	—	304	25	—	329
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	9	—	9
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$699	$713	$—	$1,412

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of GM. We conduct our business generally in two segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Portugal, Spain, Sweden, Switzerland and the U.K. On January 2, 2015, we completed the acquisition of Ally Financial's 40% equity interest in SAIC-GMAC for an aggregate purchase price of $1.0 billion. Also on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions, we own a 35% equity interest in SAIC-GMAC. During the second quarter of 2015, our International Segment began providing financial services to authorized GM dealerships in Peru.
Consumer
Our automobile finance programs in the North America Segment include full credit spectrum lending and leasing offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. We finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low mileage used vehicles. During the six months ended June 30, 2015 and 2014, 80% and 61% of our loan and lease originations in the North America Segment were for new GM vehicles.
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

	Six Months Ended June 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$7,966	59.0%	$1,742	33.3%
Near prime - FICO Score 620 to 679	2,345	17.3	635	12.1
Sub-prime - FICO Score less than 620	3,198	23.7	2,862	54.6
Total originations	$13,509	100.0%	$5,239	100.0%
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

RESULTS OF OPERATIONS
We conduct operations around the world, and we are therefore subject to valuation changes of foreign currencies, primarily the Euro, the British Pound, the Brazilian Real and the Mexican Peso.  We translate the assets, liabilities, revenue and expenses of our foreign operations into the U.S. Dollar at then-applicable exchange rates. Consequently, increases or decreases in the value of the U.S. Dollar may affect the value of these items with respect to our non-U.S. businesses in our consolidated financial statements, even if their values have not changed in their original currencies. For example, a stronger U.S. Dollar will reduce the reported results of our foreign operations and conversely a weaker U.S. Dollar will increase the reported results of our foreign operations. These translations could significantly affect the comparability of our results between financial periods. In our tabular presentation of the changes in results between financial periods, we provide the following information:  (i) the amount of change excluding the impact of foreign currency translation (“FX”); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation was derived by translating current year results at the average of prior year exchange rates, and was driven by the appreciation of the U.S. Dollar against all of the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact.
Three Months Ended June 30, 2015 as compared to Three Months Ended June 30, 2014
Average Earning Assets:
Average earning assets were as follows (dollars in millions, except where noted):

	Three Months Ended June 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average consumer finance receivables	$14,927	$11,666	$26,593	$11,847	$12,827	$24,674	$4,721	$(2,802)	$1,919	7.8%
Average commercial finance receivables	3,359	4,301	7,660	2,287	4,755	7,042	1,577	(959)	618	8.8%
Average finance receivables	18,286	15,967	34,253	14,134	17,582	31,716	6,298	(3,761)	2,537	8.0%
Average leased vehicles, net	10,826	50	10,876	4,169	1	4,170	6,969	(263)	6,706	160.8%
Average earning assets	$29,112	$16,017	$45,129	$18,303	$17,583	$35,886	$13,267	$(4,024)	$9,243	25.8%

Consumer finance receivables purchased	$2,642	$1,646	$4,288	$1,553	$2,080	$3,633	$1,000	$(345)	$655	18.0%
Average new consumer loan size (in dollars)	$25,467	$12,675		$22,929	$14,737
Leased vehicles purchased	$5,587	$20	$5,607	$1,549	$—	$1,549	$4,119	$(61)	$4,058	262.0%
Average new lease size (in dollars)	$36,578	$21,529		$33,408	$—
Average earning assets increased in the North America Segment as a result of the continued increase of our share of GM's business in that segment. Average earning assets in the International Segment decreased solely due to the impact of foreign currency translation. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement with GM, which was implemented on a brand-by-brand basis between February and April 2015.
In the North America Segment, the average annual percentage rate for consumer finance receivables purchased during the three months ended June 30, 2015 decreased to 8.9% from 12.3% during the prior period. The increase in average consumer loan and lease size and decrease in average annual percentage rate in the North America Segment were both primarily due to higher volumes of new car originations, which typically are for higher amounts, and have lower contractual rates due to the rate subvention support provided by GM, as well as increased prime lending.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended June 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income:
Consumer finance receivables	$446	$301	$747	$420	$356	$776	$56	$(85)	$(29)	(3.7)%
Commercial finance receivables	$26	$75	$101	$19	$87	$106	$13	$(18)	$(5)	(4.7)%
Leased vehicle income	$596	$3	$599	$237	$1	$238	$376	$(15)	$361	151.7%
Other income	$17	$51	$68	$15	$56	$71	$13	$(16)	$(3)	(4.2)%
Effective yield - consumer finance receivables	12.0%	10.3%	11.3%	14.2%	11.1%	12.6%
Effective yield - commercial finance receivables	3.1%	7.0%	5.3%	3.3%	7.3%	6.0%
In the North America Segment, finance charge income on consumer finance receivables was up slightly for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to the growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations as we have increased our prime and near-prime lending in 2015. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
The increase in commercial finance charge income is primarily due to the increase in the size of the commercial receivable portfolio, partially offset by a decrease in the effective yield on commercial finance receivables.
Excluding the impact of foreign currency translation, revenues in the International Segment remained relatively stable.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended June 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$184	$135	$319	$133	$147	$280	$67	$(28)	$39	13.9%
Leased vehicle expenses	$464	$3	$467	$177	$2	$179	$299	$(11)	$288	160.9%
Provision for loan losses	$111	$30	$141	$90	$23	$113	$36	$(8)	$28	24.8%
Interest expense(a)	$216	$175	$391	$128	$226	$354	$95	$(58)	$37	10.5%
Average debt outstanding	$28,569	$13,493	$42,062	$17,893	$13,452	$31,345	$14,212	$(3,495)	$10,717	34.2%
Effective rate of interest on debt	3.0%	5.2%	3.7%	2.9%	6.7%	4.5%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 13 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.

Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Operating expenses as an annualized percentage of average earning assets were 2.8% and 3.1% for the three months ended June 30, 2015 and 2014.
Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the increased size of the leased asset portfolio in the North America Segment.
Provision for Loan Losses
The provision for consumer loan losses increased primarily due to growth in the consumer finance receivables portfolio. As an annualized percentage of average consumer finance receivables, the provision for loan losses was 2.1% and 2.0% for the three months ended June 30, 2015 and 2014. The provision for commercial loan losses was insignificant for the three months ended June 30, 2015 and 2014.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 17.3% and 34.0% for the three months ended June 30, 2015 and 2014. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation, tax benefits related to releases of uncertain tax positions in various jurisdictions and an increase in certain U.S. federal tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $105 million and $49 million for three months ended June 30, 2015 and 2014. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Six Months Ended June 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average consumer finance receivables	$14,396	$11,822	$26,218	$11,691	$12,406	$24,097	$4,463	$(2,342)	$2,121	8.8%
Average commercial finance receivables	3,248	4,406	7,654	2,158	4,715	6,873	1,626	(845)	781	11.4%
Average finance receivables	17,644	16,228	33,872	13,849	17,121	30,970	6,089	(3,187)	2,902	9.4%
Average leased vehicles, net	9,387	43	9,430	3,867	2	3,869	5,794	(233)	5,561	143.7%
Average earning assets	$27,031	$16,271	$43,302	$17,716	$17,123	$34,839	$11,883	$(3,420)	$8,463	24.3%

Consumer finance receivables purchased	$4,915	$3,451	$8,366	$2,917	$4,128	$7,045	$1,966	$(645)	$1,321	18.8%
Average new consumer loan size (in dollars)	$24,807	$12,448		$22,200	$14,692
Leased vehicles purchased	$8,594	$37	$8,631	$2,322	$—	$2,322	$6,404	$(95)	$6,309	271.7%
Average new lease size (in dollars)	$36,751	$21,431		$32,970	$—
Average earning assets increased in the North America Segment as a result of the continued increase in our share of GM's business in that segment. Average earning assets in our International Segment decreased solely due to the impact of foreign currency translation. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement with GM, which was implemented on a brand-by-brand basis between February and April 2015.
In the North America Segment, the average annual percentage rate for consumer finance receivables purchased during the six months ended June 30, 2015 decreased to 9.4% from 12.7% during the prior period. The increase in average consumer loan and lease size and decrease in average annual percentage rate in the North America Segment were both primarily due to higher volumes of new car originations, which typically are for higher amounts, and have lower contractual rates due to the rate subvention support provided by GM, as well as increased prime lending.

Revenue:
Revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income:
Consumer finance receivables	$882	$618	$1,500	$825	$684	$1,509	$135	$(144)	$(9)	(0.6)%
Commercial finance receivables	$48	$154	$202	$34	$169	$203	$31	$(32)	$(1)	(0.5)%
Leased vehicle income	$1,025	$5	$1,030	$436	$2	$438	$620	$(28)	$592	135.2%
Other income	$36	$101	$137	$32	$106	$138	$27	$(28)	$(1)	(0.7)%
Effective yield - consumer finance receivables	12.4%	10.5%	11.5%	14.2%	11.1%	12.6%
Effective yield - commercial finance receivables	3.0%	7.0%	5.3%	3.2%	7.2%	6.0%
In the North America Segment, finance charge income on consumer finance receivables was up slightly for the six months ended June 30, 2015, compared to the six months ended June 30, 2014 due to the growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations as we have increased our prime and near-prime lending in 2015. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
The increase in commercial finance charge income is primarily due to the increase in the size of the commercial receivable portfolio, partially offset by a decrease in the effective yield on commercial finance receivables.
Excluding the impact of foreign currency translation, revenues in the International Segment remained relatively stable.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Six Months Ended June 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$345	$280	$625	$251	$298	$549	$125	$(49)	$76	13.8%
Leased vehicle expenses	$790	$4	$794	$333	$2	$335	$479	$(20)	$459	137.0%
Provision for loan losses	$229	$67	$296	$193	$55	$248	$64	$(16)	$48	19.4%
Interest expense(a)	$402	$369	$771	$248	$421	$669	$200	$(98)	$102	15.2%
Average debt outstanding	$26,631	$13,622	$40,253	$17,280	$13,041	$30,321	$12,866	$(2,934)	$9,932	32.8%
Effective rate of interest on debt	3.0%	5.5%	3.9%	2.9%	6.5%	4.4%

_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 13 - "Segment Reporting" in our consolidated financial statements in this Form 10-Q.

Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhanced lease origination and servicing capabilities in the North America Segment. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Operating expenses an an annualized percentage of average earning assets were 2.9% and 3.2% for the six months ended June 30, 2015 and 2014.
Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the increased size of the leased asset portfolio in the North America Segment.
Provision for Loan losses
The provision for consumer loan losses increased primarily due to the growth in the consumer finance receivables portfolio. As an annualized percentage of average consumer finance receivables, the provision for loan losses was 2.3% and 2.2% for the six months ended June 30, 2015 and 2014. The provision for commercial loan losses was insignificant for the six months ended June 30, 2015 and 2014.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 23.5% and 34.3% for the six months ended June 30, 2015 and 2014. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation, tax benefits related to releases of uncertain tax positions in various jurisdictions and an increase in certain U.S. federal tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(242) million and $54 million for six months ended June 30, 2015 and 2014. Most of the international operations use functional currencies other than the U.S. dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. dollar changes in relation to international currencies.

CREDIT QUALITY
Consumer Finance Receivables
The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	June 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Consumer finance receivables, net of fees	$15,490	$11,840	$27,330	$13,361	$12,262	$25,623
Less: allowance for loan losses	(627)	(94)	(721)	(577)	(78)	(655)
Consumer finance receivables, net	$14,863	$11,746	$26,609	$12,784	$12,184	$24,968
Number of outstanding contracts	871,187	1,520,749	2,391,936	788,833	1,458,362	2,247,195
Average amount of outstanding contracts (in dollars)(a)	$17,780	$7,786	$11,426	$16,999	$8,409	$11,424
Allowance for loan losses as a percentage of consumer finance receivables, net of fees	4.0%	0.8%	2.6%	4.4%	0.6%	2.6%
_________________

(a)
Average amount of outstanding contracts consists of consumer finance receivables, net of fees, divided by number of outstanding contracts. The decrease in the average amount of outstanding contracts in the International Segment is primarily due to changes in foreign exchange rates.

Our consumer finance receivables consist of smaller-balance, homogeneous loans, divided into two primary portfolios: finance receivables originated in the North America Segment and finance receivables originated in the International Segment, which are carried at amortized cost, net of allowance for loan losses. Each of these portfolios is further divided into pools based on common risk characteristics, such as internal credit score, origination period, delinquent status and geography. An internal credit score, of which FICO is an input, is created by using algorithms or statistical models contained in an origination scorecard.  The scorecard is used to evaluate a consumer’s ability to pay based on statistical modeling of their prior credit usage, structure of the loan and other information.  The output of the scorecard rank-orders consumers from those that are most likely to pay to those that are least likely to pay. By further dividing the portfolio into pools based on internal credit scores we are better able to distinguish expected credit performance for different credit risks. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the portfolio pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses incurred in our finance receivables.
The allowance for loan losses for the North America Segment as a percentage of consumer finance receivables, net of fees, at June 30, 2015 was consistent with the level at December 31, 2014. The International Segment's allowance continues to grow with the portfolio of receivables originated since the acquisition.

Delinquency
The following is a summary of the contractual amounts of delinquent consumer finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off (dollars in millions):

	June 30, 2015				June 30, 2014
	North America	International	Total		North America	International	Total
	Amount	Amount	Amount	Percent of Contractual Amount Due	Amount	Amount	Amount	Percent of Contractual Amount Due
31 - 60 days	$917	$145	$1,062	3.6%	$756	$130	$886	3.5%
Greater than 60 days	318	134	452	1.6	255	133	388	1.6
	1,235	279	1,514	5.2	1,011	263	1,274	5.1
In repossession	39	7	46	0.2	35	5	40	0.1
	$1,274	$286	$1,560	5.4%	$1,046	$268	$1,314	5.2%
Deferrals
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding in the North America Segment were 6.3% for the three months ended June 30, 2015 and 2014 and 5.9% and 6.1% for the six months ended June 30, 2015 and 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of deferrals.
The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	June 30, 2015	December 31, 2014
Never deferred	79.0%	76.1%
Deferred:
1-2 times	17.4	19.8
3-4 times	3.6	4.1
Total deferred	21.0	23.9
Total	100.0%	100.0%

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
Credit Losses - non-U.S. GAAP measure
We analyze credit performance of our combined portfolio, which includes loans acquired with deteriorated credit quality. This information facilitates comparisons of current and historical results.The following is a reconciliation of charge-offs to credit losses on the combined portfolio (in millions):

	Three Months Ended June 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Charge-offs	$188	$32	$220	$157	$34	$191
Adjustments to reflect write-offs of the contractual amounts on loans acquired with deteriorated credit quality	4	—	4	15	2	17
Total credit losses	$192	$32	$224	$172	$36	$208

	Six Months Ended June 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Charge-offs	$388	$66	$454	$349	$66	$415
Adjustments to reflect write-offs of the contractual amounts on loans acquired with deteriorated credit quality	11	1	12	39	5	44
Total credit losses	$399	$67	$466	$388	$71	$459

The following table presents credit loss data (which includes charge-offs and write-offs of contractual amounts on loans acquired with deteriorated credit quality) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended June 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Credit losses	$192	$32	$224	$172	$36	$208
Less: recoveries	(106)	(11)	(117)	(105)	(16)	(121)
Net credit losses	$86	$21	$107	$67	$20	$87
Net annualized credit losses as a percentage of average consumer finance receivables	2.3%	0.7%	1.6%	2.3%	0.6%	1.4%
Recoveries as a percentage of gross repossession credit losses	58.8%			61.5%

	Six Months Ended June 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Credit losses	$399	$67	$466	$388	$71	$459
Less: recoveries	(225)	(23)	(248)	(233)	(33)	(266)
Net credit losses	$174	$44	$218	$155	$38	$193
Net annualized credit losses as a percentage of average consumer finance receivables	2.5%	0.8%	1.7%	2.7%	0.6%	1.6%
Recoveries as a percentage of gross repossession credit losses	58.2%			60.1%

_________________

(a)
Credit losses for the International Segment represent the write-down of defaulted receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross repossession credit losses is not meaningful.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	June 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$3,515	$4,300	$7,815	$3,180	$4,892	$8,072
Less: allowance for loan losses	(22)	(17)	(39)	(21)	(19)	(40)
Total commercial finance receivables, net	$3,493	$4,283	$7,776	$3,159	$4,873	$8,032
Number of dealers	567	2,130	2,697	489	2,147	2,636
Average carrying amount per dealer	$6	$2	$3	$6	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.4%	0.5%	0.7%	0.4%	0.5%
There were no charge-offs of commercial finance receivables for the three and six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles
At June 30, 2015 and 2014, 98.8% and 98.3% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default increased to $25 million and $46 million for the three and six months ended June 30, 2015 from $13 million and $24 million for the three and six months ended June 30, 2014, mainly due to the increase in size of the lease portfolio.
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
Cash Flow
In the six months ended June 30, 2015, net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.
In the six months ended June 30, 2015, net cash used by investing activities increased due to a net increase in cash invested in consumer finance receivables of $1.1 billion, an increase in purchases of leased vehicles of $4.9 billion and cash used for the acquisition of the equity interest in SAIC-GMAC of $1.0 billion, partially offset by a decrease in net fundings of commercial receivables of $202 million.
In the six months ended June 30, 2015, net cash provided financing activities increased due primarily to a net increase in borrowings of $4.8 billion.
Liquidity
Our available liquidity consists of the following (in millions):

	June 30, 2015	December 31, 2014
Cash and cash equivalents(a)	$2,070	$2,974
Borrowing capacity on unpledged eligible assets	9,225	4,808
Borrowing capacity on committed unsecured lines of credit	574	558
Borrowing capacity on Junior Subordinated Revolving Credit Facility	1,000	1,000
	$12,869	$9,340
_________________

(a)
Includes $872 million and $691 million in unrestricted cash outside of the U.S. at June 30, 2015 and December 31, 2014. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

The increase in available liquidity is primarily due to the issuance of $5.0 billion in senior notes in North America in the six months ended June 30, 2015, partially offset by $1.0 billion used for the acquisition of the equity interest in SAIC-GMAC.
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

At June 30, 2015, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$17,693	$5,226
Revolving commercial asset-secured facilities(b)	4,432	992
Total secured	$22,125	$6,218
Unsecured committed facilities(c)	1,442	868
Unsecured uncommitted facilities(d)	—	1,980
Total unsecured	$1,442	$2,848
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$24,567	$9,066
Acquisition accounting discount		(7)
		$9,059
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $716 million in unused borrowing capacity on these facilities at June 30, 2015.

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
Securitization Notes Payable
We periodically finance our consumer and commercial finance receivables and leases through public and private term securitization transactions, where the debt capital and securitization markets are sufficiently developed. A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Note Issuance(b)	Note Balance At June 30, 2015
2007	June 2018			$74	$60
2011	July 2018	-	March 2019	4,550	650
2012	October 2016	-	June 2020	7,715	2,182
2013	March 2016	-	October 2021	7,710	3,093
2014	March 2019	-	September 2022	10,710	7,689
2015	December 2018	-	April 2023	7,009	6,733
Total active securitizations					20,407
Acquisition accounting premium					(1)
					$20,406
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 8- "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes and Other Unsecured Debt
We periodically access the capital markets through the issuance of senior unsecured notes, predominantly from registered shelves. At June 30, 2015, we had $14.1 billion in senior unsecured notes outstanding.

In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At June 30, 2015 we had $722 million of this type of unsecured debt outstanding.
Subsequent to June 30, 2015, our top-tier holding company issued an additional $2.3 billion in senior notes comprised of $1.5 billion of 3.2% notes due in July 2020 and $800 million of 4.3% notes due in July 2025. All of these notes are guaranteed by AFSI.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2015. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at June 30, 2015.
Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks factors. This section updates our risk factors as stated in our Annual Report on Form 10-K for the year ended December 31, 2014 to reflect material developments since our Form 10-K was filed.
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
The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”), a federal agency that has extensive rulemaking, supervisory and enforcement authority over credit providers in the United States. On June 10, 2015, the CFPB issued a final rule allowing it to supervise nonbank auto finance companies, such as us, that qualify as “larger participants of a market for automobile financing” for compliance with federal consumer financial laws. This rule will be effective on August 31, 2015. Once the rule becomes effective, the CFPB will begin conducting comprehensive and rigorous on-site examinations for compliance with federal consumer financial laws. If, as a result of these examinations, it is determined that we have failed to comply with these laws, we could be required to change our practices or procedures and we could be subject to significant monetary penalties, cease and desist orders, and similar remedies, which could have a material adverse effect on our financial condition and results of operations.
In July 2014, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. We have subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our consumer auto loan business and securitization of auto loans. In October 2014, we received a document request from the SEC in connection with its investigation into certain practices in sub-prime auto loan securitization. We are investigating these matters internally and believe we are cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	July 23, 2015	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer