Form 10-Q
period 2015-09-30
General Motors Financial Company, Inc.
filed 2015-10-21
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2015, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,602	$2,974
Finance receivables, net (Note 3; Note 8 VIEs)	35,074	33,000
Leased vehicles, net (Note 4; Note 8 VIEs)	16,915	7,060
Restricted cash (Note 5; Note 8 VIEs)	1,928	2,071
Goodwill	1,243	1,244
Equity in net assets of non-consolidated affiliates (Note 6)	978	—
Property and equipment, net of accumulated depreciation of $81 and $59	207	172
Deferred income taxes	236	341
Related party receivables	589	384
Other assets	774	478
Total assets	$59,546	$47,724
Liabilities and Shareholder's Equity
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$28,284	$25,214
Unsecured debt (Note 7)	19,975	12,217
Accounts payable and accrued expenses	1,094	1,002
Deferred income	1,205	392
Deferred income taxes	84	20
Related party taxes payable	649	636
Related party payables	527	433
Other liabilities	324	418
Total liabilities	52,142	40,332
Commitments and contingencies (Note 11)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	5,819	5,799
Accumulated other comprehensive loss (Note 14)	(956)	(433)
Retained earnings	2,541	2,026
Total shareholder's equity	7,404	7,392
Total liabilities and shareholder's equity	$59,546	$47,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Finance charge income	$842	$883	$2,544	$2,595
Leased vehicle income	797	297	1,827	735
Other income	68	81	205	219
Total revenue	1,707	1,261	4,576	3,549
Costs and expenses
Salaries and benefits	185	158	531	448
Other operating expenses	135	139	414	398
Total operating expenses	320	297	945	846
Leased vehicle expenses	629	228	1,423	563
Provision for loan losses	144	160	440	408
Interest expense	412	368	1,183	1,037
Total costs and expenses	1,505	1,053	3,991	2,854
Equity income (Note 6)	29	—	85	—
Income before income taxes	231	208	670	695
Income tax provision	52	50	155	217
Net income	179	158	515	478
Other comprehensive income (loss)
Defined benefit plans, net	—	—	1	—
Foreign currency translation adjustment	(282)	(272)	(524)	(218)
Other comprehensive loss, net	(282)	(272)	(523)	(218)
Comprehensive (loss) income	$(103)	$(114)	$(8)	$260
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$2,167	$1,400
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(13,099)	(10,850)
Principal collections and recoveries on consumer finance receivables	8,718	8,124
Net funding of commercial finance receivables	(179)	(408)
Purchases of leased vehicles, net	(11,258)	(3,227)
Proceeds from termination of leased vehicles	662	395
Acquisition of international operations	(1,049)	(46)
Disposition of equity interest	125	—
Purchases of property and equipment	(64)	(37)
Change in restricted cash	(236)	(187)
Change in other assets	24	(2)
Net cash used in investing activities	(16,356)	(6,238)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	539	(913)
Borrowings and issuance of secured debt	15,095	15,847
Payments on secured debt	(10,903)	(13,568)
Borrowings and issuance of unsecured debt	9,559	5,403
Payments on unsecured debt	(1,195)	(1,339)
Debt issuance costs	(124)	(107)
Net cash provided by financing activities	12,971	5,323
Net (decrease) increase in cash and cash equivalents	(1,218)	485
Effect of foreign exchange rate changes on cash and cash equivalents	(154)	(42)
Cash and cash equivalents at beginning of period	2,974	1,074
Cash and cash equivalents at end of period	$1,602	$1,517

Supplemental cash flow information:
Subvention receivable from GM	$405	$164
Commercial loan funding payable to GM	$498	$597
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and balances have been eliminated in consolidation.
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 4, 2015 ("Form 10-K"). Certain prior period amounts were reclassified to conform to our current year presentation.
The condensed consolidated financial statements at September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Related Party Transactions
We are the wholly-owned captive finance subsidiary of General Motors Company ("GM"). We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on consumer loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. In our International Segment, we provide limited funding to GM for new and used vehicles awaiting delivery to dealers. At September 30, 2015 and December 31, 2014, we had related party receivables from GM in the amount of $589 million and $384 million, primarily related to subvention.
At September 30, 2015 and December 31, 2014, we had $186 million and $176 million in commercial loans outstanding to dealers that are consolidated by GM. Prior to January 1, 2015, we provided financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At December 31, 2014, $289 million was outstanding under such arrangements, and was included in commercial finance receivables. No amounts were outstanding at September 30, 2015. At September 30, 2015 and December 31, 2014, we had $527 million and $433 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
We have a tax sharing agreement with GM for our U.S. operations. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2012 through 2014 were deferred for four years from their original due date. At September 30, 2015 and December 31, 2014, $649 million and $636 million was due to GM under the related party tax sharing agreement.
We have a Support Agreement with GM (the "Support Agreement"), which provides that, if our earning assets leverage at the end of any calendar quarter is higher than thresholds set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage to within the appropriate threshold. In determining our earning assets leverage (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. At September 30, 2015, our earning assets leverage ratio was 8.4, which is below the applicable ratio of 9.5.

Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower on $4.0 billion under GM’s corporate revolving credit facilities. GM also agreed to certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion unsecured intercompany revolving credit facility (the “Junior Subordinated Revolving Credit Facility”). There were no advances outstanding under the Junior Subordinated Revolving Credit Facility at September 30, 2015 or December 31, 2014.
Accounting Standards Not Yet Adopted
In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue Recognition - Revenue from Contracts with Customers" ("ASU 2014-09") which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year, making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption, but not before the original effective date. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.
In April 2015 the FASB issued Accounting Standards Update 2015-03, "Interest - Imputation of Interest" ("ASU 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. In August 2015 the FASB issued an amendment pursuant to an SEC staff announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") meeting on ASU 2015-03, which addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We are currently assessing the impact the adoption of ASU 2015-03 will have on our consolidated financial statements.
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
On January 2, 2015, we completed the acquisition of Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was $1.0 billion. Also on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions, we own a 35% equity interest in SAIC-GMAC. We account for our ownership interest in SAIC-GMAC using the equity method of accounting. The difference between the carrying amount of our investment and our share of the underlying net assets of SAIC-GMAC at the time of acquisition was $371 million, which was primarily related to goodwill. We determined the acquisition date fair values of the identifiable assets acquired and liabilities assumed in accordance with ASC 805, "Business Combinations" ("ASC 805").
Income resulting from the equity investment in SAIC-GMAC is included in our results beginning January 2, 2015. Equity income from SAIC-GMAC recorded in the three and nine months ended September 30, 2015 was $29 million and $85 million. If the acquisition had occurred on January 1, 2014, our consolidated net income for the three and nine months ended September 30, 2014 would have been $183 million and $561 million.

Note 3.	Finance Receivables
Our pre-acquisition and post-acquisition consumer finance portfolios are now reported on a combined basis, due to the diminished size of the pre-acquisition portfolio, which was $189 million at September 30, 2015 and $459 million at December 31, 2014.
The finance receivables portfolio consists of the following (in millions):

	September 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Consumer
Consumer finance receivables, collectively evaluated for impairment, net of fees(a)	$15,479	$10,993	$26,472	$12,127	$12,262	$24,389
Consumer finance receivables, individually evaluated for impairment, net of fees	1,515	—	1,515	1,234	—	1,234
Total consumer finance receivables(b)	16,994	10,993	27,987	13,361	12,262	25,623
Less: allowance for loan losses - collective	(408)	(95)	(503)	(405)	(78)	(483)
Less: allowance for loan losses - specific	(215)	—	(215)	(172)	—	(172)
Total consumer finance receivables, net	16,371	10,898	27,269	12,784	12,184	24,968
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	3,498	4,295	7,793	3,180	4,803	7,983
Commercial finance receivables, individually evaluated for impairment, net of fees	5	47	52	—	89	89
Total commercial finance receivables	3,503	4,342	7,845	3,180	4,892	8,072
Less: allowance for loan losses - collective	(20)	(13)	(33)	(21)	(14)	(35)
Less: allowance for loan losses - specific	(1)	(6)	(7)	—	(5)	(5)
Total commercial finance receivables, net	3,482	4,323	7,805	3,159	4,873	8,032
Total finance receivables, net	$19,853	$15,221	$35,074	$15,943	$17,057	$33,000
________________
(a) Amounts reported in the International Segment include $1.1 billion and $1.0 billion of direct-financing leases at September 30, 2015 and December 31, 2014.
(b) Net of unamortized premiums and discounts, and deferred fees and costs of $167 million and $245 million at September 30, 2015 and December 31, 2014.
Consumer Finance Receivables
Following is a summary of activity in our consumer finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2015			2014
	North America	International	Total	North America	International	Total
Consumer finance receivables, net of fees - beginning of period	$13,361	$12,262	$25,623	$11,388	$11,742	$23,130
Loans purchased	8,070	5,037	13,107	4,874	6,255	11,129
Principal collections and other	(3,818)	(4,318)	(8,136)	(3,102)	(4,622)	(7,724)
Charge-offs	(609)	(101)	(710)	(543)	(102)	(645)
Foreign currency translation	(10)	(1,887)	(1,897)	(2)	(672)	(674)
Balance at end of period	$16,994	$10,993	$27,987	$12,615	$12,601	$25,216

A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended September 30,
	2015			2014
	North America	International	Total	North America	International	Total
Balance at beginning of period	$627	$94	$721	$515	$60	$575
Provision for loan losses	106	35	141	119	43	162
Charge-offs	(221)	(35)	(256)	(194)	(36)	(230)
Recoveries	111	13	124	96	10	106
Foreign currency translation	—	(12)	(12)	—	(5)	(5)
Balance at end of period	$623	$95	$718	$536	$72	$608

	Nine Months Ended September 30,
	2015			2014
	North America	International	Total	North America	International	Total
Balance at beginning of period	$577	$78	$655	$468	$29	$497
Provision for loan losses	334	103	437	312	109	421
Charge-offs	(609)	(101)	(710)	(543)	(102)	(645)
Recoveries	321	36	357	299	41	340
Foreign currency translation	—	(21)	(21)	—	(5)	(5)
Balance at end of period	$623	$95	$718	$536	$72	$608

Consumer Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay. At the time of loan origination, substantially all of the consumers in our International Segment have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we are expanding our prime and near-prime lending programs. A summary of the credit risk profile by FICO score band, determined at origination, of the consumer finance receivables in the North America Segment is as follows (dollars in millions):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$3,245	19.1%	$596	4.4%
Near-prime - FICO Score 620 to 679	2,747	16.2%	1,691	12.7
Sub-prime - FICO Score less than 620	11,002	64.7%	11,074	82.9
Balance at end of period	$16,994	100.0%	$13,361	100.0%
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

	September 30, 2015				September 30, 2014
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$1,039	$98	$1,137	4.0%	$865	$114	$979	3.9%
Greater than 60 days	362	92	454	1.6	305	120	425	1.7
	1,401	190	1,591	5.6	1,170	234	1,404	5.6
In repossession	47	6	53	0.2	44	5	49	0.2
	$1,448	$196	$1,644	5.8%	$1,214	$239	$1,453	5.8%
The accrual of finance charge income has been suspended on $726 million and $682 million of consumer finance receivables (based on contractual amount due) at September 30, 2015 and December 31, 2014.
Impaired Consumer Finance Receivables - TDRs
Consumer finance receivables that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer; therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in the U.S. in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.
At September 30, 2015 and December 31, 2014, the outstanding balance of consumer finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only (in millions):

	September 30, 2015	December 31, 2014
Outstanding recorded investment	$1,515	$1,234
Less: allowance for loan losses	(215)	(172)
Outstanding recorded investment, net of allowance	$1,300	$1,062
Unpaid principal balance	$1,543	$1,255
Additional information about loans classified as TDRs is presented below (in millions, except for number of loans):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average recorded investment	$1,403	$1,057	$1,361	$937
Finance charge income recognized(a)	$41	$33	$122	$92
Number of loans classified as TDRs during the period	16,122	13,543	42,246	35,748
Recorded investment of loans classified as TDRs during the period	$270	$232	$716	$598
 _________________

(a)	Amounts presented for the three and nine months ended September 30, 2014 have been corrected from amounts previously presented.
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" in our Form 10-K for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR was insignificant for the three and nine months ended September 30, 2015 and 2014.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Nine Months Ended September 30,
	2015			2014
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees - beginning of period	$3,180	$4,892	$8,072	$1,975	$4,725	$6,700
Net funding (collections) of commercial finance receivables	373	(81)	292	551	144	695
Charge-offs	—	—	—	—	—	—
Foreign currency translation	(50)	(469)	(519)	(13)	(231)	(244)
Balance at end of period	$3,503	$4,342	$7,845	$2,513	$4,638	$7,151

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
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			September 30, 2015	December 31, 2014
Group I	-	Dealers with superior financial metrics	$1,191	$1,062
Group II	-	Dealers with strong financial metrics	2,354	2,090
Group III	-	Dealers with fair financial metrics	2,571	2,856
Group IV	-	Dealers with weak financial metrics	1,114	1,250
Group V	-	Dealers warranting special mention due to potential weaknesses	409	559
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	206	255
Balance at end of period			$7,845	$8,072
At September 30, 2015 and December 31, 2014 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2015 and 2014.

Note 4.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. The following information regarding our leased vehicles is presented on a consolidated basis (in millions):

	September 30, 2015	December 31, 2014
Leased vehicles	$22,913	$9,747
Manufacturer incentives	(3,764)	(1,479)
	19,149	8,268
Less: accumulated depreciation	(2,234)	(1,208)
Leased vehicles, net	$16,915	$7,060
At September 30, 2015 and December 31, 2014, our Canadian subsidiary was servicing $32 million and $110 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2015	2016	2017	2018	2019
Minimum rental payments under operating leases	$720	$2,749	$2,219	$1,001	$86
Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	September 30, 2015	December 31, 2014
Revolving credit facilities	$378	$326
Securitization notes payable - consumer	1,452	1,330
Securitization notes payable - commercial	56	65
Other	42	350
Total restricted cash	$1,928	$2,071
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

At December 31, 2014, other restricted cash was primarily comprised of interest-bearing cash in Brazil held in escrow pending resolution of tax and civil litigation. At September 30, 2015, these amounts are classified as deposits and are included in other assets on the condensed consolidated balance sheet.

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
The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income. At September 30, 2015, we had undistributed earnings of $85 million related to SAIC-GMAC.

Note 7.	Debt
Debt consists of the following (in millions):

	September 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Secured Debt
Revolving credit facilities	$3,353	$4,502	$7,855	$1,701	$5,327	$7,028
Securitization notes payable - consumer	15,498	2,825	18,323	13,253	2,868	16,121
Securitization notes payable - commercial	1,250	856	2,106	500	1,565	2,065
Total secured debt	$20,101	$8,183	$28,284	$15,454	$9,760	$25,214

Unsecured Debt
Senior notes	$15,111	$1,283	$16,394	$7,846	$604	$8,450
Credit facilities	—	2,344	2,344	—	2,974	2,974
Other unsecured debt	—	1,237	1,237	—	793	793
Total unsecured debt	$15,111	$4,864	$19,975	$7,846	$4,371	$12,217
Secured Debt
Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 8 - "Variable Interest Entities" for additional information relating to our involvement with VIEs. During the nine months ended September 30, 2015, we issued securitization notes payable of $9.4 billion through securitization transactions, and we entered into new credit facilities or renewed credit facilities with a total additional net borrowing capacity of $4.5 billion.
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

In July 2015, our top-tier holding company issued $2.3 billion in senior notes comprised of $1.5 billion of 3.2% notes due in July 2020 and $800 million of 4.3% notes due in July 2025. All of these notes are guaranteed by AFSI.
Subsequent to September 30, 2015, our top-tier holding company issued an additional $1.75 billion in senior notes comprised of $1.5 billion of 3.1% notes due in January 2019 and $250 million of floating rate notes due in January 2019. All of these notes are guaranteed by AFSI.
The International Segment utilizes unsecured credit facilities with banks as well as non-bank funding sources. During the nine months ended September 30, 2015, we increased borrowing capacity on unsecured committed credit facilities by $246 million. During the three months ended September 30, 2015, we began accepting deposits from retail banking customers in Germany. At September 30, 2015, the outstanding balance of these deposits was $611 million.
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
The following table summarizes the assets and liabilities of our consolidated VIEs related to securitization and credit facilities (in millions):

	September 30, 2015	December 31, 2014
Restricted cash	$1,886	$1,721
Finance receivables, net	$25,746	$23,109
Leased vehicle assets	$7,202	$4,595
Secured debt	$26,916	$22,794
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
The following table summarizes the assets and liabilities of these entities (in millions):

	September 30, 2015	December 31, 2014
Assets(a)	$3,690	$3,696
Liabilities(b)	$2,969	$3,184

_________________

(a)	Comprised primarily of finance receivables of $3.2 billion and $3.6 billion at September 30, 2015 and December 31, 2014.

(b)	Comprised primarily of debt of $2.6 billion and $2.5 billion at September 30, 2015 and December 31, 2014.
The following table summarizes the revenue and net income of these entities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue	$41	$30	$122	$148
Net Income	$6	$8	$25	$29
Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to entities which are not considered VIEs. These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  At September 30, 2015 and December 31, 2014, $1.3 billion and $2.5 billion in finance receivables had been transferred in secured funding arrangements to such entities, to which $1.2 billion and $2.4 billion in secured debt was outstanding.

Note 9.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

		Fair Value Level	September 30, 2015		December 31, 2014
			Notional	Fair Value	Notional	Fair Value
Assets
Interest rate swaps	(a)	3	$3,166	$6	$1,652	$6
Interest rate caps	(b)	2	4,380	8	2,123	6
Foreign currency swaps	(b)	2	1,479	22	1,594	4
Total assets	(c)		$9,025	$36	$5,369	$16
Liabilities
Interest rate swaps	(a)	3	$6,775	$24	$5,627	$39
Interest rate caps	(b)	2	3,981	8	1,804	6
Foreign currency swaps	(b)	2	—	—	1,044	1
Total liabilities	(d)		$10,756	$32	$8,475	$46
 _________________

(a)	The fair values of the interest rate swap agreements are estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(b)	The fair values of the interest rate cap agreements and foreign currency swap agreements are based on observable market inputs.

(c)	Included in other assets on the condensed consolidated balance sheets.

(d)	Included in other liabilities on the condensed consolidated balance sheets.
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

The following table presents information on the effect of derivative instruments on the condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non-designated hedges:
Interest rate contracts(a)	$(13)	$(9)	$(12)	$(18)
Foreign currency derivatives(b)	28	141	39	99
	$15	$132	$27	$81
 _________________

(a)	Recognized in earnings as interest expense.

(b)	Activity is substantially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.
The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three and nine months ended September 30, 2015 and 2014.

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
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents(a)	$1,602	$1,602	$2,974	$2,974
Finance receivables, net(b)	$35,074	$35,226	$33,000	$33,573
Restricted cash(a)	$1,928	$1,928	$2,071	$2,071
Financial liabilities:
Secured debt
North America(c)	$20,101	$20,150	$15,454	$15,497
International(d)	$4,262	$4,263	$5,690	$5,694
International(e)	$3,921	$3,877	$4,070	$4,037
Unsecured debt
North America(f)	$15,111	$15,051	$7,846	$8,092
International(g)	$3,704	$3,693	$3,496	$3,507
International(e)	$1,160	$1,159	$875	$880
_________________

(a)	Cash and cash equivalents bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

(b)
The fair value of level 3 consumer finance receivables in the North America Segment is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted-average cost of capital. The fair value of level 3 consumer finance receivables in the International Segment is estimated based on forecasted cash flows on the receivables discounted using current origination rates for similar type loans. The fair value of level 2 commercial finance receivables is assumed to be carrying value, as the receivables generally have variable interest rates and maturities of one year or less.

(c)
Secured debt in the North America Segment is comprised of revolving credit facilities, publicly-issued secured debt, and privately-issued secured debt, and is valued using level 2 inputs. For the revolving credit facilities with variable rates of interest and terms of one year or less, carrying value is considered to be a reasonable estimate of fair value. The fair value of the publicly-issued secured debt is based on quoted market prices of identical instruments in thinly-traded markets, when available. If quoted market prices are not available, and for determining the fair value of privately-issued secured debt, the market value is estimated using quoted market prices of similar securities.

(d)	The fair value of level 2 secured debt in the International Segment is assumed to be par value, as the debt has terms of one year or less, or has been priced within the last six months.

(e)	The fair value of level 3 secured debt and unsecured debt in the International Segment is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(f)	The fair value of level 2 unsecured debt in the North America Segment is based on quoted market prices of identical instruments in thinly-traded markets.

(g)
The fair value of level 2 senior notes in the International Segment is based on quoted market prices of identical instruments in thinly-traded markets.The fair value of other unsecured level 2 debt in the International Segment is assumed to be par value, as the debt has terms of one year or less.

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
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary under our Euro medium term note program are guaranteed by our primary U.S. operating subsidiary, AFSI. At September 30, 2015 and December 31, 2014, the par value of these senior notes was $16.4 billion and $8.4 billion. See Note 16 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At September 30, 2015, we estimated our reasonably possible legal exposure for unfavorable outcomes to be a range of up to $86 million and have accrued $38 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $47 million.
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

In the three and nine months ended September 30, 2015, income tax expense of $52 million and $155 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to adjustments for finalizing prior year tax returns and an increase in certain U.S. federal tax credits.  In the three and nine months ended September 30, 2014, income tax expense of $50 million and $217 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to settlements in various jurisdictions.

We are included in GM’s consolidated U.S. federal income tax return and for certain states’ income tax returns. Income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. The tax losses generated by us have been utilized by GM.

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
All inter-segment balances and transactions have been eliminated. Key financial data for our operating segments were as follows (in millions):

	Three Months Ended September 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,302	$405	$2	$(2)	$1,707
Operating expenses, including leased vehicle expenses	811	138	—	—	949
Provision for loan losses	106	38	—	—	144
Interest expense	214	175	25	(2)	412
Equity income	—	29	—	—	29
Income before income taxes	$171	$83	$(23)	$—	$231

	Three Months Ended September 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$759	$502	$14	$(14)	$1,261
Operating expenses, including leased vehicle expenses	366	159	—	—	525
Provision for loan losses	119	41	—	—	160
Interest expense	124	244	14	(14)	368
Income before income taxes	$150	$58	$—	$—	$208

	Nine Months Ended September 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$3,293	$1,283	$13	$(13)	$4,576
Operating expenses, including leased vehicle expenses	1,946	422	—	—	2,368
Provision for loan losses	335	105	—	—	440
Interest expense	572	564	60	(13)	1,183
Equity income	—	85	—	—	85
Income before income taxes	$440	$277	$(47)	$—	$670

	Nine Months Ended September 30, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,086	$1,463	$45	$(45)	$3,549
Operating expenses, including leased vehicle expenses	950	459	—	—	1,409
Provision for loan losses	312	96	—	—	408
Interest expense	320	706	56	(45)	1,037
Income before income taxes	$504	$202	$(11)	$—	$695

	September 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Finance receivables, net	$19,853	$15,221	$35,074	$15,943	$17,057	$33,000
Leased vehicles, net	$16,843	$72	$16,915	$7,029	$31	$7,060
Total assets	$41,065	$18,481	$59,546	$27,687	$20,037	$47,724

Note 14.	Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Defined benefit plans, net:
Balance at beginning of period	$(10)	$3	$(11)	$3
Unrealized gain on subsidiary pension	—	—	1	—
Balance at end of period	(10)	3	(10)	3
Foreign currency translation adjustment:
Balance at beginning of period	(664)	62	(422)	8
Translation loss	(282)	(272)	(524)	(218)
Balance at end of period	(946)	(210)	(946)	(210)
Total accumulated other comprehensive loss	$(956)	$(207)	$(956)	$(207)

Note 15.	Regulatory Capital
The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory requirements at September 30, 2015. Total assets of our regulated international banks and finance companies were approximately $10.8 billion and $11.4 billion at September 30, 2015 and December 31, 2014.

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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$834	$768	$—	$1,602
Finance receivables, net	—	3,621	31,453	—	35,074
Leased vehicles, net	—	—	16,915	—	16,915
Restricted cash	—	36	1,892	—	1,928
Goodwill	1,095	—	148	—	1,243
Equity in net assets of non-consolidated affiliates	—	—	978	—	978
Property and equipment, net	—	43	164	—	207
Deferred income taxes	137	—	288	(189)	236
Related party receivables	—	23	566	—	589
Other assets	122	32	620	—	774
Due from affiliates	12,942	—	—	(12,942)	—
Investment in affiliates	8,398	7,070	—	(15,468)	—
Total assets	$22,694	$11,659	$53,792	$(28,599)	$59,546
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$28,284	$—	$28,284
Unsecured debt	14,440	—	5,535	—	19,975
Accounts payable and accrued expenses	127	205	762	—	1,094
Deferred income	—	—	1,205	—	1,205
Deferred income taxes	—	267	6	(189)	84
Related party taxes payable	649	—	—	—	649
Related party payables	—	—	527	—	527
Other liabilities	74	11	239	—	324
Due to affiliates	—	6,632	6,310	(12,942)	—
Total liabilities	15,290	7,115	42,868	(13,131)	52,142
Shareholder's equity
Common stock	—	—	690	(690)	—
Additional paid-in capital	5,819	79	7,238	(7,317)	5,819
Accumulated other comprehensive loss	(956)	(154)	(937)	1,091	(956)
Retained earnings	2,541	4,619	3,933	(8,552)	2,541
Total shareholder's equity	7,404	4,544	10,924	(15,468)	7,404
Total liabilities and shareholder's equity	$22,694	$11,659	$53,792	$(28,599)	$59,546

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

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$114	$728	$—	$842
Leased vehicle income	—	—	797	—	797
Other income	2	137	33	(104)	68
Total revenue	2	251	1,558	(104)	1,707
Costs and expenses
Salaries and benefits	—	79	106	—	185
Other operating expenses	21	25	150	(61)	135
Total operating expenses	21	104	256	(61)	320
Leased vehicle expenses	—	—	629	—	629
Provision for loan losses	—	112	32	—	144
Interest expense	134	—	321	(43)	412
Total costs and expenses	155	216	1,238	(104)	1,505
Equity income	255	167	29	(422)	29
Income before income taxes	102	202	349	(422)	231
Income tax (benefit) provision	(77)	15	114	—	52
Net income	$179	$187	$235	$(422)	$179

Comprehensive (loss) income	$(103)	$141	$(47)	$(94)	$(103)

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$48	$835	$—	$883
Leased vehicle income	—	—	297	—	297
Other income	18	115	46	(98)	81
Total revenue	18	163	1,178	(98)	1,261
Costs and expenses
Salaries and benefits	—	64	94	—	158
Other operating expenses	117	(75)	160	(63)	139
Total operating expenses	117	(11)	254	(63)	297
Leased vehicle expenses	—	—	228	—	228
Provision for loan losses	—	97	63	—	160
Interest expense	56	8	339	(35)	368
Total costs and expenses	173	94	884	(98)	1,053
Equity income(a)	242	139	—	(381)	—
Income before income taxes	87	208	294	(381)	208
Income tax (benefit) provision	(71)	27	94	—	50
Net income	$158	$181	$200	$(381)	$158

Comprehensive (loss) income	$(114)	$148	$(71)	$(77)	$(114)
________________

(a)	Equity income has been reclassified from revenue as previously presented.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor		Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$294	—	$2,250	$—	$2,544
Leased vehicle income	—	—		1,827	—	1,827
Other income	13	363		118	(289)	205
Total revenue	13	657		4,195	(289)	4,576
Costs and expenses
Salaries and benefits	—	245		286	—	531
Other operating expenses	56	95		453	(190)	414
Total operating expenses	56	340		739	(190)	945
Leased vehicle expenses	—	—		1,423	—	1,423
Provision for loan losses	—	302		138	—	440
Interest expense	342	1		939	(99)	1,183
Total costs and expenses	398	643		3,239	(289)	3,991
Equity income	716	452		85	(1,168)	85
Income before income taxes	331	466		1,041	(1,168)	670
Income tax (benefit) provision	(184)	6		333	—	155
Net income	$515	$460		$708	$(1,168)	$515

Comprehensive (loss) income	$(8)	$370		$181	$(551)	$(8)

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$117	$2,478	$—	$2,595
Leased vehicle income	—	—	735	—	735
Other income	58	346	126	(311)	219
Total revenue	58	463	3,339	(311)	3,549
Costs and expenses
Salaries and benefits	—	180	268	—	448
Other operating expenses	112	(1)	474	(187)	398
Total operating expenses	112	179	742	(187)	846
Leased vehicle expenses	—	—	563	—	563
Provision for loan losses	—	232	176	—	408
Interest expense	155	27	979	(124)	1,037
Total costs and expenses	267	438	2,460	(311)	2,854
Equity income(a)	601	408	—	(1,009)	—
Income before income taxes	392	433	879	(1,009)	695
Income tax (benefit) provision	(86)	11	292	—	217
Net income	$478	$422	$587	$(1,009)	$478

Comprehensive income	$260	$392	$371	$(763)	$260
_______________

(a)	Equity income has been reclassified from revenue as previously presented.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$(184)	$314	$2,037	$—	$2,167
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(8,100)	(10,993)	5,994	(13,099)
Principal collections and recoveries on consumer finance receivables	—	414	8,304	—	8,718
Proceeds from sale of consumer finance receivables, net	—	5,994	—	(5,994)	—
Net funding of commercial finance receivables	—	172	(351)	—	(179)
Purchases of leased vehicles, net	—	—	(11,258)	—	(11,258)
Proceeds from termination of leased vehicles	—	—	662	—	662
Acquisition of international operations	(513)	(536)	—	—	(1,049)
Disposition of equity interest	—	125	—	—	125
Purchases of property and equipment	—	(22)	(42)	—	(64)
Change in restricted cash	—	(20)	(216)	—	(236)
Change in other assets	—	—	24	—	24
Net change in investment in affiliates	(6)	(2,644)	—	2,650	—
Net cash used in investing activities	(519)	(4,617)	(13,870)	2,650	(16,356)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	—	—	539	—	539
Borrowings and issuance of secured debt	—	—	15,095	—	15,095
Payments on secured debt	—	—	(10,903)	—	(10,903)
Borrowings and issuance of unsecured debt	6,939	—	2,620	—	9,559
Payments on unsecured debt	—	—	(1,195)	—	(1,195)
Net capital contributions	—	—	2,650	(2,650)	—
Debt issuance costs	(47)	—	(77)	—	(124)
Net change in due from/due to affiliates	(6,189)	2,871	3,318	—	—
Net cash provided by financing activities	703	2,871	12,047	(2,650)	12,971
Net increase in cash and cash equivalents	—	(1,432)	214	—	(1,218)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(154)	—	(154)
Cash and cash equivalents at beginning of period	—	2,266	708	—	2,974
Cash and cash equivalents at end of period	$—	$834	$768	$—	$1,602

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$255	$233	$912	$—	$1,400
Cash flows from investing activities:
Purchases of consumer finance receivables, net	—	(4,872)	(9,297)	3,319	(10,850)
Principal collections and recoveries on consumer finance receivables	—	(109)	8,233	—	8,124
Proceeds from sale of consumer finance receivables, net	—	3,319	—	(3,319)	—
Net funding of commercial finance receivables	—	160	(568)	—	(408)
Purchases of leased vehicles, net	—	—	(3,227)	—	(3,227)
Proceeds from termination of leased vehicles	—	—	395	—	395
Acquisition of international operations	(46)	—	—	—	(46)
Purchases of property and equipment	—	(4)	(33)	—	(37)
Change in restricted cash	—	1	(188)	—	(187)
Change in other assets	—	—	(2)	—	(2)
Net change in investment in affiliates	—	546	—	(546)	—
Net cash (used in) provided by investing activities	(46)	(959)	(4,687)	(546)	(6,238)
Cash flows from financing activities:
Net change in debt (original maturities less than three months)	—	—	(913)	—	(913)
Borrowings and issuance of secured debt	—	—	15,847	—	15,847
Payments on secured debt	—	—	(13,568)	—	(13,568)
Borrowings and issuance of unsecured debt	3,500	—	1,903	—	5,403
Payments on unsecured debt	—	—	(1,339)	—	(1,339)
Net capital contributions	26	—	(572)	546	—
Debt issuance costs	(39)	—	(68)	—	(107)
Net change in due from/due to affiliates	(3,696)	1,140	2,556	—	—
Net cash (used in) provided by financing activities	(209)	1,140	3,846	546	5,323
Net increase in cash and cash equivalents	—	414	71	—	485
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(42)	—	(42)
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$809	$708	$—	$1,517

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consumer
Our automobile finance programs in the North America Segment include full credit spectrum lending and leasing offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. We finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low mileage used vehicles. During the nine months ended September 30, 2015 and 2014, 83% and 63% of our loan and lease originations in the North America Segment were for new GM vehicles.
We are expanding our leasing, near-prime and prime lending programs through GM-franchised dealerships in North America and expect that leasing and prime lending will become an increasing percentage of our originations and consumer portfolio balance over time. Between February and April 2015, we implemented a brand-by-brand exclusive lease subvention arrangement in the U.S. with GM. We define prime lending as lending to customers with FICO scores of 680 and greater, near-prime lending as lending to customers with FICO scores between 620 to 679, and sub-prime lending as lending to customers with FICO scores of less than 620. The following table presents our consumer loan and lease originations in North America by FICO score band (in millions):

	Nine Months Ended September 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$14,278	62.5%	$3,256	36.4%
Near-prime - FICO Score 620 to 679	3,580	15.7	1,188	13.3
Sub-prime - FICO Score less than 620	4,967	21.8	4,494	50.3
Total originations	$22,825	100.0%	$8,938	100.0%
The consumer lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles predominantly for consumers with prime credit scores. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage.
Commercial
Our commercial lending products are offered primarily to GM-franchised dealers and their affiliates and consist predominantly of loans to finance vehicle inventory, also known as wholesale or floorplan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital and to purchase and/or finance dealership real estate. Other commercial products offered in the International Segment include storage center financing.
We establish new and used vehicle inventory credit lines at the time of dealer account acquisition, subject to revision as part of subsequent annual credit reviews. The maximum availability on these credit lines is based upon a dealer’s monthly vehicle sales rate and financial strength at the time of account acquisition or annual review, as applicable. At times, a dealer’s vehicle inventory needs may exceed its credit line availability for a number of reasons, such as seasonal factory build-out, planned marketing events, reductions in sales, or other business and seasonal factors. When a dealer's needs require that its outstanding balance be allowed to exceed the maximum availability under its credit line(s), we may accept a temporary overline situation, reallocate credit amounts among existing lines, temporarily or permanently increase the dealer's credit line, or suspend the dealer's credit lines.

The action we take depends on communications with the dealer, analysis of the dealer's financial condition and the underlying cause of the need for the overline.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, through the issuance of unsecured debt in the public markets and by accepting deposits from retail banking customers in Germany. We seek to fund our operations through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our Latin American operations are entirely funded locally. Our European operations obtain most of their funding from local sources and also borrow funds from affiliated companies.
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

RESULTS OF OPERATIONS
We conduct operations around the world, and we are therefore subject to valuation changes of foreign currencies, primarily the Euro, the British Pound, the Brazilian Real, the Mexican Peso and the Canadian Dollar.  We translate the assets, liabilities, revenue and expenses of our foreign operations into the U.S. Dollar at then-applicable exchange rates. Consequently, increases or decreases in the value of the U.S. Dollar may affect the value of these items with respect to our non-U.S. businesses in our consolidated financial statements, even if their values have not changed in their original currencies. For example, a stronger U.S. Dollar will reduce the reported results of our foreign operations and conversely a weaker U.S. Dollar will increase the reported results of our foreign operations. These translations could significantly affect the comparability of our results between financial periods. In our tabular presentation of the changes in results between financial periods, we provide the following information:  (i) the amount of change excluding the impact of foreign currency translation (“FX”); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation was derived by translating current year results at the average of prior year exchange rates, and was driven by the appreciation of the U.S. Dollar against all of the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact.
Three Months Ended September 30, 2015 as compared to Three Months Ended September 30, 2014
Average Earning Assets:
Average earning assets were as follows (dollars in millions, except where noted):

	Three Months Ended September 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average consumer finance receivables	$16,435	$11,396	$27,831	$12,383	$12,943	$25,326	$5,387	$(2,882)	$2,505	9.9%
Average commercial finance receivables	3,475	4,258	7,733	2,404	4,519	6,923	1,702	(892)	810	11.7%
Average finance receivables	19,910	15,654	35,564	14,787	17,462	32,249	7,089	(3,774)	3,315	10.3%
Average leased vehicles, net	14,875	66	14,941	5,299	5	5,304	10,008	(371)	9,637	181.7%
Average earning assets	$34,785	$15,720	$50,505	$20,086	$17,467	$37,553	$17,097	$(4,145)	$12,952	34.5%

Consumer finance receivables purchased	$3,155	$1,586	$4,741	$1,957	$2,127	$4,084	$1,062	$(405)	$657	16.1%
Average new consumer loan size (in dollars)	$27,744	$11,488		$23,730	$14,031
Leased vehicles purchased	$6,161	$19	$6,180	$1,742	$13	$1,755	$4,429	$(4)	$4,425	252.1%
Average new lease size (in dollars)	$36,206	$19,939		$34,625	$21,817
Average earning assets increased in the North America Segment as a result of the continued increase of our share of GM's business in that segment. Average earning assets in the International Segment decreased primarily due to the impact of foreign currency translation. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which was implemented on a brand-by-brand basis between February and April 2015.
In the North America Segment, the average annual percentage rate for consumer finance receivables purchased during the three months ended September 30, 2015 decreased to 6.7% from 11.0% during the prior period, and the average consumer loan and lease size increased. These changes are primarily due to higher volumes of new car originations, which typically are for higher amounts, and have lower contractual rates due to the rate subvention support provided by GM, as well as increased prime and near-prime lending.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended September 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income:
Consumer finance receivables	$463	$281	$744	$429	$354	$783	$65	$(104)	$(39)	(5.0)%
Commercial finance receivables	$26	$72	$98	$19	$81	$100	$16	$(18)	$(2)	(2.0)%
Leased vehicle income	$793	$4	$797	$295	$2	$297	$523	$(23)	$500	168.4%
Other income	$20	$48	$68	$16	$65	$81	$9	$(22)	$(13)	(16.0)%
Effective yield - consumer finance receivables	11.2%	9.8%	10.6%	13.7%	10.9%	12.3%
Effective yield - commercial finance receivables	3.0%	6.7%	5.0%	3.1%	7.1%	5.7%
In the North America Segment, finance charge income on consumer finance receivables increased for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to the growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations, as we have increased our prime and near-prime lending in 2015. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
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
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended September 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$185	$135	$320	$139	$158	$297	$57	$(34)	$23	7.7%
Leased vehicle expenses	$626	$3	$629	$227	$1	$228	$417	$(16)	$401	175.9%
Provision for loan losses	$106	$38	$144	$119	$41	$160	$1	$(17)	$(16)	(10.0)%
Interest expense(a)	$243	$169	$412	$142	$226	$368	$117	$(73)	$44	12.0%
Average debt outstanding	$33,341	$13,378	$46,719	$19,792	$13,408	$33,200	$17,075	$(3,556)	$13,519	40.7%
Effective rate of interest on debt	2.9%	5.0%	3.5%	2.8%	6.7%	4.4%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 13 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.

Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Operating expenses as an annualized percentage of average earning assets were 2.5% and 3.1% for the three months ended September 30, 2015 and 2014.
Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the increased size of the leased asset portfolio in the North America Segment.
Provision for Loan Losses
The provision for consumer loan losses decreased primarily due to an improvement in the near-term assumption for repossession recovery rates in the North America Segment, based on continuing strength in wholesale used vehicle prices. As an annualized percentage of average consumer finance receivables, the provision for loan losses was 2.1% and 2.5% for the three months ended September 30, 2015 and 2014. The provision for commercial loan losses was insignificant for the three months ended September 30, 2015 and 2014.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 22.5% and 24.0% for the three months ended September 30, 2015 and 2014. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation, tax benefits related to adjustments for finalizing prior year tax returns and an increase in certain U.S. federal tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(282) million and $(272) million for three months ended September 30, 2015 and 2014. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Nine Months Ended September 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average consumer finance receivables	$15,084	$11,650	$26,734	$11,924	$12,585	$24,509	$4,737	$(2,512)	$2,225	9.1%
Average commercial finance receivables	3,312	4,358	7,670	2,235	4,649	6,884	1,643	(857)	786	11.4%
Average finance receivables	18,396	16,008	34,404	14,159	17,234	31,393	6,380	(3,369)	3,011	9.6%
Average leased vehicles, net	11,236	50	11,286	4,352	3	4,355	7,210	(279)	6,931	159.2%
Average earning assets	$29,632	$16,058	$45,690	$18,511	$17,237	$35,748	$13,590	$(3,648)	$9,942	27.8%

Consumer finance receivables purchased	$8,070	$5,037	$13,107	$4,874	$6,255	$11,129	$3,030	$(1,052)	$1,978	17.8%
Average new consumer loan size (in dollars)	$25,874	$12,129		$22,790	$14,456
Leased vehicles purchased	$14,755	$56	$14,811	$4,064	$13	$4,077	$10,746	$(12)	$10,734	263.3%
Average new lease size (in dollars)	$36,521	$20,909		$33,655	$22,067
Average earning assets increased in the North America Segment as a result of the continued increase in our share of GM's business in that segment. Average earning assets in our International Segment decreased solely due to the impact of foreign currency translation. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which was implemented on a brand-by-brand basis between February and April 2015.
In the North America Segment, the average annual percentage rate for consumer finance receivables purchased during the nine months ended September 30, 2015 decreased to 8.3% from 12.0% during the prior period and the average consumer loan and lease size increased. These changes are primarily due to higher volumes of new car originations, which typically are for higher amounts, and have lower contractual rates due to the rate subvention support provided by GM, as well as increased prime and near-prime lending.

Revenue:
Revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income:
Consumer finance receivables	$1,345	$899	$2,244	$1,254	$1,038	$2,292	$200	$(248)	$(48)	(2.1)%
Commercial finance receivables	$74	$226	$300	$53	$250	$303	$48	$(51)	$(3)	(1.0)%
Leased vehicle income	$1,818	$9	$1,827	$731	$4	$735	$1,143	$(51)	$1,092	148.6%
Other income	$56	$149	$205	$48	$171	$219	$38	$(52)	$(14)	(6.4)%
Effective yield - consumer finance receivables	11.9%	10.3%	11.2%	14.1%	11.0%	12.5%
Effective yield - commercial finance receivables	3.0%	6.9%	5.2%	3.2%	7.2%	5.9%
In the North America Segment, finance charge income on consumer finance receivables increased for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 due to the increase in the portfolio, partially offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations as we have increased our prime and near-prime lending in 2015. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
Commercial finance charge income remained flat despite the increase in the size of the commercial receivable portfolio, largely due to a decrease in the effective yield on commercial finance receivables.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Excluding the impact of foreign currency translation, revenues in the International Segment remained relatively stable.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Nine Months Ended September 30,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$530	$415	$945	$390	$456	$846	$182	$(83)	$99	11.7%
Leased vehicle expenses	$1,416	$7	$1,423	$560	$3	$563	$896	$(36)	$860	152.8%
Provision for loan losses	$335	$105	$440	$312	$96	$408	$65	$(33)	$32	7.8%
Interest expense(a)	$645	$538	$1,183	$390	$647	$1,037	$317	$(171)	$146	14.1%
Average debt outstanding	$28,548	$13,509	$42,057	$18,126	$13,163	$31,289	$13,897	$(3,129)	$10,768	34.4%
Effective rate of interest on debt	3.0%	5.3%	3.8%	2.9%	6.6%	4.4%
_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 13 - "Segment Reporting" in our consolidated financial statements in this Form 10-Q.

Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhanced lease origination and servicing capabilities in the North America Segment. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Operating expenses an an annualized percentage of average earning assets were 2.8% and 3.2% for the nine months ended September 30, 2015 and 2014.
Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the increased size of the leased asset portfolio in the North America Segment.
Provision for Loan losses
The provision for consumer loan losses increased primarily due to the growth in the consumer finance receivables portfolio. As an annualized percentage of average consumer finance receivables, the provision for loan losses was 2.2% for both the nine months ended September 30, 2015 and 2014. The provision for commercial loan losses was insignificant for the nine months ended September 30, 2015 and 2014.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 23.1% and 31.2% for the nine months ended September 30, 2015 and 2014. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation, tax benefits related to adjustments for finalizing prior year tax returns and an increase in certain U.S. federal tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(524) million and $(218) million for nine months ended September 30, 2015 and 2014. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

CREDIT QUALITY
Consumer Finance Receivables
The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions, except where noted):

	September 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Consumer finance receivables, net of fees	$16,994	$10,993	$27,987	$13,361	$12,262	$25,623
Less: allowance for loan losses	(623)	(95)	(718)	(577)	(78)	(655)
Consumer finance receivables, net	$16,371	$10,898	$27,269	$12,784	$12,184	$24,968
Number of outstanding contracts	921,323	1,541,987	2,463,310	788,833	1,458,362	2,247,195
Average amount of outstanding contracts (in dollars)(a)	$18,445	$7,129	$11,362	$16,999	$8,409	$11,424
Allowance for loan losses as a percentage of consumer finance receivables, net of fees	3.7%	0.9%	2.6%	4.4%	0.6%	2.6%
_________________

(a)
Average amount of outstanding contracts consists of consumer finance receivables, net of fees, divided by number of outstanding contracts. The decrease in the average amount of outstanding contracts in the International Segment is primarily due to changes in foreign exchange rates.

Our consumer finance receivables consist of smaller-balance, homogeneous loans, divided into two primary portfolios: finance receivables originated in the North America Segment and finance receivables originated in the International Segment, both of which are carried at amortized cost, net of allowance for loan losses. Each of these portfolios is further divided into pools based on common risk characteristics, such as internal credit score, origination period, delinquent status and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards.  The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of their prior credit usage, structure of the loan and other information.  The output of the scorecards rank-order consumers from those that are most likely to pay to those that are least likely to pay. By further dividing the portfolio into pools based on internal credit scores we are better able to distinguish expected credit performance for different credit risks. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the portfolio pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses incurred in our finance receivables.
At September 30, 2015, the allowance for loan losses for the North America Segment as a percentage of consumer finance receivables, net of fees, decreased from the level at December 31, 2014, consistent with the improved credit mix in our portfolio resulting from our expansion of prime lending. The International Segment's allowance continues to grow with the growth in the portfolio of receivables originated since the acquisition.

Delinquency
The following is a summary of the contractual amounts of delinquent consumer finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off (dollars in millions):

	September 30, 2015				September 30, 2014
	North America	International	Total		North America	International	Total
	Amount	Amount	Amount	Percent of Contractual Amount Due	Amount	Amount	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,039	$98	$1,137	4.0%	$865	$114	$979	3.9%
Greater than 60 days	362	92	454	1.6	305	120	425	1.7
	1,401	190	1,591	5.6	1,170	234	1,404	5.6
In repossession	47	6	53	0.2	44	5	49	0.2
	$1,448	$196	$1,644	5.8%	$1,214	$239	$1,453	5.8%
Deferrals
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding in the North America Segment were 5.9% and 6.6% for the three months ended September 30, 2015 and 2014, and 5.9% and 6.1% for the nine months ended September 30, 2015 and 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of deferrals.
The following is a summary of deferrals in the North America Segment as a percentage of consumer finance receivables outstanding:

	September 30, 2015	December 31, 2014
Never deferred	79.0%	76.1%
Deferred:
1-2 times	17.1	19.8
3-4 times	3.9	4.1
Total deferred	21.0	23.9
Total	100.0%	100.0%

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
Credit Losses - non-U.S. GAAP measure
We analyze credit performance of our combined portfolio, which includes loans acquired with deteriorated credit quality. This information facilitates comparisons of current and historical results.The following is a reconciliation of charge-offs to credit losses on the combined portfolio (in millions):

	Three Months Ended September 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Charge-offs	$221	$35	$256	$194	$36	$230
Adjustments to reflect write-offs of the contractual amounts on loans acquired with deteriorated credit quality	4	—	4	13	2	15
Total credit losses	$225	$35	$260	$207	$38	$245

	Nine Months Ended September 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Charge-offs	$609	$101	$710	$543	$102	$645
Adjustments to reflect write-offs of the contractual amounts on loans acquired with deteriorated credit quality	15	1	16	52	7	59
Total credit losses	$624	$102	$726	$595	$109	$704
 _________________

(a)	Credit losses for the International Segment primarily include the write-down of defaulted receivables to net realizable value.
The following table presents credit loss data (which includes charge-offs and write-offs of contractual amounts on loans acquired with deteriorated credit quality) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended September 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Credit losses	$225	$35	$260	$207	$38	$245
Less: recoveries	(117)	(13)	(130)	(106)	(12)	(118)
Net credit losses	$108	$22	$130	$101	$26	$127
Net annualized credit losses as a percentage of average consumer finance receivables	2.6%	0.8%	1.9%	3.2%	0.8%	2.0%
Recoveries as a percentage of gross repossession credit losses	56.2%			56.6%

	Nine Months Ended September 30,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
Credit losses	$624	$102	$726	$595	$109	$704
Less: recoveries	(342)	(36)	(378)	(339)	(45)	(384)
Net credit losses	$282	$66	$348	$256	$64	$320
Net annualized credit losses as a percentage of average consumer finance receivables	2.5%	0.8%	1.7%	2.9%	0.7%	1.8%
Recoveries as a percentage of gross repossession credit losses	57.5%			59.0%

_________________

(a)
Credit losses for the International Segment primarily include the write-down of defaulted receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross credit losses is not meaningful.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	September 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$3,503	$4,342	$7,845	$3,180	$4,892	$8,072
Less: allowance for loan losses	(21)	(19)	(40)	(21)	(19)	(40)
Total commercial finance receivables, net	$3,482	$4,323	$7,805	$3,159	$4,873	$8,032
Number of dealers	607	2,153	2,760	489	2,147	2,636
Average carrying amount per dealer	$6	$2	$3	$6	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.4%	0.5%	0.7%	0.4%	0.5%
There were insignificant charge-offs of commercial finance receivables for the three and nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles
At September 30, 2015 and 2014, 98.4% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default increased to $31 million and $77 million for the three and nine months ended September 30, 2015 from $15 million and $39 million for the three and nine months ended September 30, 2014, as a result of the increase in the lease portfolio.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt facilities including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, funding credit enhancement requirements in connection with securitizations and secured debt facilities, repayment of secured and unsecured debt, operating expenses, interest costs and business acquisitions.
In the North America Segment, our purchase and funding of consumer and commercial finance receivables and lease vehicles are financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
In the International Segment, our purchase and funding of finance receivables are typically financed with borrowings on secured and unsecured credit facilities. In certain countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K., we obtain permanent financing through securitization transactions. In addition, we raise unsecured debt in the international capital markets through the issuance of notes under our Euro medium term note program and accept deposits from retail banking customers in Germany.
Cash Flow
In the nine months ended September 30, 2015, net cash provided by operating activities increased correspondingly with the increase in net income excluding leased vehicle expenses, which primarily represent depreciation on leased vehicles.
In the nine months ended September 30, 2015, net cash used by investing activities increased compared to the nine months ended September 30, 2014 due to a net increase in cash invested in consumer finance receivables of $1.7 billion, an increase in purchases of leased vehicles of $8.0 billion and cash used for the acquisition of the equity interest in SAIC-GMAC of $1.0 billion, partially offset by a decrease in net fundings of commercial receivables of $229 million.
In the nine months ended September 30, 2015, net cash provided by financing activities increased compared to the nine months ended September 30, 2014 due primarily to a net increase in borrowings of $7.6 billion.
Liquidity
Our available liquidity consists of the following (in millions):

	September 30, 2015	December 31, 2014
Cash and cash equivalents(a)	$1,602	$2,974
Borrowing capacity on unpledged eligible assets	8,035	4,808
Borrowing capacity on committed unsecured lines of credit	936	558
Borrowing capacity on Junior Subordinated Revolving Credit Facility	1,000	1,000
	$11,573	$9,340
_________________

(a)
Includes $709 million and $691 million in unrestricted cash outside of the U.S. at September 30, 2015 and December 31, 2014. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

In the nine months ended September 30, 2015 available liquidity increased due to: (1) increased borrowing capacity on unpledged eligible assets primarily due to decreased usage of secured debt facilities as a result of the issuance of senior unsecured notes; and (2) increased borrowing capacity on committed unsecured lines of credit primarily due to funding provided by retail banking deposits in Germany; partially offset by (3) cash used for the acquisition of the equity interest in SAIC-GMAC.
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
Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.

At September 30, 2015, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset-secured facilities(a)	$17,389	$6,439
Revolving commercial asset-secured facilities(b)	4,448	1,421
Total secured	$21,837	$7,860
Unsecured committed facilities(c)	1,467	531
Unsecured uncommitted facilities(d)	—	1,813
Total unsecured	$1,467	$2,344
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$24,304	$10,204
Acquisition accounting discount		(5)
		$10,199
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $720 million and $215 million in unused borrowing capacity on these facilities at September 30, 2015 and December 31, 2014.

See Note 7 - "Debt" to our consolidated financial statements in our Form 10-K for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable
We periodically finance our consumer and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date(a)			Original Note Issuance(b)	Note Balance At September 30, 2015
2007	June 2018			$74	$57
2011	December 2018	-	March 2019	2,800	384
2012	October 2016	-	June 2020	7,715	1,936
2013	November 2020	-	October 2021	6,721	2,363
2014	September 2021	-	September 2022	10,710	6,911
2015	February 2017	-	August 2023	9,646	8,778
Total active securitizations					$20,429
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 8- "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes and Other Unsecured Debt
We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S. and Europe. At September 30, 2015, we had $16.4 billion in senior unsecured notes outstanding.
Subsequent to September 30, 2015, our top-tier holding company issued an additional $1.75 billion in senior notes, comprised of $1.5 billion of 3.1% notes due in January 2019 and $250 million of floating rate notes due in January 2019. All of these notes are guaranteed by AFSI.

In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At September 30, 2015, we had $626 million of this type of unsecured debt outstanding. During the three months ended September 30, 2015, we began accepting deposits from retail banking customers in Germany. At September 30, 2015, the outstanding balance of these deposits was $611 million, of which 39% were overnight deposits.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2015. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2015.

Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks factors. Except as set forth in our Form 10-Q for the quarter ended June 30, 2015, there have been no material changes to the risk factors disclosed in our Form 10-K.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	October 21, 2015	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer