Form 10-K
period 2015-12-31
General Motors Financial Company, Inc.
filed 2016-02-03
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 2, 2016, there were 505 shares of the registrant's common stock, par value $1.00 per share, outstanding. All of the registrant's common stock is owned by General Motors Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form on the reduced disclosure format.

GENERAL MOTORS FINANCIAL COMPANY, INC.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K for the year ended December 31, 2015. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	General Motors Company's ("GM") ability to sell new vehicles that we finance in the markets we serve in North America, Europe, Latin America and China;

•	interest rate and currency fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability and cost of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	vehicle return rates and the residual value performance on vehicles we lease;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	changes in business strategy, including expansion of product lines and credit risk appetite, and acquisitions.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.
INDUSTRY DATA
In this Form 10-K, we rely on and refer to information regarding the automobile finance industry from market research reports, analyst reports and other publicly available information.

PART I
ITEM 1.    BUSINESS
General
General Motors Financial Company, Inc. (sometimes referred to as "we," "us," "our," the "Company,"or "GM Financial"), the wholly-owned captive finance subsidiary of GM, is a global provider of automobile finance solutions. We were acquired by GM in October 2010 to provide captive financing capabilities in support of GM’s U.S. and Canadian markets. In 2013, we expanded the markets we serve by acquiring Ally Financial Inc.'s ("Ally Financial") auto finance operations in Europe and Latin America. On January 2, 2015, we completed the acquisition of an equity interest in SAIC-GMAC Automotive Finance Company Limited (“SAIC-GMAC”), a joint venture that conducts auto finance operations in China, from Ally Financial. Our global footprint now covers over 85% of GM’s worldwide market, and we provide auto finance solutions around the world.
North America Segment
Our North America Segment includes operations in the U.S. and Canada. We have been operating in the automobile finance business in the U.S. since September 1992. Our retail automobile finance programs include prime and sub-prime lending and full credit spectrum leasing offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. Our commercial lending programs are offered primarily for GM-franchised dealers.

International Segment
Our International Segment includes operations in Europe and Latin America. European countries include Austria, Belgium, France, Germany, Greece, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland and the United Kingdom ("U.K."). Latin American countries include Brazil, Chile, Colombia, Mexico and Peru. The international operations have extensive histories in their respective regions of operation and broad global capabilities, having operated in Europe for over 90 years, Mexico and Brazil for over 70 years, and Chile and Colombia for over 30 years. The international operations were originally a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM. Due to this longstanding relationship, the international operations have substantial business related to GM and its dealer network. Additionally, we support GM auto sales in China through our joint venture relationship with SAIC-GMAC.
Retail Finance
In our retail finance business, use of the term "loan" refers to retail installment contracts we purchase from automobile dealers or other vehicle financing products.
Marketing. As an indirect auto finance provider, we focus our marketing activities on automobile dealers. We primarily pursue franchised dealerships with new and used car operations; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
In both segments, we maintain non-exclusive relationships with the dealers and actively monitor our dealer relationships with the objective of maximizing the volume of retail financing applications received from dealerships with whom we do business that meet our underwriting standards and profitability objectives. Due to the non-exclusive nature of our relationships with dealers, the dealers retain discretion to determine whether to obtain financing from us or from another source for a customer seeking to make a vehicle purchase.
Subvention Programs. GM offers subvention programs, under which GM provides us cash payments in order for us to be able to provide lower payments on finance and lease contracts we purchase from GM's dealership network, making credit more affordable to customers purchasing vehicles manufactured by GM.
Origination Data. Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This includes increasing new GM automobile sales by offering a broad spectrum of competitive financing programs. Our increasing linkage with GM in North America is evidenced by the percentage of loans and leases we originate for new GM vehicles, which increased to 84% of our total retail originations volume in 2015, up from 65% in 2014.

The following table sets forth the retail loan and lease origination levels for the North America and International Segments (in millions):

	Years Ended December 31,
	2015			2014
	North America	International(a)	Total	North America	International(a)	Total
New GM	$26,178	$5,700	$31,878	$8,380	$7,261	$15,641
Other	4,874	984	5,858	4,560	1,053	5,613
Total	$31,052	$6,684	$37,736	$12,940	$8,314	$21,254
________________
(a). Originations in the International Segment decreased due to the impact of foreign currency translation.

Underwriting. We utilize proprietary credit scoring systems to support our credit approval process. The credit scoring systems were developed through statistical analysis of customer demographics, credit bureau attributes and portfolio databases and are tailored to each country where we conduct business. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval, contract pricing and structure.
In addition to our proprietary credit scoring systems, we utilize other underwriting guidelines. These underwriting guidelines are comprised of numerous evaluation criteria, including, but not limited to: (i) identification and assessment of the applicant's willingness and capacity to repay the loan or lease, including consideration of credit history and performance on past and existing obligations; (ii) credit bureau data; (iii) collateral identification and valuation; (iv) payment structure and debt ratios; (v) insurance information; (vi) employment, income and residency verifications, as considered appropriate; and (vii) in certain cases, the creditworthiness of a co-obligor. These underwriting guidelines, and the minimum credit risk profiles of applicants we will approve as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.
Servicing. Our business strategy includes increasing the loyalty and retention of GM customers through our customer service activities. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, monitoring physical damage insurance coverage of financed vehicles, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate.
Operating Leases. Most of our operating leases are closed-end leases; therefore, we assume the residual risk on the leased vehicle. The lessee may purchase the leased vehicle at lease end by paying the purchase price stated in the lease contract, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to the dealer by the lease's current scheduled lease end date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease contract, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased.
A lessee may terminate a lease prior to the original scheduled lease maturity date. In order to terminate the lease prior to the scheduled lease maturity date, the lessee must pay the lesser of (i) all remaining monthly payments due under the lease, plus any charges for excess mileage, wear and use or (ii) the amount by which the carrying value of the lease exceeds the net sale proceeds received when the leased vehicle is sold.
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
Commercial Finance
Overview. Our commercial lending products are offered primarily to GM-franchised dealers and their affiliates. These products consist of floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include parts and accessories and storage center financing.

Floorplan Financing. We support the financing of new and used vehicle inventory primarily for GM-franchised dealerships and their affiliates before sale or lease to the retail customer. Financing is provided through lines of credit extended to individual dealerships. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and, when available, the continuing personal guarantee of the dealership's owners. Under certain circumstances, such as repossession of dealership inventory, GM and other manufacturers may be obligated by applicable law, or under agreements with us, to reassign or to repurchase new vehicle inventory within certain mileage and model year parameters, further minimizing our risk. The amount we advance to a dealership for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support a dealership's used car inventory needs, we advance funds to the dealership or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located.
Floorplan lending is typically structured to yield interest at a floating rate indexed to an appropriate benchmark rate. The rate for a particular dealership is based on, among other things, the dealership's creditworthiness, the amount of the credit line, the dealer's risk rating and whether or not the dealership is in default. Interest on floorplan loans is generally payable monthly.
Dealer Loans. We also make loans to finance parts and accessories as well as improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate. These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, security interests in other dealership assets and often the continuing personal guarantees from the owners of the dealerships and/or the real estate, as applicable. Dealer loans are structured to yield interest at fixed or floating rates, which are indexed to an appropriate benchmark rate. Interest on dealer loans is generally payable monthly.
Underwriting. Each dealership is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating affects loan pricing and guides management of the account. We monitor the level of borrowing under each dealership's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealership, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealership, we may call the floorplan loans due and payable and receive payment typically within 60 days of the call.
Servicing. Commercial loan servicing activities include dealership customer service, account maintenance, exception processing, credit line monitoring and adjustment and insurance monitoring. In the North America Segment, our commercial lending servicing operations are centrally located, while in our International Segment, they are conducted primarily in-country, usually located within the retail lending and servicing centers.
Upon the sale or lease of a financed vehicle, the dealer must repay the advance on the vehicle according to the repayment terms. These repayment terms may vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with its credit agreement as to repayment terms and to determine the status of our collateral.
Sources of Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, through the issuance of unsecured debt in the public markets and by accepting deposits from retail banking customers in Germany. We seek to fund our operations through local sources of funding to minimize currency and country risk, but may obtain financing outside local markets as necessary to meet funding requirements and diversify funding sources. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our U.S., Canadian and Latin American operations are funded locally. Our European operations obtain most of their funding from local sources and also borrow funds from affiliated companies. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds.
Secured Credit Facilities. Some loans and leases are funded using secured credit facilities with participating banks providing financing either directly or through institutionally-managed commercial paper conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR"), Euro Interbank Offered Rate ("EURIBOR") or prime rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we also finance loans through the sale of receivables to banks under a full recourse arrangement.
Unsecured Credit Facilities. The International Segment uses unsecured bank credit facilities as a source of funding. Both committed and uncommitted credit facilities are utilized. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them.
Securitizations. We also fund loans and leases through public and private securitization transactions. Proceeds from securitizations are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further originations.
In our securitizations, we transfer loans or lease-related assets to securitization trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors. When we transfer loans or lease-related assets to a Trust, we make certain representations and warranties regarding the loans and lease-related assets. These representations and warranties pertain to specific aspects of the loans or leases, including the origination of the loans or leases, the obligors of the loans or leases, the accuracy and legality of the records, schedules containing information regarding the loans or leases, the financed vehicles securing the loans or leases, the security interests in the loans or leases, specific characteristics of the loans or leases, and certain matters regarding our servicing of the loans or leases, but do not pertain to the underlying performance of the loans or leases. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any loan or lease, we are obligated to repurchase the loan or lease from the Trust. Historically, repurchases due to a breach of a representation or warranty have been insignificant.
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
The credit enhancement requirements in our securitization transactions may include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized assets. An additional form of credit enhancement is provided in the form of overcollateralization, whereby the value of the loans or lease-related assets transferred to the Trusts is greater than the amount due on asset-backed securities issued by the Trusts. In the International Segment, our securitization transactions typically contain portfolio performance ratios which could increase the minimum credit enhancement levels. In the North America Segment, our securitization transactions typically do not contain these performance ratios.
Senior Notes, Retail Customer Deposits and Other Unsecured Debt. We also access the capital markets in the North America and International Segments through the issuance of senior unsecured notes in the public markets. In Germany, we accept deposits from retail banking customers. In Latin America, we issue, to a limited extent, other unsecured debt through commercial paper offerings and other non-bank funding instruments.
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
Regulation
Our operations are subject to regulation, supervision and licensing by governmental authorities under various national, state and local laws and regulations.
North America Segment
In the U.S., we are subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity

Act and the Fair Credit Reporting Act. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters, and the Servicemembers Civil Relief Act, which has limitations on the interest rate charged to customers who have subsequently entered military service, and provides other protections such as early lease termination and restrictions on repossession.
The primary federal agency responsible for ensuring compliance with these consumer protection laws is the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad rule-making, examination and enforcement authority over non-bank automobile finance companies such as us. On August 31, 2015, we became subject to supervision and examination by the CFPB as a “larger participant” in the automobile finance market.
In most states and other jurisdictions in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to sales finance companies and consumer lenders or lessors like us. These laws and regulations generally provide for licensing as a sales finance company or consumer lender or lessor, limitations on the amount, duration and charges, including interest rates, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors' rights. In certain jurisdictions, we are subject to periodic examination by regulatory authorities.
In Canada, we are subject to both federal and provincial laws and regulations, including the Interest Act, the Consumer Protection Acts and Cost of Credit Disclosure regulations.  Additionally, we are subject to certain provincial Consumer Reporting Acts and the Personal Information Protection and Electronic Documents Act, as well as provincial counterparts, which regulates how we can collect, use, and/or disclose consumer’s personal information.
International Segment
In certain countries in the International Segment, we operate in local markets as either banks or regulated finance companies and are subject to legal and regulatory restrictions which vary country to country and which may change from time to time.  The regulatory restrictions, among other things, may require that the regulated entities meet certain minimum capital requirements, may restrict dividend distributions and ownership of certain assets, and may require certain disclosures to prospective purchasers and lessees and restrict certain practices related to the servicing of consumer accounts.
Competition
The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions, leasing companies and independent finance companies. Many of these competitors have substantial financial resources, highly competitive funding costs and significant scale and efficiency. Capital inflows from investors to support the growth of new entrants in the automobile finance market, as well as growth initiatives from more established market participants has resulted in generally increasing competitive conditions. While we have a competitive advantage when GM-sponsored subvention programs are offered through us to targeted GM dealers and their customers, our competitors often provide financing on terms more favorable to customers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer the dealerships or their customers other products and services, which we may not currently provide.
Employees
At December 31, 2015, we employed 6,267 people in the U.S. and Canada and 1,916 in other countries. In the U.S. and Canada, none of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.
Internationally, we participate in mandatory national collective bargaining agreements where required and maintain satisfactory working relationships with works councils and trade union representatives where they exist. Relationships with employees in general are good.

As of February 3, 2016, the names and ages of our executive officers and their positions with GM Financial are as follows:

Name (Age)	Present GMF Position (Effective Date)	Position Held During the Past Five Years if other than present GMF position (Effective Date)
Daniel E. Berce (62)	President and Chief Executive Officer (2005)
Kyle R. Birch (55)	Executive Vice President and Chief Operating Officer - North America (2013)	Executive Vice President of Dealer Services (2003)
Mark F. Bole (52)	President, International Operations (2013)	Executive Vice President, International Operations for Ally Financial Inc. (2005)
Steven P. Bowman (48)	Executive Vice President and Chief Credit and Risk Officer (2005)
Chris A. Choate (53)	Executive Vice President and Chief Financial Officer (2005)
Connie Coffey (44)	Executive Vice President, Corporate Controller and Chief Accounting Officer (2014)	Executive Vice President, Corporate Controller (2012); and Senior Vice President, Accounting and Reporting (2002)
Michael S. Kanarios (45)	Executive Vice President and Chief Operating Officer, International Operations (2015)	Executive Vice President and Chief Financial Officer, International Operations (2013), Vice President and Chief Financial Officer, International Dealer Finance, Ally Financial Inc. (2008)
Susan B. Sheffield (49)	Executive Vice President and Treasurer (2014)	Executive Vice President, Corporate Finance (2008)
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
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationship with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
There is no assurance that the global automotive market or GM's share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our financial position, liquidity and results of operations.
We depend on the financial condition of GM dealers.
Our profitability is dependent on the financial condition of the GM-franchised dealerships in our commercial lending portfolio, including the levels of inventory dealers carry in response to retail demand for new GM vehicles and used vehicles, and the level of wholesale borrowing required by dealers for inventory acquisitions, construction projects to dealership facilities and working capital. Our business may be negatively affected if, during periods of economic slowdown or recession, dealers reduce borrowing for inventory purchases or for other purposes, or are unable to sell or otherwise liquidate vehicle inventories and repay their wholesale, real estate and other loans to us. Decreased retail demand for GM vehicles can also adversely impact the overall financial condition of GM-franchised dealerships, possibly increasing defaults and net loss rates in our commercial lending portfolio and adversely impacting our ability to grow and, ultimately, our financial condition, liquidity and results of operations.
Our ability to continue to fund our business is dependent on a number of financing sources.
We depend on various financing sources to finance our loan and lease originations and commercial lending business.
Dependence on Secured Financing
We utilize secured revolving credit facilities in most of our markets to fund our retail and commercial finance activities. As our volume of loan and lease originations increases, and as our commercial lending business grows, we will require the expansion of our borrowing capacity on our existing credit facilities or the addition of new revolving credit facilities. We cannot guarantee that our revolving credit facilities will continue to be available beyond the current maturity dates on reasonable terms or at all.
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
Most of our revolving credit facilities contain borrowing bases or advance formulas which require us to pledge loans and lease-related assets in excess of the amounts which we can borrow under those facilities. Accordingly, credit deterioration in pledged collateral resulting from weakened economic conditions or any other factor, would require us to pledge additional finance and lease assets to support the same borrowing levels and to replace delinquent or defaulted collateral. The pledge of additional finance and lease assets to support our revolving credit facilities would adversely impact our financial position, liquidity and results of operations.
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
Dependence on Securitization Programs
In the North America Segment and in Europe, we rely upon our ability to transfer loan and lease assets to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to generate additional assets. Accordingly, adverse changes in our asset-backed securities program or in the asset-backed securities market in general have in the past, and could in the future, materially adversely affect our ability to originate and securitize loans and leases on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity and results of operations.
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
Dependence on Unsecured Debt Issuances
Our ability to obtain unsecured funding at a reasonable cost is dependent, in large part, on GM's and our credit ratings or perceived creditworthiness. Credit rating downgrades, market volatility, market disruption, or other factors may affect our ability to access the capital markets at a reasonable cost or at all. Our inability to issue unsecured debt could force us to limit the scale of our business. A significant reduction in the amount of loans or leases we purchase or originate would have a material adverse effect on our financial position, liquidity and results of operations.
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
•loan and lease purchases;
•advances to commercial lending customers;
•credit enhancement requirements in connection with securitization and credit facilities;
•interest and principal payments under our indebtedness;
•ongoing operating expenses;
•capital expenditures; and
•future acquisitions, if any.
Our primary sources of future liquidity are expected to be:
•payments on loans, leases and commercial lending receivables not securitized;
•distributions received from securitization trusts;
•servicing fees;
•borrowings under our credit facilities or proceeds from secured debt facilities;
•further issuances of other debt securities, both secured and unsecured; and
•retail deposits.
Because we expect to continue to require substantial amounts of cash for the foreseeable future, we anticipate that we will need additional credit facilities and require the execution of additional securitization transactions and additional debt financings including unsecured note offerings. The type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the capital markets. There can be no assurance that funding will be available to us through these sources or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions and unsecured debt issuances on a regular basis, we would not have sufficient funds to finance new originations and, in such event, we would be required to revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
We currently have a substantial amount of outstanding indebtedness. In addition, we have guaranteed a substantial amount of indebtedness incurred by our International Segment and our principal Canadian operating subsidiary. As of December 31, 2015, we have guaranteed approximately $3.6 billion in such indebtedness. Additionally, we have entered into intercompany loan agreements with several of our subsidiaries in Europe and Latin America, providing these companies with access to liquidity to support originations and other activities. As of December 31, 2015, we have entered into $4.2 billion in such intercompany loan agreements, of which $45 million was outstanding. Our ability to make payments of principal and interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.
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
Our credit facilities may require us to comply with certain financial ratios and covenants, including minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.
If we cannot comply with the requirements in our credit facilities, then our lenders may increase our borrowing costs, remove us as servicer or declare the outstanding debt immediately due and payable. If our debt payments were accelerated, any assets pledged to secure these facilities might not be sufficient to fully repay the debt. These lenders may foreclose upon their collateral, including the restricted cash in these credit facilities. These events may also result in a default under our senior note indentures. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would materially suffer.
Defaults and prepayments on loans and leases purchased or originated by us could adversely affect our operations.
Our financial condition, liquidity and results of operations depend, to a material extent, on the performance of loans and leases in our portfolio. Obligors under contracts acquired or originated by us, including dealer obligors in our commercial lending portfolio, may default during the term of their loan or lease. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle or, in the case of a commercial obligor, the value of the inventory and other commercial assets we finance usually does not cover the outstanding amount due to us, including the costs of recovery and asset disposition.
The amounts owed to us by any given dealership or dealership group in our commercial lending portfolio can be significant. The amount of potential loss resulting from the default of a dealer in our commercial lending portfolio can, therefore, be material even after liquidating the dealer's inventory and other assets to offset the defaulted obligation. Additionally, because the receivables in our commercial lending portfolio may include complex arrangements including guarantees, inter-creditor agreements, mortgages and other liens, our ability to recover and dispose of the underlying inventory and other collateral may be time-consuming and expensive, thereby increasing our potential loss.
We maintain an allowance for loan losses on our finance receivables which reflects management's estimates of inherent losses for these receivables. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future securitizations and other financings, thus impairing our ability to finance our business.
An increase in defaults would reduce the cash flows generated by us, and distributions of cash to us from our secured debt facilities would be delayed and the ultimate amount of cash distributable to us would be less, which would have an adverse effect on our liquidity.
Customer prepayments and dealer repayments on commercial obligations, which are generally revolving in nature, affect the amount of finance charge income we receive over the life of the loans. If prepayment levels increase for any reason and we are not able to replace the prepaid receivables with newly-originated loans, we will receive less finance charge income and our results of operations may be adversely affected.
Our operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") is extensive and significant legislation that, among other things, strengthens the regulatory oversight of securities and capital markets activities by the SEC and increases the regulation of the securitization markets in the U.S. The various requirements of the Dodd-Frank Act may substantially impact the origination, servicing and securitization program of our subsidiaries.

The Dodd-Frank Act also created the CFPB, a federal agency that has extensive rulemaking and enforcement authority. The CFPB has indicated an intention to review the actions of indirect auto finance companies such as us with regard to pricing activities and issued a bulletin to such lenders on how to limit fair lending risk under the Equal Credit Opportunity Act. On August 31, 2015 we became subject to supervision and examination by the CFPB as a “larger participant” in the automobile finance market. Gaining supervisory power over nonbank lenders such as us will allow the agency to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, and mandated process, procedure or product-related changes or consumer refunds if violations of law or unfair lending practices are found, which could have a material adverse effect on our financial condition and results of operations.
In July 2014, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. We have subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our retail auto loan business and securitization of auto loans. In October 2014, we received a document request from the SEC in connection with its investigation into certain practices in sub-prime auto loan securitization.  These investigations are ongoing and could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.
Our profitability is dependent upon retail demand for automobiles and related automobile financing and the ability of customers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, rising interest rates, volatility in exchange rates and high unemployment.
General. We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral coverage and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. While we seek to manage these risks through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future securitizations and credit facilities.
Wholesale Auction Values. We sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. We also sell automobiles returned to us at the end of lease terms. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or slack retail demand will result in higher losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models and increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles.
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
Interest Rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affect the gross interest rate spread we earn on our portfolio. As the level of interest rates change, our net interest margin on new originations either increases or decreases since the rates charged on our loans and leases are generally fixed rates and are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the customer. We believe that our financial position, liquidity and results of operations could be adversely affected during any period of higher interest rates, possibly to a material degree.
Foreign Currency Exchange Rates. We are exposed to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates cannot always be predicted or hedged. As a result, unfavorable changes in exchange rates could have an adverse effect on our financial condition, liquidity and results of operations.
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
A substantial portion of our origination and servicing activities in the North America Segment have historically involved sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. The actual rates of delinquencies, defaults, repossessions and losses with respect to those borrowers could also be more dramatically affected by a general economic downturn. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based pricing and other underwriting policies, and our servicing and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or underprice contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.
We do not control the operations of SAIC-GMAC, and we are subject to the risks of operating in China.
We do not control the operations of SAIC-GMAC, as it is a joint venture, and we do not have a majority interest in the joint venture. In the joint venture, we share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities, as well as time-consuming procedures for sharing information and making decisions. We are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, and as such, we do not receive the full benefits from a successful joint venture. As a result of having limited control over the actions of the joint venture, we may be unable to prevent misconduct or other violations of applicable laws. Moreover, the joint venture may not follow the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other action or we may be subject to penalties, fines or other related actions for these activities that could have a material adverse impact on our business, financial condition and results of operations. In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the Chinese market continues to develop, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in reduced margins and our inability to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive sales volume in China. If SAIC-GMAC is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
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
Our operations outside the U.S. expose us to additional risks.
The international operations are subject to many of the same risks as our U.S. operations. In addition to those risks, the international operations, including the operations of SAIC-GMAC, are subject to certain additional risks, such as the following:

•	economic downturns in foreign countries or geographic regions where we have significant operations, such as Brazil and China;

•	multiple foreign regulatory requirements that are subject to change;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws;

•	restrictions on the ability to repatriate profits or transfer cash into or out of foreign countries and the tax consequences of such repatriations and transfers;

•	devaluations in currencies;

•	political and economic instability, natural calamities, war, and terrorism; and

•
compliance with laws and regulations applicable to international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and international trade and economic sanctions laws.

The effects of these risks may, individually or in the aggregate, adversely affect our business.

ITEM 2.	PROPERTIES
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices in leased facilities in North America, Europe and Latin America. Our joint venture partner operates in offices located in China.

ITEM 3.	LEGAL PROCEEDINGS
In July 2014, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. We have subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our retail auto loan business and securitization of auto loans. In October 2014, we received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in sub-prime auto loan securitization. These investigations are ongoing and could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.

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
The table below summarizes selected financial information (in millions). For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. "Financial Statements and Supplementary Data."

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Finance charge income	$3,381	$3,475	$2,563	$1,594	$1,247
Leased vehicle income	2,807	1,090	595	289	98
Other revenue	266	289	186	77	65
Total revenue	$6,454	$4,854	$3,344	$1,960	$1,410
Net income	$646	$537	$566	$463	$386
Other Data
Retail loan origination volume	$17,537	$15,085	$9,597	$5,579	$5,085
Retail lease origination volume	$20,199	$6,169	$2,830	$1,343	$987

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents	$3,061	$2,974	$1,074	$1,289	$572
Finance receivables, net	$36,781	$33,000	$29,282	$10,998	$9,162
Leased vehicles, net	$20,172	$7,060	$3,383	$1,703	$809
Total assets (a)	$65,904	$47,608	$37,916	$16,154	$13,020
Secured debt (b)	$30,689	$25,173	$22,039	$9,352	$8,021
Unsecured debt (c)	$23,657	$12,142	$6,933	$1,483	$494
Total liabilities (a)	$57,852	$40,216	$31,631	$11,775	$9,097
Shareholder's equity	$8,052	$7,392	$6,285	$4,379	$3,923
________________

(a)
For 2014, 2013, 2012 and 2011, $116 million, $74 million, $43 million and $23 million in debt issuance costs were reclassified from total assets to total liabilities due to our adoption of ASU 2015-03.

(b)	For 2014, 2013, 2012 and 2011, $41 million, $34 million, $26 million and $16 million in debt issuance costs were reclassified to secured debt due to our our adoption of ASU 2015-03.

(c)	For 2014, 2013, 2012 and 2011, $75 million, $40 million, $17 million and $7 million in debt issuance costs were reclassified to unsecured debt due to our adoption of ASU 2015-03.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of GM. We conduct our business generally in two segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Austria, Belgium, Brazil, Chile, Colombia, France, Germany, Greece, Italy, Mexico, the Netherlands, Peru, Portugal, Spain, Sweden, Switzerland and the U.K. On January 2, 2015, we completed the acquisition of an equity interest in SAIC-GMAC Automotive Finance Company Limited ("SAIC-GMAC"), a joint venture that conducts auto finance operations in China, from Ally Financial.
Retail
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

The retail lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles, predominantly for customers with prime credit scores. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage.
We are expanding our leasing and prime lending programs through GM-franchised dealerships in North America and expect that leasing and prime lending will become an increasing percentage of our originations and retail portfolio balance over time. Since April 2015, we have been the exclusive subvented lease provider for GM in the U.S. We define prime lending as lending to customers with FICO scores or equivalents of 680 and greater, near-prime lending as lending to customers with FICO scores or equivalents between 620 to 679, and sub-prime lending as lending to customers with FICO scores or equivalents of less than 620. The following table presents our retail loan and lease originations in North America by FICO score band or equivalents (in millions):

	Years ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Prime	$19,978	64.3%	$5,060	39.1%	$2,011	25.3%
Near-prime	4,628	14.9	1,904	14.7	922	11.6
Sub-prime	6,446	20.8	5,976	46.2	5,023	63.1
Total originations	$31,052	100.0%	$12,940	100.0%	$7,956	100.0%
The following table summarizes the number of vehicles included in consolidated leased vehicles, net by vehicle type, of which the North America Segment accounted for more than 99% at December 31, 2015 and 2014:

	December 31,
	2015	2014
Cars	270,677	138,629
Trucks	121,389	28,030
Crossovers	401,346	135,171
Total	793,412	301,830
The following table summarizes additional information for North America operating leases:

	Years ended December 31,
	2015	2014	2013
Operating leases originated (a)	549,341	177,518	91,079
Operating leases terminated (b)	61,550	30,315	11,405
Operating lease vehicles returned (c)	25,019	11,936	3,508
Return rate (d)	41%	39%	31%
________________

(a)
Operating leases originated represents the number of operating leases we purchase during a given period. In 2015, operating leases originated increased due to our exclusive subvention arrangement with GM implemented during 2015.

(b)	Operating leases terminated represents the number of vehicles for which the lease has ended during a given period. Operating leases terminated increased due to the growth of the lease portfolio.

(c)	Operating lease vehicles returned represents the number of vehicles returned to us at the end of the lease term. Operating lease vehicles returned increased due to the growth of the lease portfolio.

(d)
Return rates are calculated as the number of operating leases returned divided by the number of operating leases terminated. Due to the age and size of our lease portfolio, the current return rates are lower than we expect them to become as our lease portfolio grows and matures.

Commercial
Our commercial lending program is offered primarily to our GM-franchised dealer customers and their affiliates. Commercial lending products consist of floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include parts and accessories, dealer fleet financing and storage center financing.
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
Financing
We primarily finance our loan, lease and commercial originations through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, through the issuance of unsecured debt in the public markets and by accepting deposits from retail banking customers in Germany. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our U.S.,Canadian and Latin American operations are funded locally. Our European operations obtain most of their funding from local sources and also borrow funds from affiliated companies.
GM also provides us with a $1.0 billion unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility").
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
Retail Finance Receivables and the Allowance for Loan Losses
Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans which are carried at amortized cost, net of allowance for loan losses. These loans are divided among pools based on common risk characteristics, such as internal credit score, origination period, delinquent status and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards. The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of their prior credit usage, structure of the loan and other information. The output of the scorecards rank-order consumers from those that are most likely to pay to those that are least likely to pay. By further dividing the portfolio into pools based on internal credit scores we are better able to distinguish expected credit performance for different credit risks.These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses inherent in our finance receivables.
We use a combination of forecasting methodologies to determine the allowance for loan losses, including roll rate modeling and static pool modeling techniques. A roll rate model is generally used to project near term losses and static pool models are generally used to project losses over the remaining life. Probable losses are estimated for groups of accounts aggregated by past-due status and origination month. Generally, up to the last 10 years of loss experience is evaluated. Recent performance is more heavily weighted when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default ("PD") and loss given default ("LGD"). PD and LGD are specifically estimated for each monthly vintage (i.e., group of originations) in cases where vintage models are used. PD is estimated based on expectations that are aligned with internal credit scores. LGD is projected based on historical trends experienced over the last 10 years, weighted toward more recent performance in order to consider recent market supply and demand factors that impact wholesale used vehicle pricing. While forecasted probable losses are quantitatively derived, we assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the current environment.

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
We believe these factors are relevant in estimating incurred losses and also consider an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our retail loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
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
We believe that the allowance for loan losses on retail finance receivables is adequate to cover probable losses inherent in our retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs after recoveries on the portfolio over the loss confirmation period would increase the allowance for loan losses at December 31, 2015 by $74 million and $147 million.
Credit losses is a non-U.S. Generally Accepted Accounting Principle ("U.S. GAAP") measure. See "Credit Quality - Credit Losses - non-U.S. GAAP measure" for a reconciliation of charge-offs to credit losses on the combined portfolio.
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
We believe that the allowance for loan losses for commercial finance receivables is adequate to cover probable losses inherent in our portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs on the commercial finance receivable portfolio over the loss confirmation period would increase the allowance for loan losses at December 31, 2015 by $5 million and $9 million.
Expected losses on our commercial loans are lower than expected losses on our retail loans because commercial loans are secured not only by the financed vehicles, but also other dealership assets and often the continuing personal guarantee of the dealers' owners. In addition, automotive manufacturers are typically obligated to repurchase new vehicle inventory within certain mileage and model year parameters set by applicable state law in the event that we repossess the dealership’s inventory, thus potentially reducing any loss due to dealer default.
Residual Value of Leased Vehicles

We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle at the end of the lease term and the value of the vehicle is lower than the residual value estimated at contract inception.
At December 31, 2015, the estimated residual value of our leased vehicles at the end of the lease term was $13.4 billion. Depreciation reduces the carrying value of each leased asset in our operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We periodically perform a review of the adequacy of the depreciation rates. If we believe that the expected residual values for our leased assets have changed, we revise the depreciation rate to ensure that our net investment in operating leases will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to the depreciation rate would result in a change in the depreciation expense on the leased assets, which is recorded prospectively on a straight-line basis. The effect of a 1% change in our assumption regarding residual values would increase or decrease depreciation expense on the operating lease portfolio over the remaining term of the leases as follows (in millions):

Impact to Depreciation Expense
Cars	$31
Trucks	27
Crossovers	76
Total	$134
In addition to estimating the residual value at lease termination, we also evaluate the carrying value of the operating lease assets, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. A leased asset is considered impaired if impairment indicators exist and the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. We believe no impairment indicators existed at December 31, 2015, 2014 or 2013.
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
If an indication of impairment exists and the fair value of any reporting unit is less than the carrying amount reflected in the balance sheet, then the amount of goodwill attributed to a reporting unit may be impaired, and we perform a second step of the impairment test. In the second step, we compare the goodwill amount reflected in the balance sheet to the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. During 2015, 2014 and 2013, we performed our annual goodwill impairment testing as of October 1 for each reporting unit. No impairment charges were recognized to either the North America or the Latin America reporting unit in the years ended December 31, 2015, 2014 or 2013. Refer to Note 6 - "Goodwill," of the consolidated financial statements included in this Form 10-K for additional information.
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

The following table reflects certain key estimates and assumptions used in our 2015 impairment testing of the North America reporting unit, which represents 93% of our goodwill balance:

Market approach assumptions
Trailing-twelve months' earnings multiple	11.1x
Forward earnings multiple	12.7x
Weighting applied	25%
Income approach assumptions
Cost of equity	11.2%
Targeted equity-to-earning assets ratio	8.6% declining to 7.5%
Weighting applied	75%
The results of the first step of the impairment test indicated that the fair value exceeded the carrying value; therefore, it was not necessary to perform the second step analysis. If actual market conditions are less favorable than those we and the industry have projected, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
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
We are subject to income tax in the U.S. and various other state and foreign jurisdictions. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. As referred to in Note 14 - "Income Taxes," we have a tax sharing agreement with GM for our U.S. operations.
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
We have recognized a deferred tax liability on the undistributed earnings of our investment in China. We have not recognized a deferred tax liability on the undistributed earnings of our remaining foreign subsidiaries as allowed under the indefinite reversal criterion of Accounting Standards Codification ("ASC") 740. Due to our strategy of funding locally, these amounts are considered to be indefinitely invested based on specific plans for reinvestment of these earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the U.S.
RESULTS OF OPERATIONS
We conduct operations around the world, and we are therefore subject to valuation changes of foreign currencies, primarily the Euro, the British Pound, the Brazilian Real, the Mexican Peso and the Canadian Dollar.  We translate the assets, liabilities, revenue and expenses of our foreign operations into the U.S. Dollar at then-applicable exchange rates. Consequently, increases or decreases in the value of the U.S. Dollar may affect the value of these items with respect to our non-U.S. businesses in our consolidated financial statements, even if their values have not changed in their original currencies. For example, a stronger U.S. Dollar will reduce the reported results of our foreign operations and, conversely, a weaker U.S. Dollar will increase the reported results of our foreign operations. These translations could significantly affect the comparability of our results between financial periods. In our tabular presentation of the changes in results between financial periods, we provide the following information:  (i) the amount of change excluding the impact of foreign currency translation (“FX”); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation was derived by translating current year results at the average of prior year exchange rates, and was driven by the appreciation of the U.S. Dollar against all of the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact.
Year Ended December 31, 2015 compared to
    Year Ended December 31, 2014
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Year Ended December 31,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$15,688	$11,509	$27,197	$12,205	$12,568	$24,773	$4,881	$(2,457)	$2,424	9.8%
Average commercial finance receivables	3,465	4,364	7,829	2,384	4,653	7,037	1,625	(833)	792	11.3%
Average finance receivables	19,153	15,873	35,026	14,589	17,221	31,810	6,506	(3,290)	3,216	10.1%
Average leased vehicles, net	13,033	57	13,090	4,867	7	4,874	8,407	(191)	8,216	168.6%
Average earning assets	$32,186	$15,930	$48,116	$19,456	$17,228	$36,684	$14,913	$(3,481)	$11,432	31.2%

Retail finance receivables purchased	$10,931	$6,606	$17,537	$6,808	$8,277	$15,085	$3,820	$(1,368)	$2,452	16.3%
Average new retail loan size (in dollars)	$26,523	$11,861		$23,149	$13,947
Leased vehicles purchased	$20,121	$78	$20,199	$6,132	$37	$6,169	$14,221	$(191)	$14,030	227.4%
Average new lease size (in dollars)	$36,627	$20,449		$31,809	$22,775
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

In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the year ended December 31, 2015 decreased to 8.0% from 11.6% during the prior period and the average retail loan and lease size increased. These changes are primarily due to the introduction of our prime lending program, resulting in higher volumes of originations of loans for new vehicles, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.
Revenue:
Revenues were as follows (dollars in millions):

	Year Ended December 31,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$1,803	$1,174	$2,977	$1,687	$1,376	$3,063	$249	$(335)	$(86)	(2.8)%
Commercial finance receivables	$103	$301	$404	$74	$338	$412	$58	$(66)	$(8)	(1.9)%
Leased vehicle income	$2,794	$13	$2,807	$1,085	$5	$1,090	$1,788	$(71)	$1,717	157.5%
Other income	$77	$189	$266	$63	$226	$289	$40	$(63)	$(23)	(8.0)%
Effective yield - retail finance receivables	11.5%	10.2%	11.0%	13.8%	11.0%	12.4%
Effective yield - commercial finance receivables	3.0%	6.9%	5.2%	3.1%	7.3%	5.9%
In the North America Segment, finance charge income on retail finance receivables increased for the year ended December 31, 2015, compared to the year ended December 31, 2014 due to the increase in the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations as we have increased our prime and near-prime lending in 2015. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
Commercial finance charge income remained flat despite the increase in the size of the commercial receivable portfolio, largely due to a decrease in the effective yield on commercial finance receivables.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Year Ended December 31,
	2015			2014			2015 vs. 2014
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$735	$558	$1,293	$542	$620	$1,162	$252	$(121)	$131	11.3%
Leased vehicle expenses	$2,190	$10	$2,200	$843	$4	$847	$1,403	$(50)	$1,353	159.7%
Provision for loan losses	$466	$158	$624	$472	$132	$604	$76	$(56)	$20	3.3%
Interest expense(a)	$921	$695	$1,616	$551	$875	$1,426	$422	$(232)	$190	13.3%
Average debt outstanding	$31,130	$13,489	$44,619	$18,907	$13,313	$32,220	$15,375	$(2,976)	$12,399	38.5%
Effective rate of interest on debt	3.0%	5.2%	3.6%	2.9%	6.6%	4.4%

_________________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 17 - "Segment Reporting" in our consolidated financial statements in this Form 10-K.

Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support our prime lending program and enhance our lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets were 2.7% and 3.2% for the years ended December 31, 2015 and 2014.
Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio in the North America Segment.
Provision for Loan losses
The provision for retail loan losses increased primarily due to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for loan losses was 2.3% and 2.4% for the years ended December 31, 2015 and 2014. The provision for commercial loan losses was insignificant for the years ended December 31, 2015 and 2014.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 26.5% and 34.0% of income before income taxes and equity income for the years ended December 31, 2015 and 2014. The decrease in the effective income tax rate is due primarily to an increase in certain U.S. federal tax credits.
Other Comprehensive Income:
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(669) million and $(430) million for years ended December 31, 2015 and 2014. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

Year Ended December 31, 2014 as compared to
Year Ended December 31, 2013
Unless otherwise noted, the increases in the amounts presented for the International Segment for 2014 compared to 2013 are primarily due to the timing of the acquisition of the majority of the international operations on April 1, 2013, and the operations in Brazil, which were acquired on October 1, 2013.
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Years Ended December 31,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$12,205	$12,568	$24,773	$11,335	$6,459	$17,794	$7,116	$(137)	$6,979	39.2%
Average commercial finance receivables	2,384	4,653	7,037	1,164	2,997	4,161	2,925	(49)	2,876	69.1%
Average finance receivables	14,589	17,221	31,810	12,499	9,456	21,955	10,041	(186)	9,855	44.9%
Average leased vehicles, net	4,867	7	4,874	2,599	3	2,602	2,466	(194)	2,272	87.3%
Average earning assets	$19,456	$17,228	$36,684	$15,098	$9,459	$24,557	$12,508	$(381)	$12,127	49.4%

Retail finance receivables purchased	$6,808	$8,277	$15,085	$5,126	$4,471	$9,597	$5,560	$(72)	$5,488	57.2%
Average new retail loan size (in dollars)	$23,149	$13,947		$21,494	$14,747
Leased vehicles purchased	$6,132	$37	$6,169	$2,830	$—	$2,830	$3,426	$(87)	$3,339	118.0%
Average new lease size (in dollars)	$31,809	$22,775		$26,439	$—
Average earning assets increased in the North America Segment as a result of the continued increase in our share of GM's business in that segment. The increase in average leased vehicles, net was a result of GM's overall increased market penetration in leases as well as an increase in our share of GM's business.
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the year ended December 31, 2014 decreased to 11.6% from 13.4% during 2013 and the average retail loan and lease size increased. These changes are primarily due to higher volumes of originations of loans for new vehicles, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.

Revenue:
Revenues were as follows (dollars in millions):

	Years Ended December 31,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$1,687	$1,376	$3,063	$1,680	$612	$2,292	$803	$(32)	$771	33.6%
Commercial finance receivables	$74	$338	$412	$37	$234	$271	$145	$(4)	$141	52.0%
Leased vehicle income	$1,085	$5	$1,090	$591	$4	$595	$519	$(24)	$495	83.2%
Other income	$63	$226	$289	$68	$118	$186	$112	$(9)	$103	55.4%
Effective yield - retail finance receivables	13.8%	11.0%	12.4%	14.8%	9.5%	12.9%
Effective yield - commercial finance receivables	3.1%	7.3%	5.9%	3.2%	7.8%	4.9%
In the North America Segment, finance charge income on retail finance receivables was flat for the year ended December 31, 2014 compared to December 31, 2013. Increased finance charge income that resulted from growth in the portfolio was offset by a lower effective yield. The effective yield on our retail finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations, as we introduced our prime lending program. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increases in commercial finance charge income and lease vehicle income reflect the increases in the respective portfolios.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Years Ended December 31,
	2014			2013			2014 vs. 2013 Change
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$542	$620	$1,162	$442	$328	$770	$405	(13)	$392	50.9%
Leased vehicle expenses	$843	$4	$847	$451	$2	$453	$411	(17)	$394	87.0%
Provision for loan losses	$472	$132	$604	$393	$82	$475	$135	(6)	$129	27.2%
Interest expense(a)	$551	$875	$1,426	$421	$300	$721	$727	(22)	$705	97.8%
Acquisition and integration expenses	$—	$—	$—	$—	$42	$42	$(42)	—	$(42)	(100.0)%
Average debt outstanding	$18,907	$13,313	$32,220	$14,257	$6,760	$21,017	$11,456	$(253)	$11,203	53.3%
Effective rate of interest on debt	2.9%	6.6%	4.4%	3.0%	4.4%	3.4%
_______________

(a)
Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 17 - "Segment Reporting and Geographic Information" in our consolidated financial statements in this Form 10-K.

Operating Expenses
The increase in operating expenses reflects the growth in earning assets and investments to support our prime lending program and enhance our lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets were 3.2% and 3.1% for the years ended December 31, 2014 and 2013.

Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the increased size of the leased asset portfolio.
Provision for Loan losses
The provision for retail loan losses increased primarily due to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for loan losses was 2.4% and 2.7% for the years ended December 31, 2014 and 2013. The provision for commercial loan losses was insignificant for the years ended December 31, 2014 and 2013.
Interest Expense
In the North America Segment, interest expense increased primarily due to an increase in average debt outstanding resulting from growth in the loan and lease portfolios as well as the funding requirements for the acquisition of the international operations, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 34.0% and 35.9% for the years ended December 31, 2014 and 2013. The decrease in the effective income tax rate is primarily related to settlements with various tax authorities during 2014 in multiple jurisdictions.
Other Comprehensive Income:
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustments included in other comprehensive (loss) income were $(430) million and $11 million for the years ended December 31, 2014 and 2013. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The change in other comprehensive (loss) income is primarily due to decreases in the values of the Brazilian Real and the Euro in relation to the U.S Dollar.
CREDIT QUALITY
Retail Finance Receivables
The following tables present certain data related to the retail finance receivables portfolio (dollars in millions, except where noted):

	December 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Retail finance receivables, net of fees	$18,148	$10,976	$29,124	$13,361	$12,262	$25,623
Less: allowance for loan losses	(618)	(117)	(735)	(577)	(78)	(655)
Retail finance receivables, net	$17,530	$10,859	$28,389	$12,784	$12,184	$24,968
Number of outstanding contracts	955,094	1,563,831	2,518,925	788,833	1,458,362	2,247,195
Average amount of outstanding contracts (in dollars)(a)	$19,001	$7,019	$11,562	$16,999	$8,409	$11,424
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.4%	1.1%	2.5%	4.4%	0.6%	2.6%
_________________

(a)
Average amount of outstanding contract consists of retail finance receivables, net of fees, divided by number of outstanding contracts. The decrease in the average amount of outstanding contracts in the International Segment is primarily due to changes in foreign currency exchange rates.

At December 31, 2015, the allowance for loan losses for the North America Segment as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2014, consistent with the improved credit mix in our portfolio resulting from our expansion of prime lending. The allowance for loan losses in the International Segment increased due to the continued growth in the portfolio of receivables originated since the acquisition, as well as an increased provision for credit losses in Brazil.
Delinquency
The following is a summary of the contractual amounts of delinquent retail finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	December 31, 2015				December 31, 2014
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$1,150	$87	$1,237	4.2%	$994	$89	$1,083	4.2%
Greater than 60 days	389	92	481	1.6	328	104	432	1.7
	1,539	179	1,718	5.8	1,322	193	1,515	5.9
In repossession	42	4	46	0.2	36	4	40	0.2
	$1,581	$183	$1,764	6.0%	$1,358	$197	$1,555	6.1%
Deferrals
In accordance with our policies and guidelines in the North America Segment, we, at times, offer payment deferrals to retail consumers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 5.9% and 6.4% for 2015 and 2014. Deferrals in the International Segment are insignificant.
Troubled Debt Restructurings
See Note 3 - "Finance Receivables" to our consolidated financial statements in this Form 10-K for further discussion of TDRs.
Credit Losses - non-U.S. GAAP measure
We analyze credit performance of our combined portfolio, which includes loans acquired with deteriorated credit quality. This information facilitates comparisons of current and historical results. The following is a reconciliation of charge-offs to credit losses on the combined portfolio (in millions):

	Years Ended December 31,
	2015			2014			2013
	North America	International	Total	North America	International	Total	North America	International	Total
Charge-offs	$859	$137	$996	$776	$138	$914	$584	$54	$638
Other(a)	18	1	19	63	6	69	154	13	167
Credit losses	$877	$138	$1,015	$839	$144	$983	$738	$67	$805
_________________

(a)	Adjustments to reflect write-offs of contractual amounts on loans acquired with deteriorated credit quality.

The following table presents credit loss data (which includes charge-offs and write-offs of contractual amounts on loans acquired with deteriorated credit quality) with respect to our retail finance receivables portfolio (dollars in millions):

	Years Ended December 31,
	2015			2014			2013
	North America	International(a)	Total	North America	International(a)	Total	North America	International(a)	Total
Credit losses	$877	$138	$1,015	$839	$144	$983	$738	$67	$805
Less: recoveries	(465)	(47)	(512)	(465)	(56)	(521)	(427)	(35)	(462)
Net credit losses	$412	$91	$503	$374	$88	$462	$311	$32	$343
Net annualized credit loss percentage(b)	2.6%	0.8%	1.9%	3.1%	0.7%	1.9%	2.7%	0.5%	1.9%
Recovery percentage(c)	56.4%			57.3%			59.3%
_________________

(a)
Credit losses for the International Segment primarily include the write-down of receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross credit losses is not meaningful.

(b)	Net annualized credit loss percentage is calculated as a percentage of average retail finance receivables.

(c)	Recovery percentage is a percentage of gross repossession credit losses.
Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	December 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$4,051	$4,388	$8,439	$3,180	$4,892	$8,072
Less: allowance for loan losses	(23)	(24)	(47)	(21)	(19)	(40)
Total commercial finance receivables, net	$4,028	$4,364	$8,392	$3,159	$4,873	$8,032
Number of dealers	656	2,139	2,795	489	2,147	2,636
Average carrying amount per dealer	$6	$2	$3	$7	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.5%	0.6%	0.7%	0.4%	0.5%
There were insignificant charge-offs of commercial finance receivables during 2015, 2014 and 2013. At December 31, 2015 and 2014, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles
At December 31, 2015 and 2014, 98.7% and 98.3% of our operating leases were current with respect to payment status.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses, interest costs and business acquisitions.
In the North America Segment, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.

In the International Segment, our purchase and funding of finance receivables are typically financed with borrowings on secured and unsecured credit facilities. In certain countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the U.K., we obtain long-term financing through securitization transactions. In addition, we raise unsecured debt in the international capital markets through the issuance of notes under our Euro medium term note program and accept deposits from retail banking customers in Germany.
Cash Flow
During 2015, net cash provided by operating activities increased primarily due to increased leased vehicle income resulting from growth in the leased vehicle portfolio.
During 2015, net cash used by investing activities increased compared to 2014 due to an increase in purchases of leased vehicles of $10.5 billion, a net increase in cash invested in retail finance receivables of $1.9 billion and cash used for the acquisition of the equity interest in SAIC-GMAC of $1.0 billion, partially offset by a decrease in net fundings of commercial receivables of $881 million.
During 2015, net cash provided by financing activities increased compared to 2014 primarily due to an increase in borrowings, net of repayments, of $9.3 billion.
Liquidity
Our available liquidity consists of the following (in millions):

	December 31, 2015	December 31, 2014
Cash and cash equivalents(a)	$3,061	$2,974
Borrowing capacity on unpledged eligible assets	9,697	4,808
Borrowing capacity on committed unsecured lines of credit	904	558
Borrowing capacity on Junior Subordinated Revolving Credit Facility	1,000	1,000
	$14,662	$9,340
_________________

(a)
Includes $756 million and $691 million in unrestricted cash outside of the U.S. at December 31, 2015 and 2014. This cash is considered to be indefinitely invested based on specific plans for reinvestment.

During 2015 available liquidity increased due to: (1) decreased usage of secured debt facilities as a result of the issuance of senior unsecured notes; and (2) decreased usage of committed unsecured lines of credit primarily due to funding provided by retail banking deposits in Germany.
We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities (a three-year $5.0 billion facility and a five-year $7.5 billion facility) subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities, and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above.
Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.

At December 31, 2015, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$18,520	$6,533
Revolving commercial asset-secured facilities(b)	3,844	1,015
Total secured	22,364	7,548
Unsecured committed facilities(c)	1,518	614
Unsecured uncommitted facilities(d)	—	2,145
Total unsecured	1,518	2,759
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$24,882	$10,307
_________________

(a)	Includes revolving credit facilities backed by retail finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $468 million and $215 million in unused borrowing capacity on these facilities at December 31, 2015 and December 31, 2014.

See Note 8 - "Debt" to our consolidated financial statements in this Form 10-K for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable
We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2015
2007	June 2018			$74	$51
2011	January 2019	-	March 2019	$1,800	225
2012	October 2016	-	May 2020	$6,902	1,748
2013	November 2019	-	October 2021	$6,721	2,009
2014	March 2019	-	September 2022	$10,710	6,056
2015	February 2017	-	August 2023	$14,617	13,106
Total active securitizations					$23,195
Debt issuance costs					(54)
					$23,141
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 9 - "Variable Interest Entities" to our consolidated financial statements in this Form 10-K for further discussion.
Senior Notes, Retail Customer Deposits and Other Unsecured Debt
We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S. and Europe. At December 31, 2015 the par value of our outstanding senior notes was $19.1 billion.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At December 31, 2015 we had $665 million of this type of unsecured debt outstanding. During 2015, we began accepting deposits from retail banking customers in Germany. At December 31, 2015, the outstanding balance of these deposits was $1.3 billion, of which 44% were overnight deposits.

Contractual Obligations
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$19	$19	$16	$14	$11	$38	$117
Secured debt	14,450	9,168	5,688	1,120	317	—	30,743
Unsecured debt	4,343	3,654	3,459	3,165	4,110	5,050	23,781
Interest	1,275	1,008	588	397	267	483	4,018
	$20,087	$13,849	$9,751	$4,696	$4,705	$5,571	$58,659
At December 31, 2015, we had liabilities associated with uncertain tax positions of $136 million, including penalties and interest. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.
Under our tax sharing arrangement with GM, we are responsible for our tax liabilities as if we filed separate returns. As of December 31, 2015, we have no accrued liability to GM. Refer to Note 14 - "Income Taxes" for more information.

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
Market Risk
We seek to minimize volatility in our earnings from changes in interest rates and foreign currency exchange rates. Our strategies to manage market risk are approved by our International and North America Asset Liability Committees (“ALCO”). The principal voting members include the Chief Executive Officer, Chief Financial Officers for the North America and International Segments, Chief Operating Officers for the North America and International Segments, Treasurers for the North America and International Segments and the Chief Accounting Officer.
In 2015, we expanded our ALCO to incorporate more asset liability management (“ALM”) strategies as the composition of sources of debt evolved to support growth in our earning assets. Our Corporate Treasury group is responsible for the development of our interest rate and liquidity management policies as presented to the ALCO.

Interest Rate Risk
We depend on accessing the capital markets to fund asset originations. We are exposed to interest rate risks as our financial assets and liabilities have different behavioral characteristics that may impact our financial performance. These differences may include tenor, yield, re-pricing timing, and prepayment expectations.
Our assets are primarily comprised of fixed-rate retail installment loans and operating lease contracts under which customers typically make equal monthly payments over the life of the contracts. Our commercial finance receivables are primarily originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate of interest. These balances expand and contract with car sales and are revolving in nature.
Our debt is primarily comprised of long-term unsecured debt and securitization notes payable. Our senior note unsecured debt issuances have tenors of up to ten years. The majority of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
We manage interest rate risk with the objective of optimizing earnings performance while avoiding excessive financial risks and market-related earnings volatility. We measure and monitor interest rate risk primarily through key risk metrics such as duration gap, economic value of equity sensitivity, and net interest income sensitivity. When appropriate, we use derivatives to manage interest rate risk; however, we do not engage in any speculative trading in derivatives.
Cap Agreements. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" or "strike" rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the "cap" or "strike" rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets. The change in the fair value of the interest rate cap agreements is recorded in interest expense.
Swap Agreements. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. At December 31, 2015, none of these pay-fixed, receive-floating interest rate swap agreements were designated as accounting hedges. The change in fair value of these derivatives is recorded in interest expense.
We designate certain receive-fixed, pay-floating interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in interest expense. The change in fair value of the related derivative (excluding accrued interest) is also recorded in interest expense.
The fair value of interest rate swaps is included in other assets or other liabilities on our consolidated balance sheets. Cash flows from interest rate swaps are classified as operating activities on our consolidated statements of cash flows.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2015 (dollars in millions):

Years Ending December 31,	2016	2017	2018	2019	2020	Thereafter	Fair Value
Assets
Retail finance receivables
Principal amounts	$11,415	$8,204	$5,136	$2,715	$1,268	$523	$28,545
Weighted-average annual percentage rate	9.03%	9.08%	9.09%	9.17%	9.16%	9.37%
Commercial finance receivables
Principal amounts	$8,084	$113	$111	$117	$77	$108	$8,392
Weighted-average annual percentage rate	2.89%	4.42%	4.31%	4.30%	4.38%	4.24%
Interest rate swaps
Notional amounts	$1,361	$1,499	$1,092	$155	$14	$1	$8
Average pay rate	0.97%	1.03%	1.06%	2.03%	4.73%	3.97%
Average receive rate	0.93%	1.34%	1.49%	2.48%	6.54%	5.56%
Interest rate caps purchased
Notional amounts	$1,760	$1,889	$1,488	$734	$356	$100	$19
Average strike rate	3.26%	3.27%	3.23%	2.72%	2.72%	2.66%
Liabilities
Secured debt
Revolving credit facilities
Principal amounts	$5,563	$1,286	$592	$95	$11	$—	$7,494
Weighted-average effective interest rate	2.50%	3.85%	3.92%	5.53%	4.86%	—%
Securitization notes payable
Principal amounts	$8,887	$7,882	$5,096	$1,025	$306	$—	$23,177
Weighted-average effective interest rate	1.80%	1.84%	2.17%	2.60%	2.59%	—%
Unsecured debt
Senior notes
Principal amounts	$1,000	$2,738	$3,106	$3,093	$4,110	$5,050	$19,045
Weighted-average effective interest rate	2.75%	3.57%	3.08%	2.93%	3.22%	4.04%
Credit facilities
Principal amounts	$1,936	$643	$108	72	$—	$—	$2,753
Weighted-average effective interest rate	9.34%	8.11%	5.25%	5.19%	—%	—%
Retail customer deposits
Principal amounts	$892	$123	$245	$—	$—	$—	$1,262
Weighted-average effective interest rate	1.44%	1.59%	1.64%	—%	—%	—%
Other unsecured debt
Principal amounts	$515	$150	$—	$—	$—	$—	$666
Weighted-average effective interest rate	13.59%	14.69%	—%	—%	—%	—%
Interest rate swaps
Notional amounts	$2,991	$2,950	$1,912	$176	$12	$—	$24
Average pay rate	0.92%	1.03%	1.15%	2.07%	5.33%	—%
Average receive rate	0.73%	1.10%	0.94%	2.10%	4.62%	—%
Interest rate caps sold
Notional amounts	$1,541	$1,739	$1,422	$734	$356	$100	$19
Average strike rate	3.19%	3.19%	3.17%	3.13%	2.72%	2.66%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2014 (dollars in millions):

Years Ending December 31,	2015	2016	2017	2018	2019	Thereafter	Fair Value
Assets
Retail finance receivables
Principal amounts	$10,440	$7,336	$4,551	$2,308	$968	$382	$25,541
Weighted-average annual percentage rate	10.26%	10.45%	10.56%	10.82%	11.04%	11.21%
Commercial finance receivables
Principal amounts	$7,773	$81	$71	$93	$90	$51	$8,032
Weighted-average annual percentage rate	6.12%	4.62%	4.41%	6.63%	4.39%	4.67%
Interest rate swaps
Notional amounts	$636	$539	$388	$76	$13	$—	$6
Average pay rate	1.76%	1.68%	1.95%	3.63%	5.18%	—%
Average receive rate	1.34%	1.43%	1.90%	3.98%	6.19%	—%
Interest rate caps purchased
Notional amounts	$469	$570	$566	$197	$69	$252	$6
Average strike rate	3.38%	3.21%	3.12%	3.14%	3.18%	3.20%
Liabilities
Secured debt
Revolving credit facilities
Principal amounts	$4,532	$1,593	$757	$141	$17	$—	$6,991
Weighted-average effective interest rate	4.36%	5.92%	6.34%	8.63%	8.87%	—%
Securitization notes payable
Principal amounts	$7,348	$5,703	$3,596	$1,190	$354	$—	$18,237
Weighted-average effective interest rate	1.94%	1.86%	2.04%	2.50%	3.06%	—%
Unsecured debt
Senior notes
Principal amounts	$—	$1,000	$2,795	$1,250	$1,405	$2,000	$8,707
Weighted-average effective interest rate	—%	2.75%	3.56%	4.65%	2.80%	4.33%
Credit facilities and other unsecured debt
Principal amounts	$2,611	$881	$107	$85	$84	$—	$3,772
Weighted-average effective interest rate	10.33%	9.70%	5.64%	5.14%	5.14%	—%
Interest rate swaps
Notional amounts	$1,533	$2,207	$1,397	$459	$31	$—	$39
Average pay rate	1.06%	0.98%	1.02%	1.21%	1.97%	—%
Average receive rate	0.56%	0.53%	0.67%	0.99%	1.94%	—%
Interest rate caps sold
Notional amounts	$292	$456	$537	$197	$69	$253	$6
Average strike rate	3.12%	3.13%	3.10%	3.14%	3.18%	3.19%
Finance receivables, both retail and commercial, are estimated to be realized by us in future periods using discount rate, prepayment and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Revolving credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes, credit facilities and other unsecured debt principal amounts have been classified based on maturity.
Interest rates are primarily fixed on retail finance receivables and floating on commercial finance receivables. Interest rates on securitization notes payable and unsecured senior notes are primarily fixed.  Interest rates are primarily floating on credit facilities, deposits and other unsecured debt.
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
Foreign Currency Exchange Rate Risk
We primarily finance receivables and lease assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income.
The following table summarizes the amounts of foreign currency translation and transaction and remeasurement losses (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Foreign currency translation losses (gains) recorded in accumulated other comprehensive loss	$669	$430	$(11)
Losses (gains) resulting from foreign currency transactions and remeasurement recorded in earnings	$58	$170	$(151)
(Gains) losses resulting from foreign currency exchange swaps recorded in earnings	(42)	(163)	149
Net losses (gains) resulting from foreign currency exchange recorded in earnings	$16	$7	$(2)
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The foreign currency translation losses in 2015 and 2014 were primarily due to decreases in the values of the Brazilian Real, the Canadian Dollar and the Euro in relation to the U.S Dollar.
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
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Financial Company, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
February 3, 2016

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$3,061	$2,974
Finance receivables, net (Note 3; Note 9 VIEs)	36,781	33,000
Leased vehicles, net (Note 4; Note 9 VIEs)	20,172	7,060
Restricted cash (Note 5; Note 9 VIEs)	1,941	2,071
Goodwill (Note 6)	1,189	1,244
Equity in net assets of non-consolidated affiliates (Note 7)	986	—
Property and equipment, net of accumulated depreciation of $91 and $59	219	172
Deferred income taxes (Note 14)	231	341
Related party receivables	573	384
Other assets	751	362
Total assets	$65,904	$47,608
Liabilities and Shareholder's Equity
Liabilities
Secured debt (Note 8; Note 9 VIEs)	$30,689	$25,173
Unsecured debt (Note 8)	23,657	12,142
Accounts payable and accrued expenses	1,218	1,002
Deferred income	1,454	392
Deferred income taxes (Note 14)	129	20
Related party taxes payable	—	636
Related party payables	362	433
Other liabilities	343	418
Total liabilities	57,852	40,216
Commitments and contingencies (Note 11)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	6,484	5,799
Accumulated other comprehensive loss (Note 18)	(1,104)	(433)
Retained earnings	2,672	2,026
Total shareholder's equity	8,052	7,392
Total liabilities and shareholder's equity	$65,904	$47,608
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2015	2014	2013
Revenue
Finance charge income	$3,381	$3,475	$2,563
Leased vehicle income	2,807	1,090	595
Other income	266	289	186
Total revenue	6,454	4,854	3,344
Costs and expenses
Salaries and benefits	726	614	448
Other operating expenses	567	548	322
Total operating expenses	1,293	1,162	770
Leased vehicle expenses	2,200	847	453
Provision for loan losses	624	604	475
Interest expense	1,616	1,426	721
Acquisition and integration expenses	—	—	42
Total costs and expenses	5,733	4,039	2,461
Equity income (Note 7)	116	—	—
Income before income taxes	837	815	883
Income tax provision (Note 14)	191	278	317
Net income	646	537	566
Other comprehensive income
Defined benefit plans, net	(2)	(14)	3
Foreign currency translation adjustment	(669)	(430)	11
Other comprehensive (loss) income, net	(671)	(444)	14
Comprehensive (loss) income	$(25)	$93	$580
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Common Stock Shares
Balance at the beginning of period	505	502	500
Common stock issued	—	3	2
Balance at the end of period	505	505	502
Common Stock Amount
Balance at the beginning of period	$—	$—	$—
Common stock issued	—	—	—
Balance at the end of period	$—	$—	$—
Additional Paid-in Capital
Balance at the beginning of period	$5,799	$4,785	$3,459
Stock-based compensation expense	35	18	10
Capital contributions from related party	649	996	1,300
Differences between tax payments due under consolidated return and separate return basis	1	—	16
Balance at the end of period	$6,484	$5,799	$4,785
Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of period	$(433)	$11	$(3)
Other comprehensive (loss) income, net	(671)	(444)	14
Balance at the end of period	$(1,104)	$(433)	$11
Retained Earnings
Balance at the beginning of period	$2,026	$1,489	$923
Net income	646	537	566
Balance at the end of period	$2,672	$2,026	$1,489
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$646	$537	$566
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,403	992	545
Accretion and amortization of loan and leasing fees	(609)	(363)	(88)
Amortization of carrying value adjustment	(149)	(234)	(94)
Equity income	(116)	—	—
Provision for loan losses	624	604	475
Deferred income taxes	132	(83)	179
Stock-based compensation expense	36	19	9
Other	(37)	182	(167)
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	(104)	(88)	(127)
Accounts payable and accrued expenses	282	133	195
Taxes payable	(20)	(63)	20
Related party taxes payable	(636)	(7)	84
Related party payables	(13)	5	(39)
Net cash provided by operating activities	2,439	1,634	1,558
Cash flows from investing activities
Purchases of retail finance receivables, net	(17,517)	(14,749)	(9,573)
Principal collections and recoveries on retail finance receivables	11,726	10,860	7,524
Net funding of commercial finance receivables	(1,017)	(1,898)	(1,266)
Purchases of leased vehicles, net	(15,337)	(4,882)	(2,262)
Proceeds from termination of leased vehicles	1,096	533	217
Acquisition of international operations	(1,049)	(46)	(2,615)
Disposition of equity interest	125	—	—
Purchases of property and equipment	(90)	(52)	(16)
Change in restricted cash	(264)	(232)	(267)
Change in other assets	30	(2)	3
Net cash used in investing activities	(22,297)	(10,468)	(8,255)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	1,147	470	—
Borrowings and issuance of secured debt	22,385	21,080	17,378
Payments on secured debt	(15,178)	(16,890)	(13,222)
Borrowings and issuance of unsecured debt	12,977	7,174	5,224
Payments on unsecured debt	(1,709)	(1,889)	(2,699)
Borrowings on related party line of credit	—	—	1,100
Payments on related party line of credit	—	—	(1,100)
Repayment of debt to Ally Financial	—	—	(1,416)
Capital contributions from related party	649	996	1,300
Debt issuance costs	(155)	(127)	(76)
Other	1	—	2
Net cash provided by financing activities	20,117	10,814	6,491
Net increase (decrease) in cash and cash equivalents	259	1,980	(206)
Effect of foreign exchange rate changes on cash and cash equivalents	(172)	(80)	(9)
Cash and cash equivalents at beginning of period	2,974	1,074	1,289
Cash and cash equivalents at end of period	$3,061	$2,974	$1,074
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
History and Operations
We were formed on August 1, 1986, and, since September 1992, have been in the business of providing automotive financing solutions. We have been a wholly-owned subsidiary of GM since October 2010. We acquired Ally Financial's auto finance and financial services operations in Europe and Latin America in 2013. Additionally, on January 2, 2015, we acquired an equity interest in SAIC-GMAC, a joint venture that conducts business in China, from Ally Financial. The results of operations of the acquired entities since the applicable acquisition dates are included in our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.
Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and accounts have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, estimated residual value of leased vehicles, goodwill and income taxes.
Generally, the financial statements of entities that operate outside of the U.S. are measured using the local currency as the functional currency. All assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and the results of operations and cash flows are determined using approximate weighted-average exchange rates for the period. Translation adjustments are related to the foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income/loss. Foreign currency transaction gains or losses are recorded directly to the consolidated statements of income and comprehensive income, regardless of whether such amounts are realized or unrealized. We may enter into foreign currency derivatives to mitigate our exposure to changes in foreign exchange rates. See Note 10 - "Derivative Financial Instruments and Hedging Activities" for further discussion.
Net Presentation of Cash Flows on Commercial Finance Receivables and Related Debt
Our commercial finance receivables are primarily comprised of floorplan financing, which are loans to dealers to finance vehicle inventory, also known as wholesale or inventory financing. In our experience, these loans are typically repaid in less than 90 days of when the credit is extended. Furthermore, we typically have the unilateral ability to call the loans and receive payment within 60 days of the call. Therefore, the presentation of the cash flows related to commercial finance receivables are reflected on the consolidated statements of cash flows as "Net funding of commercial finance receivables."
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
Retail Finance Receivables and the Allowance for Loan Losses
Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans which are carried at amortized cost, net of allowance for loan losses. These loans are divided among pools based on common risk characteristics, such as internal credit score, origination period, delinquent status and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards. The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of their prior credit usage, structure of the loan and other information. The output of the scorecards rank-order consumers from those that are most likely to pay to those that are least likely to pay. By further dividing the portfolio into pools based on internal credit scores we are better able to distinguish expected credit performance for different credit risks. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses inherent in our finance receivables.
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
We believe these factors are relevant in estimating incurred losses and also consider an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our retail loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
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
Commercial Finance Receivables and the Allowance for Loan Losses
Our commercial lending offerings consist of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. For the International Segment, we established the allowance for loan losses based on historical loss experience. Since we began offering commercial lending in the North America Segment in 2012, we have performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Based upon our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.

Charge-off Policy
Our policy is to charge off a retail account in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off. In the North America Segment, we charge off accounts in repossession when the automobile is repossessed and legally available for disposition. In the International Segment, we charge off accounts when the repossession process is started. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the contract, including accrued interest. Accounts in repossession that have been charged off and have been removed from finance receivables and the related repossessed automobiles, aggregating $54 million and $31 million at December 31, 2015 and 2014, are included in other assets on the consolidated balance sheets pending sale and represent a non-cash investing activity.
Commercial finance receivables are individually evaluated and, where collectability of the recorded balance is in doubt, are written down to the fair value of the collateral less costs to sell. Commercial receivables are charged off at the earlier of when they are deemed uncollectible or reach 360 days past due.
Troubled Debt Restructurings
In evaluating whether a loan modification constitutes a TDR, our policy for retail loans is that both of the following must exist: (i) the modification constitutes a concession; and (ii) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to customers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meets the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, we have determined that the second deferment granted by us on a retail loan will be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy that have an interest rate or principal adjustment as part of a confirmed bankruptcy plan would also be considered TDRs. Retail finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of expected cash flows of the receivable discounted at the loan's original effective interest rate.
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
Our servicing fees are not considered significant variable interests in the VIEs; however, because we also retain residual interests in the SPEs, either in the form of debt securities or equity interests, we have an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPEs. Accordingly, we are the primary beneficiary of the VIEs and are required to consolidate them within our consolidated financial statements. Therefore, the finance receivables, leasing related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. See Note 3 - "Finance Receivables," Note 8 - "Debt" and Note 9 - "Variable Interest Entities" for further information.
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
Property and Equipment
As a result of the merger with GM and acquisition of the international operations, our property and equipment was adjusted to an estimated fair market value. Subsequent to the merger with GM, property and equipment additions are carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 30 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.
Leased Vehicles
Leased vehicles consist of automobiles leased to customers and are carried at amortized cost less manufacturer incentives. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment when indicators of impairment exist. When indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.
Goodwill
The excess of the purchase price of the merger with GM over the fair value of the net assets acquired was recorded as goodwill, and was attributed to the North America reporting unit, which was our only reporting unit at that time. With the acquisition of the international operations, we added two additional reporting units: Latin America and Europe. The excess of the purchase price of the acquisition of the international operations over the fair value of the net assets acquired was all attributed to the Latin America reporting unit. We performed our annual goodwill impairment testing as of October 1, 2015 for each reporting unit. No impairment charges were recognized to either the North America or the Latin America reporting unit in the years ended December 31, 2015, 2014 or 2013.
If an indication of impairment exists and the fair value of any reporting unit is less than the carrying amount reflected in the balance sheet, then the amount of goodwill attributed to a reporting unit may be impaired, and we perform a second step of the impairment test. In the second step, we compare the goodwill amount reflected in the balance sheet to the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.
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

The following table reflects certain key estimates and assumptions used in our 2015 impairment testing of the North America reporting unit, which represents 93% of our goodwill balance:

Market approach assumptions
Trailing-twelve months' earnings multiple	11.1x
Forward earnings multiple	12.7x
Weighting applied	25%
Income approach assumptions
Cost of equity	11.2%
Targeted equity-to-earning assets ratio	8.6% declining to 7.5%
Weighting applied	75%
The results of the first step of the impairment test indicated that the fair value exceeded the carrying value; therefore, it was not necessary to perform the second step analysis. If actual market conditions are less favorable than those we and the industry have projected, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
Derivative Financial Instruments
We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.
Our special purpose finance subsidiaries are often contractually required to purchase derivative instruments, which could include interest rate swap agreements and/or interest rate cap agreements which are explained below, as credit enhancement in connection with securitization transactions and credit facilities.
We do not use derivative instruments for trading or speculative purposes.
Interest Rate Swap Agreements. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Cash flows from derivatives used to manage interest rate risk are classified as operating activities. At December 31, 2015, none of our pay-fixed, receive-floating interest rate swap agreements were designated as accounting hedges.
We designate certain receive-fixed, pay-floating interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in interest expense. The change in fair value of the related derivative (excluding accrued interest) is also recorded in interest expense.
Interest Rate Cap Agreements. We often purchase interest rate cap agreements to limit floating rate exposures in our credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. Because the interest rate cap agreements entered into by us or our special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by us are recorded in interest expense.
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

Foreign Currency Swaps. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies. We face exposure to currency exchange rates when the currency of our earning assets differs from the currency of the debt funding those assets. When possible, we fund earning assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps to convert our debt obligations to the local currency of the earning assets.
Fair Value
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
Revenue Recognition
Finance charge income related to retail finance receivables is recognized using the effective interest method. Fees and commissions received and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on non-accrual loans are first applied to any fees due, then to any interest due and, finally, any remaining amounts received are recorded to principal. Interest accrual resumes once an account has received payments bringing the delinquency status to less than 60 days past due.

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
Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. For the years ended December 31, 2015, 2014 and 2013, we received $3.6 billion, $1.2 billion and $451 million in subvention payments from GM, primarily related to lease originations. Amortization of lease subvention was $1.0 billion, $311 million and $159 million for the years ended December 31, 2015, 2014 and 2013. In our International Segment, we provide limited funding to GM for new and used vehicles awaiting delivery to dealers. At December 31, 2015 and 2014, we had intercompany receivables from GM in the amount of $573 million and $384 million under these programs.
At December 31, 2015 and 2014, we had $229 million and $176 million in commercial loans outstanding to dealers that are consolidated by GM. Prior to January 1, 2015 we provided financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. At December 31, 2014, $289 million was outstanding under such arrangements, and is included in commercial finance receivables. No amounts were outstanding under these arrangements at December 31, 2015. At December 31, 2015 and 2014, we had $362 million and $433 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
As discussed in Note 14 - "Income Taxes" we have a tax sharing agreement with GM for our U.S. operations. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2010 through 2014 were deferred for four years from their original due date. During 2014, accrued tax payments of $296 million, related to the 2010 and 2011 tax years, were converted to and treated as capital contributions. As of December 31, 2014, we had related party taxes payable to GM in the amount of $636 million. During 2015, the outstanding balance of $649 million, including an adjustment recorded in 2015 for finalizing the 2014 tax return, was converted to and treated as a capital contribution.
On January 2, 2015, we completed the acquisition of Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was $1.0 billion. Also on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (“SAIC FC”), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions, we own a 35% equity interest in SAIC-GMAC. GM indirectly owns an additional 10% equity interest in SAIC-GMAC. GM contributed $700 million to our equity in December 2014 to facilitate this acquisition.

In September 2014, we and GM entered into a Support Agreement (the “Support Agreement”). Pursuant to the Support Agreement, if our earning assets leverage at the end of any calendar quarter is higher than thresholds set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage to within the appropriate threshold. In determining our earning assets leverage (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. At December 31, 2015, our earning assets leverage ratio was 8.3, which was below the applicable ratio of 9.5.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower of up to $4.0 billion under GM’s corporate revolving credit facilities. GM also agreed to certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with the $1.0 billion GM Junior Subordinated Revolving Credit Facility. There were no advances outstanding under the GM Junior Subordinated Revolving Credit Facility at December 31, 2015.
Recently Adopted Accounting Standards
In 2015 we adopted ASU 2015-02, “Amendments to the Consolidation Analysis” (ASU 2015-02), which is effective for annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. ASU 2015-02 requires us to reassess whether certain entities should be consolidated. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.
In 2015 we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which is effective for annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. ASU 2015-03 requires debt issuance costs associated with non-revolving debt to be presented as a reduction to the debt principal balance, with retrospective application. As a result of our adoption, we reclassified $116 million from other assets to debt for 2014, of which $41 million was reclassified to secured debt and $75 million was reclassified to unsecured debt.
Accounting Standards Not Yet Adopted
In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2017 with early adoption permitted for reporting periods beginning on or after December 15, 2016. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements.
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
On January 2, 2015, we completed the acquisition of Ally Financial's 40% equity interest in SAIC-GMAC. The aggregate purchase price was $1.0 billion. Also on January 2, 2015, we sold a 5% equity interest in SAIC-GMAC to SAIC FC, a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions, we own a 35% equity interest in SAIC-GMAC. We account for our ownership interest in SAIC-GMAC using the equity method of accounting. The difference between the carrying amount of our investment and our share of the underlying net assets of SAIC-GMAC at the time of acquisition was $371 million, which was primarily related to goodwill. We determined the acquisition date fair values of the identifiable assets acquired and liabilities assumed in accordance with ASC 805, "Business Combinations" ("ASC 805").
Income resulting from the equity investment in SAIC-GMAC is included in our results beginning January 2, 2015. Equity income from SAIC-GMAC recorded during 2015 was $116 million. If the acquisition had occurred on January 1, 2014, our unaudited pro forma net income for 2014 would have increased by $107 million to $644 million.

Note 3.	Finance Receivables
Our pre-acquisition and post-acquisition retail finance portfolios are now reported on a combined basis, due to the diminished size of the pre-acquisition portfolio, which was $145 million at December 31, 2015 and $459 million at December 31, 2014.
The finance receivables portfolio consists of the following (in millions):

	December 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Retail
Retail finance receivables, collectively evaluated for impairment, net of fees(a)	$16,536	$10,976	$27,512	$12,127	$12,262	$24,389
Retail finance receivables, individually evaluated for impairment, net of fees	1,612	—	1,612	1,234	—	1,234
Total retail finance receivables(b)	18,148	10,976	29,124	13,361	12,262	25,623
Less: allowance for loan losses - collective	(398)	(117)	(515)	(405)	(78)	(483)
Less: allowance for loan losses - specific	(220)		(220)	(172)	—	(172)
Total retail finance receivables, net	17,530	10,859	28,389	12,784	12,184	24,968
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	4,043	4,314	8,357	3,180	4,803	7,983
Commercial finance receivables, individually evaluated for impairment, net of fees	8	74	82	—	89	89
Total commercial finance receivables	4,051	4,388	8,439	3,180	4,892	8,072
Less: allowance for loan losses - collective	(23)	(15)	(38)	(21)	(14)	(35)
Less: allowance for loan losses - specific	—	(9)	(9)	—	(5)	(5)
Total commercial finance receivables, net	4,028	4,364	8,392	3,159	4,873	8,032
Total finance receivables, net	$21,558	$15,223	$36,781	$15,943	$17,057	$33,000
________________

(a)	Amounts reported in the International Segment include $1.1 billion and $1.0 billion of direct-financing leases at December 31, 2015 and 2014.

(b)	Net of unamortized premiums and discounts, and deferred fees and costs of $179 million and $245 million at December 31, 2015 and 2014.

Retail Finance Receivables

Following is a summary of activity in our retail finance receivables portfolio (in millions):

	Years ended December 31,
	2015			2014			2013
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$13,361	$12,262	$25,623	$11,388	$11,742	$23,130	$10,789	$—	$10,789
Acquisition	—	—	—	—	—	—	—	10,310	10,310
Purchases	10,931	6,606	17,537	6,808	8,277	15,085	5,126	4,471	9,597
Principal collections and other	(5,272)	(5,696)	(10,968)	(4,054)	(6,180)	(10,234)	(3,943)	(3,086)	(7,029)
Charge-offs	(859)	(137)	(996)	(776)	(138)	(914)	(584)	(54)	(638)
Foreign currency translation	(13)	(2,059)	(2,072)	(5)	(1,439)	(1,444)	—	101	101
Ending balance	$18,148	$10,976	$29,124	$13,361	$12,262	$25,623	$11,388	$11,742	$23,130
A summary of the activity in the allowance for retail loan losses is as follows (in millions):

	Years ended December 31,
	2015			2014			2013
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$577	$78	$655	$468	$29	$497	$345	$—	$345
Provision for loan losses	461	151	612	468	145	613	380	52	432
Charge-offs	(859)	(137)	(996)	(776)	(138)	(914)	(584)	(54)	(638)
Recoveries	439	47	486	417	53	470	327	29	356
Foreign currency translation	—	(22)	(22)	—	(11)	(11)	—	2	2
Ending balance	$618	$117	$735	$577	$78	$655	$468	$29	$497

Retail Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. At the time of loan origination, substantially all of our international customers have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we are expanding our prime lending programs. A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables in the North America Segment is as follows (dollars in millions):

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$4,418	24.4%	$596	4.4%
Near-prime - FICO Score 620 to 679	2,890	15.9%	1,691	12.7%
Sub-prime - FICO Score less than 620	10,840	59.7%	11,074	82.9%
Balance at end of period	$18,148	100.0%	$13,361	100.0%
In addition, we review the credit quality of all of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following is a summary of the contractual amounts of retail finance receivables, which is not significantly different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	December 31, 2015				December 31, 2014
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$1,150	$87	$1,237	4.2%	$994	$89	$1,083	4.2%
Greater than 60 days	389	92	481	1.6	328	104	432	1.7
	1,539	179	1,718	5.8	1,322	193	1,515	5.9
In repossession	42	4	46	0.2	36	4	40	0.2
	$1,581	$183	$1,764	6.0%	$1,358	$197	$1,555	6.1%
The accrual of finance charge income had been suspended on $778 million and $682 million of retail finance receivables (based on contractual amount due) at December 31, 2015 and December 31, 2014.
Impaired Retail Finance Receivables - TDRs
Retail finance receivables that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer; therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in the U.S. in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.
At December 31, 2015 and 2014, the outstanding balance of retail finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.

The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	December 31, 2015	December 31, 2014
Outstanding recorded investment	$1,612	$1,234
Less: allowance for loan losses	(220)	(172)
Outstanding recorded investment, net of allowance	$1,392	$1,062
Unpaid principal balance	$1,642	$1,255
Additional information about loans classified as TDRs is presented below (in millions, except for number of loans):

	Years Ended December 31,
	2015	2014	2013
Average outstanding recorded investment	$1,455	$996	$487
Finance income recognized	$164	$123	$70
Number of loans classified as TDRs during the period	58,012	49,490	38,196
Recorded investment of loans classified as TDRs during the period	$982	$794	$643
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" for additional information). The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR were $20 million, $25 million and $22 million for the years ended December 31, 2015, 2014 and 2013.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Years ended December 31,
	2015			2014			2013
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$3,180	$4,892	$8,072	$1,975	$4,725	$6,700	$560	$—	$560
Acquisition	—	—	—	—	—	—	—	4,834	4,834
Net funding (collections)	933	51	984	1,228	661	1,889	1,424	(246)	1,178
Charge-offs	(2)	(1)	(3)	—	—	—	(2)	(3)	(5)
Foreign currency translation	(60)	(554)	(614)	(23)	(494)	(517)	(7)	140	133
Ending balance	$4,051	$4,388	$8,439	$3,180	$4,892	$8,072	$1,975	$4,725	$6,700

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
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			December 31, 2015	December 31, 2014
Group I	-	Dealers with superior financial metrics	$1,299	$1,062
Group II	-	Dealers with strong financial metrics	2,648	2,090
Group III	-	Dealers with fair financial metrics	2,703	2,856
Group IV	-	Dealers with weak financial metrics	1,100	1,250
Group V	-	Dealers warranting special mention due to potential weaknesses	505	559
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	184	255
Balance at end of period			$8,439	$8,072
At December 31, 2015 and 2014, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the years ended December 31, 2015, 2014 and 2013.

Note 4.	Leased Vehicles
Our operating lease program is offered primarily in the North America Segment. The following information regarding our leased vehicles is presented on a consolidated basis (in millions):

	December 31, 2015	December 31, 2014
Leased vehicles	$27,587	$9,747
Manufacturer incentives	(4,582)	(1,479)
	23,005	8,268
Less: accumulated depreciation	(2,833)	(1,208)
Leased vehicles, net	$20,172	$7,060
A summary of the changes in our leased vehicles is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$8,268	$4,025	$1,976
International operations acquisition	—	—	5
Leased vehicles purchased	20,199	6,169	2,830
Leased vehicles returned - end of term	(1,785)	(878)	(343)
Leased vehicles returned - default	(120)	(58)	(28)
Manufacturer incentives	(3,169)	(844)	(360)
Foreign currency translation	(388)	(146)	(55)
Balance at end of period	$23,005	$8,268	$4,025
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ended December 31,
	2016	2017	2018	2019	2020	Total
Minimum rental payments under operating leases	$3,359	$2,830	$1,494	$169	$4	$7,856

Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	December 31, 2015	December 31, 2014
Revolving credit facilities	$345	$326
Securitization notes payable	1,531	1,395
Other	65	350
Total restricted cash	$1,941	$2,071
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
At December 31, 2014, other restricted cash was primarily comprised of interest-bearing cash in Brazil held in escrow pending resolution of tax and civil litigation. At December 31, 2015, these amounts are classified as deposits and are included in other assets on the condensed consolidated balance sheet.

Note 6.	Goodwill
We performed goodwill impairment testing as of October 1, 2015, in accordance with the policy described in Note 1 - "Summary of Significant Accounting Policies - Goodwill." The impairment testing indicated no impairment in any reporting unit.
The following table summarizes the changes in the carrying amounts of goodwill by segment (in millions):

	Years Ended December 31,
	2015			2014			2013
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,106	$138	$1,244	$1,108	$132	$1,240	$1,108	$—	$1,108
Acquisition	—	—	—	—	6	6	—	132	132
Foreign currency translation	(1)	(54)	(55)	(2)	—	(2)	—	—	—
Ending balance	$1,105	$84	$1,189	$1,106	$138	$1,244	$1,108	$132	$1,240

Note 7.	Equity in Net Assets of Non-consolidated Affiliates
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
The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income. At December 31, 2015, we had undistributed earnings of $121 million related to SAIC-GMAC.
The following tables present summarized financial data of SAIC-GMAC(a) (in millions):

Summarized Balance Sheet Data	December 31, 2015
Finance receivables, net	$9,617
Total assets	$9,802
Debt	$5,789
Total liabilities	$7,973

Summarized Operating Data	Year Ended December 31, 2015
Finance charge income	$971
Provision for loan losses	$45
Interest expense	$338
Income before income taxes	$463
Net income	$347
 _________________

(a)	This data represents that of the entire entity and not our 35% proportionate share.

Note 8.	Debt
Debt consists of the following (in millions):

	December 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Secured debt
Revolving credit facilities	$3,246	$4,302	$7,548	$1,701	$5,327	$7,028
Securitization notes payable	19,905	3,236	23,141	13,721	4,424	18,145
Total secured debt	$23,151	$7,538	$30,689	$15,422	$9,751	$25,173

Unsecured debt
Senior notes	$17,731	$1,242	$18,973	$7,777	$598	$8,375
Credit facilities	—	2,759	2,759	—	2,974	2,974
Retail customer deposits	—	1,260	1,260	—	—	—
Other unsecured debt	—	665	665	—	793	793
Total unsecured debt	$17,731	$5,926	$23,657	$7,777	$4,365	$12,142
Secured Debt
Most of the secured debt was issued by variable interest entities, as further discussed in Note 9 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and leasing related assets.
Interest rates on the secured debt in the North America Segment are primarily fixed, with a weighted average of 1.63% at December 31, 2015. Interest rates on the secured debt in the International Segment are primarily floating, with a weighted average of 3.10% at December 31, 2015. Issuance costs on the secured debt of $76 million as of December 31, 2015 and $60 million as of December 31, 2014 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to six years. During 2015, we entered into new credit facilities or renewed credit facilities with a total additional net borrowing capacity of $5.2 billion.
Securitization notes payable at December 31, 2015 are due beginning in 2016 through 2023. In the year ended December 31, 2015 we issued securitization notes payable of $14.3 billion with a weighted-average interest rate of 1.5%.
Unsecured Debt
Senior Notes
At December 31, 2015, we had $19.1 billion par value outstanding in senior notes that mature from 2016 through 2025 and have a weighted average interest rate of 3.37%. Issuance costs on senior notes of $107 million as of December 31, 2015 and $75 million as of December 31, 2014 are amortized to interest expense over the term of the notes.
Our top-tier holding company has $17.2 billion par value outstanding in senior notes which may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices set forth in the indentures that govern the senior notes, plus accrued and unpaid interest, to the redemption date. All of our senior notes are guaranteed solely by AmeriCredit Financial

Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of our senior notes. See Note 21 - "Guarantor Consolidating Financial Statements" for further discussion.
During 2015, our top-tier holding company issued $9.7 billion in senior notes comprised of $8.9 billion of fixed rate notes with a weighted average coupon of 3.38% and $800 million in floating rate notes. These notes mature beginning in April 2018 through July 2025. All of these notes are guaranteed by AFSI.
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
Credit Facilities and Other Unsecured Debt
The International Segment utilizes unsecured credit facilities with banks as well as non-bank instruments as funding sources. During 2015, we increased net borrowing capacity on unsecured committed credit facilities by $334 million.
The terms of advances under our unsecured credit facilities are determined and agreed to by us and the lender on the borrowing date for each advance and can have maturities up to five years. The weighted average interest rate on credit facilities and other unsecured debt was 8.72% at December 31, 2015.
Retail Customer Deposits
During 2015, we began accepting deposits from retail banking customers in Germany. Following is summarized information for our deposits at December 31, 2015 (dollars in millions):

	Outstanding Balance	Weighted Average Interest Rate
Overnight deposits	$555	1.00%
Term deposits -12 months	337	1.32%
Term deposits - 24 months	123	1.44%
Term deposits - 36 months	245	1.65%
Total deposits	$1,260	1.25%
Contractual Debt Obligations
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Secured debt	$14,450	$9,168	$5,688	$1,120	$317	$—	$30,743
Unsecured debt	4,343	3,654	3,459	3,165	4,110	5,050	23,781
Interest	1,275	1,008	588	397	267	483	4,018
	$20,068	$13,830	$9,735	$4,682	$4,694	$5,533	$58,542
Compliance with Debt Covenants
Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Some of our secured and unsecured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interest against collateral pledge under these agreements or restrict our ability to obtain additional borrowings. At December 31, 2015, we were in compliance with these debt covenants.

Note 9.	Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities related to our consolidated VIEs (in millions):

	December 31,
	2015	2014
Restricted cash	$1,876	$1,721
Finance receivables, net	$24,942	$23,109
Lease related assets	$11,684	$4,595
Secured debt	$29,386	$22,794
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
The following table summarizes the assets and liabilities of these entities (in millions):

	December 31, 2015	December 31, 2014
Assets(a)	$3,652	$3,696
Liabilities(b)	$2,941	$3,184
_________________

(a)	Comprised primarily of finance receivables of $3.2 billion and $3.6 billion at December 31, 2015 and 2014.

(b)	Comprised primarily of debt of $2.6 billion and $2.5 billion at December 31, 2015 and 2014.
The following table summarizes the revenue and net income of these entities (in millions):

	Year Ended December 31,
	2015	2014
Total revenue	$191	$192
Net income	$29	$28
Transfers of finance receivables to non-VIEs
Under certain debt agreements, we transfer finance receivables to entities which are not considered VIEs. These transfers do not meet the criteria to be considered sales; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs.  Any collections received on the transferred receivables are available only for the repayment of the related debt.  At December 31, 2015 and 2014, $1.5 billion and $2.5 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $1.4 billion and $2.4 billion in secured debt was outstanding.

Note 10.	Derivative Financial Instruments and Hedging Activities
Derivative financial instruments consist of the following (in millions):

	December 31, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Fair value hedges
Liabilities
Interest rate swaps(a)(d)	$1,000	$6	$—	$—
Derivatives not designated as hedges
Assets
Interest rate swaps(b)	4,122	8	1,652	6
Interest rate caps(a)	6,327	19	2,123	6
Foreign currency swaps(a)	1,460	48	1,594	4
Total assets(c)	$11,909	$75	$5,369	$16
Liabilities
Interest rate swaps(b)	$8,041	$24	$5,627	$39
Interest rate caps(a)	5,892	19	1,804	6
Foreign currency swaps(a)	—	—	1,044	1
Total liabilities(d)	$13,933	$43	$8,475	$46
 _________________

(a)	The fair value is based on observable market inputs, and are classified as level 2.

(b)	The fair value is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates, and classified as level 3.

(c)	Included in other assets on the consolidated balance sheets.

(d)	Included in other liabilities on the consolidated balance sheets.
The following table presents information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in millions):

	Income (Losses) Recognized In Income
	Years Ended December 31,
	2015	2014	2013
Fair value hedges
Interest rate contracts
Net interest accruals	$1	$—	$—
Ineffectiveness(a)	—	—	—
Derivatives not designated as hedges
Interest rate contracts(b)	(15)	(51)	(1)
Foreign currency derivatives(c)	42	163	(118)
	$27	$112	$(119)

(a)
Hedge ineffectiveness reflects the net change in the fair value of interest rate contracts of $6.0 million offset by the change in fair value of hedged debt attributable to the hedged risk of $5.6 million.

(b)	Recognized in earnings as interest expense.

(c)	Activity is substantially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.
The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the years ended December 31, 2015, 2014 and 2013.

Note 11.	Commitments and Contingencies
Leases
We lease space for our operating facilities and administrative offices under leases with terms up to 10 years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents.
A summary of lease expense is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Lease expense	$28	$28	$21
Operating lease commitments are as follows (in millions):

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease commitments	$19	$19	$16	$14	$11	$38	$117
Concentrations of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and retail finance receivables. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to our derivative financial instruments are various major financial institutions.
Retail finance receivables in the North America Segment represent contracts with customers residing throughout the U.S. and Canada, with borrowers located in Texas accounting for 16.2% of the portfolio as of December 31, 2015. No other state accounted for more than 10% of retail finance receivables. Retail finance receivables in the International Segment represent contracts with customers residing throughout Europe and Latin America. Borrowers located in the U.K., Brazil, Germany and Mexico accounted for 28.6%, 21.4%, 20.6%, and 12.5% of the international retail finance receivables as of December 31, 2015. No other country accounted for more than 10% of retail finance receivables.
At December 31, 2015, substantially all of our commercial finance receivables represent loans to GM-franchised dealerships and their affiliates.
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At December 31, 2015 and 2014, the par value of our senior notes was $19.1 billion and $8.4 billion. See Note 21 - "Guarantor Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a retail finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At December 31, 2015, we estimated our reasonably possible legal exposure for unfavorable outcomes of up to $101 million, and have accrued $43 million.
Other Administrative Tax Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.

In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $50 million.
Note 12.     Parent Company Stock-Based Compensation
GM provides certain stock-based compensation plans for employees and key executive officers.
Long-Term Incentive Plan
GM grants to certain employees Restricted Stock Units (“RSUs”), Performance-based Share Units (“PSUs”) and stock options. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans, such as retirement, death or disability. GM's policy is to issue new shares upon settlement of RSUs.
The following table summarizes the awards granted (units in thousands):

	Year Ended December 31,
	2015	2014	2013
RSUs	317	431	700
PSUs	366	326	—
Stock options	786	—	—
The RSUs awarded either cliff vest or ratably vest over a three-year service period, as defined in the terms for each award. Vesting and subsequent settlement will generally occur based on employment at the end of each specified service period.
The ultimate number of PSUs earned will be determined at the end of the specified performance period, which is three years, based on performance criteria determined by the Executive Compensation Committee of the GM Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. PSU awards generally vest and settle at the end of a three-year period.
Stock options were granted to senior leaders to maintain the leadership consistency needed to achieve our and GM's short-term and long-term goals. Each recipient was required to accept non-compete and non-solicitation covenants. These stock options have a vesting feature whereby two-fifths of the award is exercisable approximately nineteen months after the date of grant and the remainder vest ratably over the next three years based on the performance of GM’s stock relative to that of a specified peer group. The stock options expire ten years from the grant date.
Salary Stock Plan
In the year ended December 31, 2013 a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. In June 2013 the plan was amended to provide for cash or share settlement of awards based on election by the participant. The liability for these awards continues to be remeasured to fair value at the end of each reporting period.

RSUs, PSUs and Stock Options
The following table summarizes information about RSU, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (units in thousands):

	Year Ended December 31, 2015
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Units outstanding at January 1, 2015	1,409	$32.75	1.5
Granted	1,469	$34.27
Forfeited or expired	(17)	$36.04
Settled	(559)	$28.99
Units outstanding at December 31, 2015	2,302	$34.61	1.3
Units unvested and expected to vest at December 31, 2015	1,464	$35.40	1.4
Units vested and payable at December 31, 2015	778	$33.05
Units granted in the year ended December 31, 2014		$35.96
Units granted in the year ended December 31, 2013		$33.58
The following table summarizes compensation expense recorded for stock-based incentive plans (in millions):

	Years Ended December 31,
	2015	2014	2013
Compensation expense	$36	$19	$21
Income tax benefit	13	8	8
Compensation expense, net of tax	$23	$11	$13
At December 31, 2015 and 2014, total unrecognized compensation expense for nonvested equity awards granted was $53 million and $31 million. This expense is expected to be recorded over a weighted-average period of 1.4 years. The total fair value of RSUs and PSUs vested in the years ended December 31, 2015, 2014, and 2013 was $13 million, $9 million and $9 million for each year.
In the years ended December 31, 2015, 2014, and 2013, total payments for 254,000, 359,000 and 317,000 RSUs settled in cash under stock incentive plans were $9 million, $13 million and $10 million.

Note 13.	Employee Benefit Plans
We have defined contribution retirement plans covering substantially all employees in the North America Segment as well as in Brazil and the U.K. We recognized $17 million, $12 million and $8 million in compensation expense for 2015, 2014 and 2013 related to these plans. Contributions to the plans were made in cash.
Certain employees in the International Segment are eligible to participate in plans that provide for pension payments upon retirement based on factors such as length of service and salary. The associated liability was $109 million and $115 million at December 31, 2015 and 2014. We recognized $6 million, $6 million and $5 million in net periodic pension expense in 2015, 2014 and 2013.

Note 14.	Income Taxes
The following table summarizes income before income taxes and equity income (in millions):

	Years Ended December 31,
	2015	2014	2013
U.S. income	$362	$481	$637
Non-U.S. income	359	334	246
Income before income taxes and equity income	$721	$815	$883

Income Tax Expense
The following table summarizes income tax expense (in millions):

	Years Ended December 31,
	2015	2014	2013
Current income tax expense
U.S. federal	$13	$284	$67
U.S. state and local	(5)	14	5
Non-U.S.	51	63	66
Total current	59	361	138
Deferred income tax expense
U.S. federal	95	(87)	176
U.S. state and local	6	(5)	7
Non-U.S.	31	9	(4)
Total deferred	132	(83)	179
Total income tax provision	$191	$278	$317
Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $21 million and $26 million at December 31, 2015 and 2014. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
The following table summarizes a reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory income tax rate:

	Years Ended December 31,
	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at other than 35%	(3.2)	(2.2)	(1.7)
State and local income taxes	0.9	1.2	1.1
U.S. tax on non-U.S. earnings	(3.2)	7.2	(1.7)
Valuation allowance	7.1	(4.9)	3.4
Tax credits and incentives	(6.6)	(0.8)	—
Other	(3.5)	(1.5)	(0.2)
Effective tax rate	26.5%	34.0%	35.9%
Deferred Income Tax Assets and Liabilities
Deferred income tax assets and liabilities at December 31, 2015 and 2014 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in millions):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforward - U.S.(a)	$409	$6
Net operating loss carryforward - Non-U.S.(b)	189	199
Market value difference of loan portfolio	166	349
Accruals	107	157
Tax Credits(c)	131	2
Other	113	147
Total deferred tax assets before valuation allowance	1,115	860
Less: valuation allowance	(104)	(57)
Total deferred tax assets	1,011	803
Deferred tax liabilities:
Depreciable assets	645	300
Intangible assets	34	35
Accrued commissions	27	41
Deferred acquisition costs/revenue	116	50
Tax on unremitted earnings of non-U.S. entities	47	—
Other	40	56
Total deferred tax liabilities	909	482
Net deferred tax asset	$102	$321
_________________

(a)	Includes tax-effected operating losses of $409 million expiring through 2036 at December 31, 2015.

(b)	Includes tax-effected operating losses of $84 million expiring through 2032 and $105 million that may be carried forward indefinitely at December 31, 2015.

(c)	Includes tax credits of $131 million expiring through 2036 at December 31, 2015.
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. As of December 31, 2015, we have $50 million in valuation allowances against deferred tax assets in non-U.S. jurisdictions and $54 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The increase in our valuation allowance is primarily related to a change in our assessment of the realization of certain U.S. tax credits.
Uncertain Tax Positions
The following table summarizes activity of unrecognized tax benefits (in millions):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$95	$130	$53
International operations acquired amounts	—	—	71
Additions to prior years' tax positions	—	1	—
Reductions to prior years' tax positions	(7)	(12)	(1)
Additions to current year tax positions	1	7	12
Reductions in tax positions due to lapse of statutory limitations	(16)	(6)	(3)
Settlements	(2)	(20)	(1)
Foreign currency translation	(10)	(5)	(1)
Ending balance	$61	$95	$130

At December 31, 2015, 2014 and 2013, there were $35 million, $71 million and $104 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within the related tax liability line on the consolidated balance sheets.
During 2014 and 2013, we recorded income tax related interest expense (benefit) and penalties of $(12) million and $(7) million. The amount recorded in 2015 was insignificant. At December 31, 2015 and 2014 we had liabilities of $75 million and $125 million for income tax-related interest and penalties.
At December 31, 2015, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by as much as $20 million in the next twelve months due to settlements or the expiration of statutes of limitations.
Periodically we make deposits to taxing jurisdictions which reduce our unrecognized tax benefit balance, but are not reflected in the reconciliation above. The amount of deposits that reduce our unrecognized tax benefit liability in the consolidated balance sheets was $12 million at December 31, 2015 and $22 million at December 31, 2014.
Other Matters
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2010 through 2014 were deferred for four years from their original due date. During 2014, accrued tax payments of $296 million related to the 2010 and 2011 tax years were converted to and treated as capital contributions. At December 31, 2014, we had related party taxes payable to GM in the amount of $636 million. During 2015, the outstanding balance was converted to and treated as a capital contribution.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2008 to 2015 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.

Note 15.	Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Interest costs (none capitalized)	$1,295	$1,120	$760
Income taxes	$84	$127	$39
Non-cash investing items consist of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Subvention receivable from GM	$383	$189	$82
Commercial loan funding payable to GM	$351	$427	$362

Note 16.	Fair Values of Financial Instruments
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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

		December 31, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents(a)	1	$3,061	$3,061	$2,974	$2,974
Retail finance receivables, net	3	$28,390	$28,545	$24,968	$25,541
Commercial finance receivables, net(b)	2	$8,392	$8,392	$8,032	$8,032
Restricted cash(a)	1	$1,941	$1,941	$2,071	$2,071
Financial liabilities
Secured debt
North America(c)	2	$23,151	$23,182	$15,454	$15,497
International(d)	2	$3,122	$3,125	$5,690	$5,694
International(e)	3	$4,416	$4,364	$4,070	$4,037
Unsecured debt
North America(f)	2	$17,731	$17,792	$7,846	$8,092
International(g)	2	$4,605	$4,617	$3,496	$3,507
International(e)	3	$1,321	$1,317	$875	$880
_________________

(a)	Cash and cash equivalents bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

(b)	The fair value commercial finance receivables is assumed to be carrying value, as the receivables generally have variable interest rates and maturities of one year or less.

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

(d)	The fair value is assumed to be par value, as the debt has terms of one year or less, or has been priced within the last six months.

(e)	The fair value is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(f)	The fair value is based on quoted market prices of identical instruments in thinly-traded markets.

(g)
The fair value of senior notes is based on quoted market prices of identical instruments in thinly-traded markets. The fair value of other unsecured debt is assumed to be par value, as the debt has terms of one year or less.

The fair value of our retail finance receivables is based on observable and unobservable inputs within a discounted cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. For the North America Segment, the series of cash flows is calculated and discounted using a weighted-average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile. For the International Segment, the series of cash flows is calculated and discounted using current interest rates. Macroeconomic factors could affect the credit performance of our portfolio and therefore could potentially impact the assumptions used in our cash flow model.

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
All inter-segment balances and transactions have been eliminated. Key operating data for our operating segments were as follows (in millions):

	Year Ended December 31, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$4,777	$1,677	$13	$(13)	$6,454
Operating expenses, including leased vehicle expenses	2,925	568	—	—	3,493
Provision for loan losses	466	158	—	—	624
Interest expense	833	722	74	(13)	1,616
Equity income	—	116	—	—	116
Income (loss) before income taxes	$553	$345	$(61)	$—	$837

	Year Ended December 31, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,909	$1,945	$56	$(56)	$4,854
Operating expenses, including leased vehicle expenses	1,385	624	—	—	2,009
Provision for loan losses	472	132	—	—	604
Interest expense	459	954	69	(56)	1,426
Income (loss) before income taxes	$593	$235	$(13)	$—	$815

	Year Ended December 31, 2013
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,376	$968	$43	$(43)	$3,344
Operating expenses, including leased vehicle expenses	893	330	—	—	1,223
Provision for loan losses	393	82	—	—	475
Interest expense	360	362	42	(43)	721
Acquisition and integration expenses	—	42	—	—	42
Income before income taxes	$730	$152	$1	$—	$883

	December 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Finance receivables, net	$21,558	$15,223	$36,781	$15,943	$17,057	$33,000
Leased vehicles, net	$20,086	$86	$20,172	$7,029	$31	$7,060
Total assets	$47,419	$18,485	$65,904	$27,586	$20,022	$47,608

Geographic Information
The following table summarizes information concerning principal geographic areas (in millions):

	At and For the Years Ended December 31,
	2015		2014		2013
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$4,324	$18,501	$2,552	$5,477	$2,185	$2,472
Canada	453	1,731	357	1,635	204	965
Brazil	757	3	964	4	234	4
Other countries(b)	920	156	981	116	721	74
Total consolidated	$6,454	$20,391	$4,854	$7,232	$3,344	$3,515
_________________

(a)	Long-lived assets includes $20.2 billion, $7.1 billion and $3.4 billion of vehicles on operating leases at December 2015, 2014 and 2013.

(b)	No individual country represents more than 10% of our total revenue or long-lived assets.

Note 18.	Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Defined benefit plans, net
Balance at beginning of period	$(11)	$3	$—
Unrealized (loss) gain on subsidiary pension, net of tax	(2)	(14)	3
Balance at end of period	(13)	(11)	3
Foreign currency translation adjustment
Balance at beginning of period	(422)	8	(3)
Translation (loss) gain	(669)	(430)	11
Balance at end of period	(1,091)	(422)	8
Total accumulated other comprehensive (loss) income	$(1,104)	$(433)	$11

Note 19.	Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. The following table lists the most recently reported minimum statutory capital requirements and the actual statutory capital for our significant regulated international banks:

Country	Minimum Capital Requirement	Actual Capital
Germany	8.0%	18.1%
Brazil	11.0%	13.4%
Total assets of our regulated international banks and finance companies were approximately $11.1 billion and $11.4 billion at December 31, 2015 and 2014.

Note 20.	Quarterly Financial Data (unaudited)
The following tables summarize supplementary quarterly financial information (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total revenue	$1,354	$1,515	$1,707	$1,878
Income before income taxes	$214	$225	$231	$167
Net income	$150	$186	$179	$131

Year Ended December 31, 2014
Total revenue	$1,097	$1,191	$1,261	$1,305
Income before income taxes	$222	$265	$208	$120
Net income	$145	$175	$158	$59

Note 21.	Guarantor Consolidating Financial Statements
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
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.
We determined that a revision was required to correct the classification of certain intercompany amounts between General Motors Financial Company Inc. and Guarantor and Non-Guarantor Subsidiaries that were previously being presented net within the change in the due from/due to affiliates line item in the consolidating balance sheet in the financing activities section of the consolidating statements of cash flows for the years ended December 31, 2014 and 2013. As a result, correcting adjustments have been made from what was previously reported to (1) reclassify $3.1 billion and $1.5 billion of the net change in the due from affiliates for General Motors Financial Company, Inc. within the consolidating statements of cash flows to the investing activities section for 2014 and 2013, respectively; (2) reclassify $443 million and $159 million of the net change in the due from affiliates for the Guarantor within the consolidating statements of cash flows to the investing activities section for 2014 and 2013, respectively; (3) reclassify $400 million of the net change of the due to affiliates for the Non-Guarantor subsidiaries within the consolidated statement of cash flow to the investing activities section for 2014; and (4) report a $2.0 billion due from affiliates for the Guarantor within the consolidating balance sheet at December 31, 2014 that was previously presented net within the due to affiliates line. In addition, reclassifications have been made solely within the investing activities section of the consolidating statements of cash flows to separately present cash flow activities related to repurchases by the Guarantor of receivables that had previously been transferred to Non-Guarantor Subsidiaries of $1.4 billion and $1.0 billion for 2014 and 2013, respectively. These adjustments had no effect on the consolidated financial statements at or for the years ended December 31, 2014 or 2013.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2015
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,259	$802	$—	$3,061
Finance receivables, net	—	4,808	31,973	—	36,781
Leased vehicles, net	—	—	20,172	—	20,172
Restricted cash	—	60	1,881	—	1,941
Goodwill	1,095	—	94	—	1,189
Equity in net assets of non-consolidated affiliates	—	—	986	—	986
Property and equipment, net	—	41	178	—	219
Deferred income taxes	212	—	179	(160)	231
Related party receivables	—	27	546	—	573
Other assets	32	32	687	—	751
Due from affiliates	15,573	7,556	—	(23,129)	—
Investment in affiliates	8,476	6,425	—	(14,901)	—
Total assets	$25,388	$21,208	$57,498	$(38,190)	$65,904
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$30,689	$—	$30,689
Unsecured debt	17,087	—	6,570	—	23,657
Accounts payable and accrued expenses	181	717	320	—	1,218
Deferred income	—	—	1,454	—	1,454
Deferred income taxes	—	289	—	(160)	129
Related party payable	—	—	362	—	362
Other liabilities	68	34	241	—	343
Due to affiliates	—	15,495	7,634	(23,129)	—
Total liabilities	17,336	16,535	47,270	(23,289)	57,852
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,484	79	6,490	(6,569)	6,484
Accumulated other comprehensive loss	(1,104)	(175)	(1,095)	1,270	(1,104)
Retained earnings	2,672	4,769	4,135	(8,904)	2,672
Total shareholder's equity	8,052	4,673	10,228	(14,901)	8,052
Total liabilities and shareholder's equity	$25,388	$21,208	$57,498	$(38,190)	$65,904

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2014
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,266	$708	$—	$2,974
Finance receivables, net	—	2,401	30,599	—	33,000
Leased vehicles, net	—	—	7,060	—	7,060
Restricted cash	—	17	2,054	—	2,071
Goodwill	1,095	—	149	—	1,244
Property and equipment, net	—	23	149	—	172
Deferred income taxes	28	—	601	(288)	341
Related party receivables	—	11	373	—	384
Other assets	29	18	315	—	362
Due from affiliates	6,787	1,965	400	(9,152)	—
Investment in affiliates	7,684	4,059	—	(11,743)	—
Total assets	$15,623	$10,760	$42,408	$(21,183)	$47,608
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$25,173	$—	$25,173
Unsecured debt	7,435	—	4,707	—	12,142
Accounts payable and accrued expenses	78	156	768	—	1,002
Deferred income	—	—	392	—	392
Deferred income taxes	—	288	20	(288)	20
Related party taxes payable	636	—	—	—	636
Related party payable	—	—	433	—	433
Other liabilities	82	12	324	—	418
Due to affiliates	—	6,129	3,023	(9,152)	—
Total liabilities	8,231	6,585	34,840	(9,440)	40,216
Shareholder's equity
Common stock	—	—	690	(690)	—
Additional paid-in capital	5,799	79	4,064	(4,143)	5,799
Accumulated other comprehensive loss	(433)	(64)	(410)	474	(433)
Retained earnings	2,026	4,160	3,224	(7,384)	2,026
Total shareholder's equity	7,392	4,175	7,568	(11,743)	7,392
Total liabilities and shareholder's equity	$15,623	$10,760	$42,408	$(21,183)	$47,608

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2015
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$403	$2,978	$—	$3,381
Leased vehicle income	—	—	2,807	—	2,807
Other income	13	505	139	(391)	266
Total revenue	13	908	5,924	(391)	6,454
Costs and expenses
Salaries and benefits	—	332	394	—	726
Other operating expenses	64	105	649	(251)	567
Total operating expenses	64	437	1,043	(251)	1,293
Leased vehicle expenses	—	—	2,200	—	2,200
Provision for loan losses	—	398	226	—	624
Interest expense	488	18	1,250	(140)	1,616
Total costs and expenses	552	853	4,719	(391)	5,733
Equity income	941	579	116	(1,520)	116
Income before income taxes	402	634	1,321	(1,520)	837
Income tax (benefit) provision	(244)	25	410	—	191
Net income	$646	$609	$911	$(1,520)	$646

Comprehensive (loss) income	$(25)	$498	$225	$(723)	$(25)

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2014
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$194	$3,281	$—	$3,475
Leased vehicle income	—	—	1,090	—	1,090
Other income	68	432	178	(389)	289
Total revenue	68	626	4,549	(389)	4,854
Costs and expenses
Salaries and benefits	—	249	365	—	614
Other operating expenses	159	(17)	657	(251)	548
Total operating expenses	159	232	1,022	(251)	1,162
Leased vehicle expenses	—	—	847	—	847
Provision for loan losses	—	334	270	—	604
Interest expense	232	23	1,309	(138)	1,426
Total costs and expenses	391	589	3,448	(389)	4,039
Equity income	757	523	—	(1,280)	—
Income before income taxes	434	560	1,101	(1,280)	815
Income tax (benefit) provision	(103)	12	369	—	278
Net income	$537	$548	$732	$(1,280)	$537

Comprehensive income	$93	$491	$298	$(789)	$93

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$140	$2,423	$—	$2,563
Leased vehicle income	—	—	595	—	595
Other income	56	433	105	(408)	186
Total revenue	56	573	3,123	(408)	3,344
Costs and expenses
Salaries and benefits	—	216	232	—	448
Other operating expenses	(100)	228	441	(247)	322
Total operating expenses	(100)	444	673	(247)	770
Leased vehicle expenses	—	—	453	—	453
Provision for loan losses	—	239	236	—	475
Interest expense	180	37	665	(161)	721
Acquisition and integration expenses	—	—	42	—	42
Total costs and expenses	80	720	2,069	(408)	2,461
Equity income	584	551	—	(1,135)	—
Income before income taxes	560	404	1,054	(1,135)	883
Income tax (benefit) provision	(6)	(42)	365	—	317
Net income	$566	$446	$689	$(1,135)	$566

Comprehensive income	$580	$449	$700	$(1,149)	$580

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$646	$609	$911	$(1,520)	$646
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	28	3	2,372	—	2,403
Accretion and amortization of loan and leasing fees	—	25	(634)	—	(609)
Amortization of carrying value adjustment	—	(14)	(135)	—	(149)
Equity in income of affiliates	(941)	(579)	(116)	1,520	(116)
Provision for loan losses	—	398	226	—	624
Deferred income taxes	(189)	2	319	—	132
Stock-based compensation expense	33	—	3	—	36
Other	32	(5)	(64)	—	(37)
Changes in assets and liabilities:
Other assets	(3)	25	(126)	—	(104)
Accounts payable and accrued expenses	100	531	(349)	—	282
Taxes payable	(12)	1	(9)	—	(20)
Related party taxes payable	(636)	—	—	—	(636)
Related party payables	1	—	(14)	—	(13)
Net cash (used in) provided by operating activities	(941)	996	2,384	—	2,439
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(13,997)	(16,981)	13,461	(17,517)
Principal collections and recoveries on retail finance receivables	—	755	10,971	—	11,726
Proceeds from transfer of retail finance receivables, net	—	10,428	3,033	(13,461)	—
Net funding of commercial finance receivables	—	6	(1,023)	—	(1,017)
Purchases of leased vehicles, net	—	—	(15,337)	—	(15,337)
Proceeds from termination of leased vehicles	—	—	1,096	—	1,096
Acquisition of international operations	(513)	(536)	—	—	(1,049)
Disposition of equity interest	—	125	—	—	125
Purchases of property and equipment	—	(21)	(69)	—	(90)
Change in restricted cash	—	(43)	(221)	—	(264)
Change in other assets	—	—	30	—	30
Net change in due from affiliates	(8,819)	(5,593)	—	14,412	—
Net change in investment in affiliates	(6)	(1,893)	—	1,899	—
Net cash used in investing activities	(9,338)	(10,769)	(18,501)	16,311	(22,297)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	1,147	—	1,147
Borrowings and issuance of secured debt	—	—	22,385	—	22,385
Payments on secured debt	—	—	(15,178)	—	(15,178)
Borrowings and issuance of unsecured debt	9,687	—	3,290	—	12,977
Payments on unsecured debt	—	—	(1,709)	—	(1,709)
Net capital contributions	649	—	1,899	(1,899)	649
Debt issuance costs	(58)	—	(97)	—	(155)
Other	1	—	—	—	1
Net change in due to affiliates	—	9,766	4,646	(14,412)	—
Net cash provided by financing activities	10,279	9,766	16,383	(16,311)	20,117
Net increase (decrease) in cash and cash equivalents	—	(7)	266	—	259
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(172)	—	(172)
Cash and cash equivalents at beginning of period	—	2,266	708	—	2,974
Cash and cash equivalents at end of period	$—	$2,259	$802	$—	$3,061

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$537	$548	$732	$(1,280)	$537
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	14	2	976	—	992
Accretion and amortization of loan and leasing fees	—	4	(367)	—	(363)
Amortization of carrying value adjustment	—	(4)	(230)	—	(234)
Equity in income of affiliates	(757)	(523)	—	1,280	—
Provision for loan losses	—	334	270	—	604
Deferred income taxes	1	127	(211)	—	(83)
Stock-based compensation expense	18	—	1	—	19
Other	137	(2)	47	—	182
Changes in assets and liabilities:
Other assets	(18)	(14)	(56)	—	(88)
Accounts payable and accrued expenses	36	(25)	122	—	133
Taxes payable	(3)	—	(60)	—	(63)
Related party taxes payable	(7)	—	—	—	(7)
Related party payable	—	—	5	—	5
Net cash (used in) provided by operating activities	(42)	447	1,229	—	1,634
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(8,220)	(14,321)	7,792	(14,749)
Principal collections and recoveries on retail finance receivables	—	(99)	10,959	—	10,860
Proceeds from transfer of retail finance receivables, net	—	6,369	1,423	(7,792)	—
Net funding of commercial finance receivables	—	(128)	(1,770)	—	(1,898)
Purchases of leased vehicles, net	—	—	(4,882)	—	(4,882)
Proceeds from termination of leased vehicles	—	—	533	—	533
Acquisition of international operations	(46)	—	—	—	(46)
Purchases of property and equipment	—	(20)	(32)	—	(52)
Change in restricted cash	—	3	(235)	—	(232)
Change in other assets	—	—	(2)	—	(2)
Net change in due from affiliates	(3,149)	(443)	(400)	3,992	—
Net change in investment in affiliates	(357)	(27)	—	384	—
Net cash used in investing activities	(3,552)	(2,565)	(8,727)	4,376	(10,468)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	470	—	470
Borrowings and issuance of secured debt	—	—	21,080	—	21,080
Payments on secured debt	—	—	(16,890)	—	(16,890)
Borrowings and issuance of unsecured debt	3,500	—	3,674	—	7,174
Payments on unsecured debt	—	—	(1,889)	—	(1,889)
Net capital contributions	996	—	382	(382)	996
Debt issuance costs	(39)	—	(88)	—	(127)
Net change in due to affiliates	(863)	3,989	866	(3,992)	—
Net cash provided by financing activities	3,594	3,989	7,605	(4,374)	10,814
Net increase (decrease) in cash and cash equivalents	—	1,871	107	2	1,980
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(78)	(2)	(80)
Cash and cash equivalents at beginning of period	—	395	679	—	1,074
Cash and cash equivalents at end of period	$—	$2,266	$708	$—	$2,974

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$566	$446	$689	$(1,135)	$566
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	8	2	535	—	545
Accretion and amortization of loan and leasing fees	—	2	(90)	—	(88)
Amortization of carrying value adjustment	—	(2)	(92)	—	(94)
Equity in income of affiliates	(584)	(551)	—	1,135	—
Provision for loan losses	—	239	236	—	475
Deferred income taxes	9	133	37	—	179
Stock-based compensation expense	9	—	—	—	9
Other	(118)	—	(49)	—	(167)
Changes in assets and liabilities
Other assets	(71)	22	(78)	—	(127)
Accounts payable and accrued expenses	73	34	88	—	195
Taxes payable	(6)	(5)	31	—	20
Related party taxes payable	84	—	—	—	84
Related party payable	—	—	(39)	—	(39)
Net cash (used in) provided by operating activities	(30)	320	1,268	—	1,558
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(6,119)	(11,360)	7,906	(9,573)
Principal collections and recoveries on retail finance receivables	—	(124)	7,648	—	7,524
Proceeds from transfer of retail finance receivables, net	—	6,921	985	(7,906)	—
Net funding of commercial finance receivables	—	39	(1,351)	46	(1,266)
Purchases of leased vehicles, net	—	—	(2,262)	—	(2,262)
Proceeds from termination of leased vehicles	—	—	217	—	217
Acquisition of international operations	(3,222)	—	607	—	(2,615)
Purchases of property and equipment	—	(3)	(13)	—	(16)
Change in restricted cash	—	(16)	(251)	—	(267)
Change in other assets	—	—	3	—	3
Net change in due from affiliates	(1,531)	(1,022)	—	2,553	—
Net change in investment in affiliates	(29)	(818)	—	847	—
Net cash used in investing activities	(4,782)	(1,142)	(5,777)	3,446	(8,255)
Cash flows from financing activities
Borrowings and issuance of secured debt	—	—	17,378	—	17,378
Payments on secured debt	—	—	(13,222)	—	(13,222)
Borrowings and issuance of unsecured debt	2,500	—	2,724	—	5,224
Payments on unsecured debt	—	—	(2,699)	—	(2,699)
Borrowings on related party line of credit	1,100	—	—	—	1,100
Payments on related party line of credit	(1,100)	—	—	—	(1,100)
Repayment of debt to Ally Financial	—	—	(1,416)	—	(1,416)
Net capital contribution	1,478	—	672	(850)	1,300
Debt issuance costs	(30)	—	(46)	—	(76)
Other	1	—	1	—	2
Net change in due to affiliates	863	(35)	1,771	(2,599)	—
Net cash provided by (used in) financing activities	4,812	(35)	5,163	(3,449)	6,491
Net increase (decrease) in cash and cash equivalents	—	(857)	654	(3)	(206)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(12)	3	(9)
Cash and cash equivalents at beginning of period	—	1,252	37	—	1,289
Cash and cash equivalents at end of period	$—	$395	$679	$—	$1,074

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We had no disagreements on accounting or financial disclosure matters with our independent accountants to report under this Item 9.

Item 9A.	CONTROLS AND PROCEDURES
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2015. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2015.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2015, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2015. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Omitted in accordance with General Instruction I to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Omitted in accordance with General Instruction I to Form 10-K.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Deloitte & Touche LLP
Audit Fees(a)	$6	$6	$6
Audit Related Fees(b)	3	5	4
Total Fees	$9	$11	$10
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

Fees for tax services including tax compliance and related advice were $178,000, $168,000 and $75,000 for 2015, 2014 and 2013.
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
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2015 and 2014.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Shareholder's Equity for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 3, 2016
Daniel E. Berce

/s/ CHRIS A. CHOATE	Executive Vice President and Chief Financial Officer	February 3, 2016
Chris A. Choate

/s/ CONNIE COFFEY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 3, 2016
Connie Coffey

/s/ DANIEL AMMANN	Director	February 3, 2016
Daniel Ammann

/s/ CHARLES K. STEVENS III	Director	February 3, 2016
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
Incorporated by Reference

4.6.4
Fourth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2018, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.6.5
Fifth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.400% Senior Notes due 2018, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.6.6
Sixth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.450% Senior Notes due 2022, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.6.7
Seventh Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

4.6.8
Eighth Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.300% Senior Notes due 2025, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

INDEX TO EXHIBITS
(CONTINUED)

4.7
Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference
4.7.1
First Supplemental Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.100% Senior Notes due 2019, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.7.2
Second Supplemental Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2019, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.7.3
Third Supplemental Indenture, dated November 24, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 24, 2015.
Incorporated by Reference

10.1
Sale and Servicing Agreement, dated as of February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.1 to the Current Report on Form 8-K, filed on March 2, 2010.
Incorporated by Reference

10.1.1
Indenture, dated February 26, 2010, among AmeriCredit Syndicated warehouse Trust, Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.2 to the Current Report on Form 8-K, filed on March 2, 2010.
Incorporated by Reference

10.1.2
Note Purchase Agreement, dated February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.3 to the Current Report on Form 8-K, filed on March 2, 2010.
Incorporated by Reference

10.1.3
First Supplemental Indenture, dated August 20, 2010, between AmeriCredit Syndicated Warehouse Trust and Wells Fargo Bank, N A, incorporated herein by reference to Exhibit 10.11.3 to the Annual Report on Form 10-K filed on August 27, 2010.
Incorporated by Reference

10.1.4
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

10.1.5
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
Incorporated by Reference

10.1.6
Fourth Omnibus Amendment to the Sale and Servicing Agreement, the Indenture, the Custodian Agreement and the Note Purchase Agreement, dated May 10, 2012, among AmeriCredit Syndicated Warehouse Trust, as Issuer, AmeriCredit Funding Corp. XI, as a Seller, AmeriCredit Financial Services, Inc., as a Seller and as Servicer, Deutsche Bank AG, New York Branch, as Administrative Agent, Wells Fargo Bank, National Association, as Trustee, Backup Servicer and Trust Collateral Agent, the Purchasers that are party to the Note Purchase Agreement and the Agents that are party to the Note Purchase Agreement, , incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 11, 2012.
Incorporated by Reference

10.2
2011-A Servicing Supplement, dated January 31, 2011, among ACAR Leasing Ltd., AmeriCredit Financial services, Inc., APGO Trust and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on February 4, 2011.
Incorporated by Reference

INDEX TO EXHIBITS
(CONTINUED)

10.2.1
Indenture, dated January 31, 2011, among GMF Leasing Warehouse Trust, Wells Fargo Bank, National Association, AmeriCredit Financial services, Inc., Deutsche Bank AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on February 4, 2011.
Incorporated by Reference

10.2.3
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

10.2.4
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

10.3
2011-A Servicing Supplement, dated July 15, 2011, among GM Financial Canada Leasing Ltd., FinanciaLinx Corporation, GMF Canada Leasing Trust, Deutsche Bank AG, Canada Branch, and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.3.1
Series 2011-A Indenture Supplement, dated July 15, 2011, among ComputerShare Trust Company of Canada, BNY trust Company of Canada, Deutsche Bank AG, Canada Branch and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.3.2
Note Purchase Agreement, dated July 15, 2011, among GMF Canada Leasing Trust, FinanciaLinx Corporation, GM Financial Canada Leasing Ltd., Deutsche Bank AG, Canada Branch, BMO Nesbitt Burns Inc. and BNY Trust Company of Canada, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.3.3
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

10.4
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

10.4.1
Indenture, dated as of January 4, 2012, between GM Financial Automobile Receivables Trust 2012-PP1, as Issuer, and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on January 23, 2012.
Incorporated by Reference

INDEX TO EXHIBITS
(CONTINUED)

10.4.2
Purchase Agreement, dated as of January 4, 2012, between AFS SenSub Corp., as Purchaser, and AmeriCredit Financial Services, Inc., as Seller, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on January 23, 2012.
Incorporated by Reference

10.4.3
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
10.5
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

10.6
Purchase and Sale Agreement, dated as of November 21, 2012, among Ally Financial Inc., General Motors Financial Company, Inc. and General Motors Company, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed on February 15, 2013.
Incorporated by Reference

10.7
Share Transfer Agreement, dated as of November 21, 2012, between Ally Financial Inc. and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on May 2, 2013.
Incorporated by Reference

10.8
Share and Interest Purchase Agreement, dated as of December 19, 2013, between General Motors Financial Company, Inc. and GM Europe Service GmbH, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed on February 6, 2014.
Incorporated by Reference

10.9
Support Agreement, dated as of September 4, 2014, between General Motors Company and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 4, 2014.
Incorporated by Reference

10.10
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
Incorporated by Reference

12.1	Computation of Ratio of Earnings to Fixed Charges	@

23.1	Consent of Independent Registered Public Accounting Firm	@

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	@

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	@

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.