Form 10-Q
period 2016-03-31
General Motors Financial Company, Inc.
filed 2016-04-21
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2016, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$2,898	$3,061
Finance receivables, net (Note 3; Note 8 VIEs)	38,658	36,781
Leased vehicles, net (Note 4; Note 8 VIEs)	24,538	20,172
Restricted cash (Note 5; Note 8 VIEs)	2,130	1,941
Goodwill	1,195	1,189
Equity in net assets of non-consolidated affiliates (Note 6)	989	986
Property and equipment, net of accumulated depreciation of $101 and $91	230	219
Deferred income taxes	251	231
Related party receivables (Note 2)	1,076	573
Other assets	799	751
Total assets	$72,764	$65,904
Liabilities and Shareholder's Equity
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$32,733	$30,689
Unsecured debt (Note 7)	27,638	23,657
Accounts payable and accrued expenses	1,236	1,218
Deferred income	1,783	1,454
Deferred income taxes	161	129
Related party payables (Note 2)	448	362
Other liabilities	390	343
Total liabilities	64,389	57,852
Commitments and contingencies (Note 11)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	6,491	6,484
Accumulated other comprehensive loss (Note 14)	(952)	(1,104)
Retained earnings	2,836	2,672
Total shareholder's equity	8,375	8,052
Total liabilities and shareholder's equity	$72,764	$65,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue
Finance charge income	$818	$854
Leased vehicle income	1,184	431
Other income	73	69
Total revenue	2,075	1,354
Costs and expenses
Salaries and benefits	193	165
Other operating expenses	141	141
Total operating expenses	334	306
Leased vehicle expenses	893	327
Provision for loan losses	196	155
Interest expense	463	380
Total costs and expenses	1,886	1,168
Equity income (Note 6)	36	28
Income before income taxes	225	214
Income tax provision	61	64
Net income	164	150
Other comprehensive income (loss)
Defined benefit plans, net	(1)	1
Foreign currency translation adjustment	153	(347)
Other comprehensive income (loss), net	152	(346)
Comprehensive income (loss)	$316	$(196)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$1,158	$545
Cash flows from investing activities
Purchases of retail finance receivables, net	(4,165)	(4,065)
Principal collections and recoveries on retail finance receivables	3,271	2,814
Net funding of commercial finance receivables	(1,024)	54
Purchases of leased vehicles, net	(5,158)	(2,319)
Proceeds from termination of leased vehicles	481	185
Acquisition of international operations	—	(1,049)
Purchases of property and equipment	(20)	(17)
Change in restricted cash	(176)	(154)
Change in other assets	1	6
Net cash used in investing activities	(6,790)	(4,545)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	757	198
Borrowings and issuance of secured debt	7,054	2,889
Payments on secured debt	(5,251)	(2,748)
Borrowings and issuance of unsecured debt	3,131	3,258
Payments on unsecured debt	(241)	(308)
Debt issuance costs	(26)	(41)
Net cash provided by financing activities	5,424	3,248
Net decrease in cash and cash equivalents	(208)	(752)
Effect of foreign exchange rate changes on cash and cash equivalents	45	(101)
Cash and cash equivalents at beginning of period	3,061	2,974
Cash and cash equivalents at end of period	$2,898	$2,121

Supplemental cash flow information
Subvention receivable from GM	$436	$252
Commercial loan funding payable to GM	$435	$425
Sale of equity interest in SAIC-GMAC	$—	$125
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and balances have been eliminated in consolidation.
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 3, 2016 ("Form 10-K").
The condensed consolidated financial statements at March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Accounting Standards Not Yet Adopted
In February 2016 the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, “Leases” (ASU 2016-02), which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

Note 2.	Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. We also offer commercial loans to dealers that are consolidated by GM and those balances are included in our finance receivables, net.
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. We also provide funding under lines of credit to GM. During the three months ended March 31, 2016, we advanced $456 million under a new line of credit to GM subsidiary Adam Opel AG.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
The following tables present related party transactions (in millions):

Balance Sheet Data	March 31, 2016	December 31, 2015
Commercial finance receivables, net due from dealers consolidated by GM(a)	$288	$229
Advances drawn on lines of credit due from GM(b)	$640	$190
Subvention receivable(c)	$436	$383
Commercial loan funding payable(d)	$435	$351

Income Statement Data	Three Months Ended March 31,
	2016	2015
Interest subvention earned(e)	$103	$78
Leased vehicle subvention earned(f)	$(459)	$(136)
_________________

(a)	Included in commercial finance receivables.

(b)	Included in related party receivables.

(c)
Included in related party receivables. For the three months ended March 31, 2016 and 2015, we received $1.2 billion and $0.5 billion in subvention payments from GM, primarily related to lease originations.

(d)	Included in related party payables.

(e)	Included in finance charge income.

(f)	Included as a reduction to leased vehicle expenses.
Under our support agreement with GM (the “Support Agreement”), if our earning assets leverage ratio at the end of any calendar quarter exceeds the applicable threshold set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage ratio to within the applicable threshold. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower of up to $4.0 billion under GM’s corporate revolving credit facilities. GM also agreed to certain provisions intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility"). There were no advances outstanding under the Junior Subordinated Revolving Credit Facility at March 31, 2016.
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable.  At March 31, 2016, there are no related party taxes payable to GM due to our taxable loss position.

Note 3.    Finance Receivables
The finance receivables portfolio consists of the following (in millions):

	March 31, 2016	December 31, 2015
Retail
Retail finance receivables, collectively evaluated for impairment, net of fees(a)	$28,613	$27,512
Retail finance receivables, individually evaluated for impairment, net of fees	1,659	1,612
Total retail finance receivables(b)	30,272	29,124
Less: allowance for loan losses - collective	(567)	(515)
Less: allowance for loan losses - specific	(229)	(220)
Total retail finance receivables, net	29,476	28,389
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	9,116	8,357
Commercial finance receivables, individually evaluated for impairment, net of fees	113	82
Total commercial finance receivables	9,229	8,439
Less: allowance for loan losses - collective	(37)	(38)
Less: allowance for loan losses - specific	(10)	(9)
Total commercial finance receivables, net	9,182	8,392
Total finance receivables, net	$38,658	$36,781
________________
(a) Includes $1.2 billion and $1.1 billion of direct-financing leases at March 31, 2016 and December 31, 2015.
(b) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $195 million and $179 million at March 31, 2016 and December 31, 2015.
Retail Finance Receivables
Following is a summary of activity in our retail finance receivables portfolio (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$29,124	$25,623
Purchases	4,143	4,078
Principal collections and other	(3,067)	(2,593)
Charge-offs	(293)	(234)
Foreign currency translation	365	(1,283)
Ending balance	$30,272	$25,591
A summary of the activity in the allowance for retail loan losses is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$735	$655
Provision for loan losses	197	157
Charge-offs	(293)	(234)
Recoveries	150	122
Foreign currency translation	7	(8)
Ending balance	$796	$692

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

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$5,063	26.9%	$4,418	24.4%
Near-prime - FICO Score 620 to 679	3,001	16.0%	2,890	15.9%
Sub-prime - FICO Score less than 620	10,742	57.1%	10,840	59.7%
Balance at end of period	$18,806	100.0%	$18,148	100.0%

In addition, we review the credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract.
The following is a consolidated summary of the contractual amounts of retail finance receivables, which is not significantly different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	March 31, 2016		March 31, 2015
	Total	Percent of Contractual Amount Due	Total	Percent of Contractual Amount Due
31 - 60 days	$963	3.1%	$880	3.4%
Greater than 60 days	421	1.4	357	1.4
	1,384	4.5	1,237	4.8
In repossession	48	0.2	42	0.2
	$1,432	4.7%	$1,279	5.0%
The accrual of finance charge income has been suspended on $667 million and $778 million of retail finance receivables (based on contractual amount due) at March 31, 2016 and December 31, 2015.
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
At March 31, 2016 and December 31, 2015, the outstanding balance of retail finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.

The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	March 31, 2016	December 31, 2015
Outstanding recorded investment	$1,659	$1,612
Less: allowance for loan losses	(229)	(220)
Outstanding recorded investment, net of allowance	$1,430	$1,392
Unpaid principal balance	$1,700	$1,642
Additional information about loans classified as TDRs is presented below (in millions, except for number of loans):

	Three Months Ended March 31,
	2016	2015
Average outstanding recorded investment	$1,636	$1,264
Finance charge income recognized	$51	$40
Number of loans classified as TDRs during the period	14,646	11,752
Recorded investment of loans classified as TDRs during the period	$254	$199
A redefault is when an account meets the requirements for evaluation under our charge-off policy. The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR was insignificant for the three months ended March 31, 2016 and 2015.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$8,439	$8,072
Net funding (collections)	665	(40)
Charge-offs	—	—
Foreign currency translation	125	(425)
Ending balance	$9,229	$7,607

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

A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			March 31, 2016	December 31, 2015
Group I	-	Dealers with superior financial metrics	$1,318	$1,299
Group II	-	Dealers with strong financial metrics	2,881	2,648
Group III	-	Dealers with fair financial metrics	3,001	2,703
Group IV	-	Dealers with weak financial metrics	1,249	1,100
Group V	-	Dealers warranting special mention due to potential weaknesses	630	505
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	150	184
Ending balance			$9,229	$8,439
At March 31, 2016 and December 31, 2015 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2016 and 2015.

Note 4.	Leased Vehicles
The following table presents information regarding our leased vehicles (in millions):

	March 31, 2016	December 31, 2015
Leased vehicles	$33,707	$27,587
Manufacturer incentives	(5,606)	(4,582)
	28,101	23,005
Less: accumulated depreciation	(3,563)	(2,833)
Leased vehicles, net	$24,538	$20,172
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2016	2017	2018	2019	2020	Total
Minimum rental payments under operating leases	$3,056	$3,580	$2,113	$387	$14	$9,150
Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	March 31, 2016	December 31, 2015
Revolving credit facilities	$372	$345
Securitization notes payable	1,689	1,531
Other	69	65
Total restricted cash	$2,130	$1,941
Restricted cash for securitization notes payable and revolving credit facilities includes collections from borrowers that have not yet been used for repayment of debt. In addition, this cash includes funds deposited in restricted cash accounts as collateral required to support securitization transactions or to provide additional collateral for borrowings under revolving credit facilities.

Note 6.	Equity in Net Assets of Non-consolidated Affiliates
Non-consolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used due to the ability to exert significant influence over decisions relating to their operating and financial affairs.
We use the equity method to account for our equity interest in SAIC-GMAC Automotive Finance Company Limited ("SAIC-GMAC"), a joint venture that conducts auto finance operations in China. The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income. At March 31, 2016, we had undistributed earnings of $77 million related to SAIC-GMAC. Equity income from SAIC-GMAC recorded in the three months ended March 31, 2016 and 2015 was $36 million and $28 million.
We received a cash dividend from SAIC-GMAC of $27 million in the three months ended March 31, 2016.

Note 7.	Debt
Debt consists of the following (in millions):

	March 31, 2016	December 31, 2015
Secured debt
Revolving credit facilities	$8,713	$7,548
Securitization notes payable	24,020	23,141
Total secured debt	$32,733	$30,689

Unsecured debt
Senior notes	$21,827	$18,973
Credit facilities	3,546	2,759
Retail customer deposits	1,599	1,260
Other unsecured debt	666	665
Total unsecured debt	$27,638	$23,657
Secured Debt
Most of the secured debt was issued by variable interest entities, as further discussed in Note 8 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and leasing related assets.
During the three months ended March 31, 2016, we entered into new credit facilities or renewed credit facilities with a total additional net borrowing capacity of $366 million, and we issued securitization notes payable of $3.2 billion through securitization transactions.
Unsecured Debt
In March 2016, our top-tier holding company issued $2.75 billion in senior notes comprised of $1.5 billion of 4.20% notes due in March 2021 and $1.25 billion of 5.25% notes due in March 2026. All of these notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"). These notes contain terms and covenants customary of these types of securities including limitations on our ability to incur certain liens.
During the three months ended March 31, 2016, we increased net borrowing capacity on unsecured committed credit facilities by $66 million.
During 2015, we began accepting deposits from retail banking customers in Germany. Following is summarized information for our deposits at March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016		December 31, 2015
	Outstanding Balance	Weighted Average Interest Rate	Outstanding Balance	Weighted Average Interest Rate
Overnight deposits	$654	0.85%	$555	1.00%
Term deposits -12 months	444	1.27%	337	1.32%
Term deposits - 24 months	192	1.38%	123	1.44%
Term deposits - 36 months	309	1.60%	245	1.65%
Total deposits	$1,599	1.18%	$1,260	1.25%
Compliance with Debt Covenants
Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Some of our secured and unsecured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. At March 31, 2016, we were in compliance with these debt covenants.

Note 8.    Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities related to our consolidated VIEs (in millions):

	March 31, 2016	December 31, 2015
Restricted cash	$2,061	$1,876
Finance receivables, net	$25,194	$24,942
Lease related assets	$15,001	$11,684
Secured debt	$31,662	$29,386
These amounts are related to securitization and credit facilities held by consolidated VIEs. Our continuing involvement with these VIEs consists of servicing assets held by the entities and holding residual interests in the entities. We consolidate these VIEs because we have (i) power over the significant activities of these entities and (ii) an obligation to absorb losses or the right to receive benefits from these VIEs which could be potentially significant to these VIEs. We are not required, and do not currently intend, to provide any additional financial support to these VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.
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
The following table summarizes the assets and liabilities of these entities (in millions):

	March 31, 2016	December 31, 2015
Assets(a)	$4,422	$3,652
Liabilities(b)	$3,677	$2,941
_________________

(a)	Comprised primarily of finance receivables of $3.5 billion and $3.2 billion at March 31, 2016 and December 31, 2015.

(b)	Comprised primarily of debt of $2.9 billion and $2.6 billion at March 31, 2016 and December 31, 2015.
The following table summarizes the revenue and net income of these entities (in millions):

	Three Months Ended March 31,
	2016	2015
Total revenue	$47	$41
Net income	$7	$11
Other transfers of finance receivables
Under certain debt agreements, we transfer finance receivables to entities which we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under U.S. GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At March 31, 2016 and December 31, 2015, $1.2 billion and $1.5 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $1.1 billion and $1.4 billion in secured debt was outstanding.

Note 9.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

		March 31, 2016		December 31, 2015
	Level	Notional	Fair Value	Notional	Fair Value
Fair value hedges
Assets
Interest rate swaps(a)(c)	2	$1,000	$19	$—	$—
Liabilities
Interest rate swaps(a)(d)	2	$2,750	$24	$1,000	$6
Cash flow hedge
Liabilities
Interest rate swaps(b)(d)	3	$431	$—	$—	$—
Derivatives not designated as hedges
Assets
Interest rate swaps(b)	3	5,716	25	4,122	8
Interest rate caps(a)	2	8,410	8	6,327	19
Foreign currency swaps(a)	2	907	21	1,460	48
Total assets(c)		$15,033	$54	$11,909	$75
Liabilities
Interest rate swaps(b)	3	$8,445	$32	$8,041	$24
Interest rate caps(a)	2	7,956	8	5,892	19
Foreign currency swaps(a)	2	829	15	—	—
Total liabilities(d)		$17,230	$55	$13,933	$43
 _________________

(a)	The fair value is based on observable market inputs.

(b)	The fair value is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(c)	Included in other assets on the consolidated balance sheets.

(d)	Included in other liabilities on the consolidated balance sheets.
The following table presents information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in millions):

	Three Months Ended March 31,
	2016	2015
Fair value hedges
Interest rate contracts(a)
Net interest expense	$(4)	$—
Ineffectiveness(b)	(2)	—
Derivatives not designated as hedges
Interest rate contracts(a)	—	(6)
Foreign currency derivatives(c)	69	69
	$63	$63
 _________________

(a)	Recognized in earnings as interest expense.

(b)
Hedge ineffectiveness reflects the net change in the fair value of interest rate contracts of $2 million offset by the change in fair value of hedged debt attributable to the hedged risk of $4 million.

(c)	Activity is substantially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.
Cash flow hedges had no impact on the consolidated statement of income for the three months ended March 31, 2016 and 2015.

The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three months ended March 31, 2016 and 2015.

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
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents(a)	1	$2,898	$2,898	$3,061	$3,061
Retail finance receivables, net	3	$29,476	$29,784	$28,390	$28,545
Commercial finance receivables, net(b)	2	$9,182	$9,182	$8,392	$8,392
Restricted cash(a)	1	$2,130	$2,130	$1,941	$1,941
Financial liabilities
Secured debt
North America(c)	2	$25,231	$25,285	$23,151	$23,182
International(d)	2	$2,852	$2,852	$3,122	$3,125
International(e)	3	$4,650	$4,636	$4,416	$4,364
Unsecured debt
North America(f)	2	$20,523	$20,867	$17,731	$17,792
International(g)	2	$5,733	$5,751	$4,605	$4,617
International(e)	3	$1,382	$1,381	$1,321	$1,317
_________________

(a)	Cash and cash equivalents bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

(b)	The fair value commercial finance receivables is assumed to be carrying value, as the receivables generally have variable interest rates and maturities of one year or less.

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

(d)	The fair value is assumed to be par value, as the debt has terms of one year or less, or has been priced within the last six months.

(e)	The fair value is estimated by discounting future net cash flows expected to be settled, which is an unobservable input, using current risk-adjusted rates.

(f)	The fair value is based on quoted market prices of identical instruments in thinly-traded markets.

(g)
The fair value of senior notes is based on quoted market prices of identical instruments in thinly-traded markets. The fair value of the remaining level 2 unsecured debt is assumed to be par value, as the debt has terms of one year or less.

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
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At March 31, 2016 and December 31, 2015, the par value of these senior notes was $22.0 billion and $19.1 billion. See Note 16 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a retail finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At March 31, 2016, we estimated our reasonably possible legal exposure for unfavorable outcomes of up to $106 million and have accrued $43 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $53 million.
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

In the three months ended March 31, 2016, income tax expense of $61 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. In the three months ended March 31, 2015, income tax expense of $64 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to tax audit settlements in various jurisdictions.

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
All inter-segment balances and transactions have been eliminated. Key financial data for our operating segments were as follows (in millions):

	Three Months Ended March 31, 2016
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,688	$387	$(1)	$1	$2,075
Operating expenses, including leased vehicle expenses	1,089	138	—	—	1,227
Provision for loan losses	177	19	—	—	196
Interest expense	305	157	—	1	463
Equity income	—	36	—	—	36
Income (loss) before income taxes	$117	$109	$(1)	$—	$225

	Three Months Ended March 31, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$906	$448	$7	$(7)	$1,354
Operating expenses, including leased vehicle expenses	487	146	—	—	633
Provision for loan losses	118	37	—	—	155
Interest expense	165	206	16	(7)	380
Equity income	—	28	—	—	28
Income (loss) before income taxes	$136	$87	$(9)	$—	$214

	March 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Finance receivables, net	$22,535	$16,123	$38,658	$21,558	$15,223	$36,781
Leased vehicles, net	$24,422	$116	$24,538	$20,086	$86	$20,172
Total assets	$52,777	$19,987	$72,764	$47,419	$18,485	$65,904

Note 14.	Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Defined benefit plans, net
Beginning balance	$(13)	$(11)
Unrealized gain on subsidiary pension, net of tax	(1)	1
Ending balance	(14)	(10)
Foreign currency translation adjustment
Beginning balance	(1,091)	(422)
Translation income (loss)	153	(347)
Ending balance	(938)	(769)
Total accumulated other comprehensive loss	$(952)	$(779)

Note 15.	Regulatory Capital
We are required to comply with a wide variety of laws and regulations. Our International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported.
Total assets of our regulated international banks and finance companies were approximately $12.2 billion and $11.1 billion at March 31, 2016 and December 31, 2015.

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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.
We determined that a revision was required to correct the classification of certain intercompany amounts between General Motors Financial Company, Inc. and Guarantor and Non-Guarantor Subsidiaries that were previously being presented net within the change in the due from/due to affiliates line item in the consolidating balance sheet in the financing activities section of the consolidating statements of cash flows for the three months ended March 31, 2015. As a result, correcting adjustments have been made from what was previously reported to (1) reclassify $1.6 billion of the net change in the due from affiliates for General Motors Financial Company, Inc. within the consolidating statements of cash flows to the investing activities section; and (2) reclassify $1.6 billion of the net change in the due from affiliates for the Guarantor within the consolidating statements of cash flows to the investing activities section. In addition, reclassifications have been made solely within the investing activities section of the consolidating statements of cash flows to separately present cash flow activities related to repurchases by the Guarantor of receivables that had previously been transferred to Non-Guarantor Subsidiaries of $672 million. These adjustments had no effect on the consolidated financial statements at or for the three months ended March 31, 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,033	$865	$—	$2,898
Finance receivables, net	—	6,132	32,526	—	38,658
Leased vehicles, net	—	—	24,538	—	24,538
Restricted cash	—	67	2,063	—	2,130
Goodwill	1,095	—	100	—	1,195
Equity in net assets of non-consolidated affiliates	—	—	989	—	989
Property and equipment, net	—	105	125	—	230
Deferred income taxes	268	—	246	(263)	251
Related party receivables	—	26	1,050	—	1,076
Other assets	36	160	663	(60)	799
Due from affiliates	18,162	8,764	—	(26,926)	—
Investment in affiliates	8,884	6,303	—	(15,187)	—
Total assets	$28,445	$23,590	$63,165	$(42,436)	$72,764
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$32,793	$(60)	$32,733
Unsecured debt	19,831	—	7,807	—	27,638
Accounts payable and accrued expenses	169	222	845	—	1,236
Deferred income	—	—	1,783	—	1,783
Deferred income taxes	—	169	255	(263)	161
Related party payables	—	—	448	—	448
Other liabilities	70	43	277	—	390
Due to affiliates	—	18,107	8,819	(26,926)	—
Total liabilities	20,070	18,541	53,027	(27,249)	64,389
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,491	79	6,149	(6,228)	6,491
Accumulated other comprehensive loss	(952)	(136)	(936)	1,072	(952)
Retained earnings	2,836	5,106	4,227	(9,333)	2,836
Total shareholder's equity	8,375	5,049	10,138	(15,187)	8,375
Total liabilities and shareholder's equity	$28,445	$23,590	$63,165	$(42,436)	$72,764

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,259	$802	$—	$3,061
Finance receivables, net	—	4,808	31,973	—	36,781
Leased vehicles, net	—	—	20,172	—	20,172
Restricted cash	—	60	1,881	—	1,941
Goodwill	1,095	—	94	—	1,189
Equity in net assets of non-consolidated affiliates	—	—	986	—	986
Property and equipment, net	—	41	178	—	219
Deferred income taxes	212	—	179	(160)	231
Related party receivables	—	27	546	—	573
Other assets	32	32	687	—	751
Due from affiliates	15,573	7,556	—	(23,129)	—
Investment in affiliates	8,476	6,425	—	(14,901)	—
Total assets	$25,388	$21,208	$57,498	$(38,190)	$65,904
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$30,689	$—	$30,689
Unsecured debt	17,087	—	6,570	—	23,657
Accounts payable and accrued expenses	181	717	320	—	1,218
Deferred income	—	—	1,454	—	1,454
Deferred income taxes	—	289	—	(160)	129
Related party payables	—	—	362	—	362
Other liabilities	68	34	241	—	343
Due to affiliates	—	15,495	7,634	(23,129)	—
Total liabilities	17,336	16,535	47,270	(23,289)	57,852
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,484	79	6,490	(6,569)	6,484
Accumulated other comprehensive loss	(1,104)	(175)	(1,095)	1,270	(1,104)
Retained earnings	2,672	4,769	4,135	(8,904)	2,672
Total shareholder's equity	8,052	4,673	10,228	(14,901)	8,052
Total liabilities and shareholder's equity	$25,388	$21,208	$57,498	$(38,190)	$65,904

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2016
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$99	$719	$—	$818
Leased vehicle income	—	—	1,184	—	1,184
Other income	(1)	205	15	(146)	73
Total revenue	(1)	304	1,918	(146)	2,075
Costs and expenses
Salaries and benefits	—	135	58	—	193
Other operating expenses	(4)	68	170	(93)	141
Total operating expenses	(4)	203	228	(93)	334
Leased vehicle expenses	—	—	893	—	893
Provision for loan losses	—	103	93	—	196
Interest expense	176	(30)	370	(53)	463
Total costs and expenses	172	276	1,584	(146)	1,886
Equity income	255	168	36	(423)	36
Income before income taxes	82	196	370	(423)	225
Income tax (benefit) provision	(82)	12	131	—	61
Net income	$164	$184	$239	$(423)	$164

Comprehensive income	$316	$223	$398	$(621)	$316

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$80	$774	$—	$854
Leased vehicle income	—	—	431	—	431
Other income	7	108	45	(91)	69
Total revenue	7	188	1,250	(91)	1,354
Costs and expenses
Salaries and benefits	—	89	76	—	165
Other operating expenses	54	(3)	154	(64)	141
Total operating expenses	54	86	230	(64)	306
Leased vehicle expenses	—	—	327	—	327
Provision for loan losses	—	74	81	—	155
Interest expense	94	(2)	315	(27)	380
Total costs and expenses	148	158	953	(91)	1,168
Equity income	238	129	28	(367)	28
Income before income taxes	97	159	325	(367)	214
Income tax (benefit) provision	(53)	11	106	—	64
Net income	$150	$148	$219	$(367)	$150

Comprehensive (loss) income	$(196)	$90	$(125)	$35	$(196)

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(144)	$(537)	$1,839	$—	$1,158
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(4,466)	(4,388)	4,689	(4,165)
Principal collections and recoveries on retail finance receivables	—	359	2,912	—	3,271
Proceeds from transfer of retail finance receivables, net	—	2,866	1,823	(4,689)	—
Net funding of commercial finance receivables	—	(227)	(797)	—	(1,024)
Purchases of leased vehicles, net	—	—	(5,158)	—	(5,158)
Proceeds from termination of leased vehicles	—	—	481	—	481
Purchases of property and equipment	—	(15)	(5)	—	(20)
Change in restricted cash	—	(6)	(170)	—	(176)
Change in other assets	—	(60)	1	60	1
Net change in due from affiliates	(2,587)	(1,208)	—	3,795	—
Net change in investment in affiliates	—	336	—	(336)	—
Net cash used in investing activities	(2,587)	(2,421)	(5,301)	3,519	(6,790)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	757	—	757
Borrowings and issuance of secured debt	—	—	7,114	(60)	7,054
Payments on secured debt	—	—	(5,251)	—	(5,251)
Borrowings and issuance of unsecured debt	2,744	—	387	—	3,131
Payments on unsecured debt	—	—	(241)	—	(241)
Net capital contributions	—	—	(336)	336	—
Debt issuance costs	(13)	—	(13)	—	(26)
Net change in due to affiliates	—	2,732	1,063	(3,795)	—
Net cash provided by financing activities	2,731	2,732	3,480	(3,519)	5,424
Net increase (decrease) in cash and cash equivalents	—	(226)	18	—	(208)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	45	—	45
Cash and cash equivalents at beginning of period	—	2,259	802	—	3,061
Cash and cash equivalents at end of period	$—	$2,033	$865	$—	$2,898

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015
(In millions)
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62)	$368	$239	$—	$545
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(2,955)	(2,950)	1,840	(4,065)
Principal collections and recoveries on retail finance receivables	—	120	2,694	—	2,814
Proceeds from transfer of retail finance receivables, net	—	1,168	672	(1,840)	—
Net funding of commercial finance receivables	—	150	(96)	—	54
Purchases of leased vehicles, net	—	—	(2,319)	—	(2,319)
Proceeds from termination of leased vehicles	—	—	185	—	185
Acquisition of international operations	(513)	(536)	—	—	(1,049)
Purchases of property and equipment	—	(8)	(9)	—	(17)
Change in restricted cash	—	4	(158)	—	(154)
Change in other assets	—	—	6	—	6
Net change in due from affiliates	(1,607)	(1,633)	—	3,240	—
Net change in investment in affiliates	(48)	571	—	(523)	—
Net cash used in investing activities	(2,168)	(3,119)	(1,975)	2,717	(4,545)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	198	—	198
Borrowings and issuance of secured debt	—	—	2,889	—	2,889
Payments on secured debt	—	—	(2,748)	—	(2,748)
Borrowings and issuance of unsecured debt	2,250	—	1,008	—	3,258
Payments on unsecured debt	—	—	(308)	—	(308)
Net capital contributions	—	—	(523)	523	—
Debt issuance costs	(20)	—	(21)	—	(41)
Net change in due to affiliates	—	1,929	1,311	(3,240)	—
Net cash provided by financing activities	2,230	1,929	1,806	(2,717)	3,248
Net increase (decrease) in cash and cash equivalents	—	(822)	70	—	(752)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(101)	—	(101)
Cash and cash equivalents at beginning of period	—	2,266	708	—	2,974
Cash and cash equivalents at end of period	$—	$1,444	$677	$—	$2,121

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K.
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

	Three Months Ended March 31,
	2016		2015
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$6,347	68.3%	$2,819	53.4%
Near-prime - FICO Score 620 to 679	1,241	13.3	961	18.2
Sub-prime - FICO Score less than 620	1,712	18.4	1,500	28.4
Total originations	$9,300	100.0%	$5,280	100.0%
The following table summarizes the number of vehicles, by type that are included in Note 4 - "Leased Vehicles" to the condensed consolidated financial statements, of which the North America Segment accounted for approximately 99% at March 31, 2016 and 2015:

	March 31,
	2016	2015
Cars	326,808	155,127
Trucks	149,279	41,437
Crossovers	477,300	179,004
Total	953,387	375,568

The following table summarizes additional information for North America operating leases:

	Three Months Ended March 31,
	2016	2015
Operating leases originated (a)	185,277	81,084
Operating leases terminated (b)	26,437	11,137
Operating lease vehicles returned (c)	12,676	5,248
Return rate (d)	48%	47%
________________

(a)
Operating leases originated represents the number of operating leases we purchase during a given period. Since early 2015, operating leases originated increased due to the implementation of our exclusive subvention arrangement with GM.

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

Commercial
Our commercial lending program is offered primarily to our GM-franchised dealer customers and their affiliates. Commercial lending products consist of floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include primarily parts and accessories, dealer fleet financing and storage center financing.
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
Financing
We primarily finance our loan, lease and commercial originations through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, through the issuance of unsecured debt in the public markets and by accepting deposits from retail banking customers in Germany. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk. We may issue debt globally in order to enhance investor diversification and support financing needs for North America . As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our U.S., Canadian and Latin American operations are funded locally. Our European operations obtain most of their funding from local sources and also borrow funds from affiliated companies.

RESULTS OF OPERATIONS
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
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Average Earning Assets:
Average earning assets were as follows (dollars in millions, except where noted):

	Three Months Ended March 31,						2016 vs. 2015
	2016			2015			Change excluding FX	FX	Total change	%
	North America	International	Total	North America	International	Total
Average retail finance receivables	$18,622	$10,963	$29,585	$13,860	$11,847	$25,707	$5,418	$(1,540)	$3,878	15.1%
Average commercial finance receivables	4,109	4,510	8,619	3,140	4,497	7,637	1,455	(473)	982	12.9%
Average finance receivables	22,731	15,473	38,204	17,000	16,344	33,344	6,873	(2,013)	4,860	14.6%
Average leased vehicles, net	22,190	97	22,287	7,825	36	7,861	14,611	(185)	14,426	183.5%
Average earning assets	$44,921	$15,570	$60,491	$24,825	$16,380	$41,205	$21,484	$(2,198)	$19,286	46.8%

Retail finance receivables purchased	$2,580	$1,563	$4,143	$2,273	$1,805	$4,078	$273	$(208)	$65	1.6%
Average new retail loan size (in dollars)	$27,470	$11,425		$24,081	$12,248
Leased vehicles purchased	$6,720	$32	$6,752	$3,007	$17	$3,024	$3,750	$(22)	$3,728	123.3%
Average new lease size (in dollars)	$36,270	$20,020		$37,080	$21,317
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
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the three months ended March 31, 2016 decreased to 7.7% from 9.9% during the prior period, and the average new retail loan size increased. These changes are primarily due to the expansion of our prime lending program, resulting in higher volumes of originations of loans for new vehicles, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended March 31,						2016 vs. 2015
	2016			2015			Change excluding FX	FX	Total change	%
	North America	International	Total	North America	International	Total
Finance charge income
Retail finance receivables	$453	$260	$713	$436	$317	$753	$20	$(60)	$(40)	(5.3)%
Commercial finance receivables	$32	$73	$105	$22	$79	$101	$14	$(10)	$4	4.0%
Leased vehicle income	$1,178	$6	$1,184	$429	$2	$431	$765	$(12)	$753	174.7%
Other income	$25	$48	$73	$19	$50	$69	$16	$(12)	$4	5.8%
Effective yield - retail finance receivables	9.8%	9.5%	9.7%	12.8%	10.9%	11.9%
Effective yield - commercial finance receivables	3.1%	6.5%	4.9%	2.8%	7.1%	5.4%
In the North America Segment, finance charge income on retail finance receivables increased for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to the growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations as we have increased our prime and near-prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
Commercial finance charge income remained flat despite the increase in the size of the commercial receivable portfolio, largely due to a decrease in the effective yield on commercial finance receivables.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended March 31,						2016 vs. 2015
	2016			2015			Change excluding FX	FX	Total change	%
	North America	International	Total	North America	International	Total
Operating expenses	$200	$134	$334	$161	$145	$306	$46	$(18)	$28	9.2%
Leased vehicle expenses	$888	$5	$893	$326	$1	$327	$574	$(8)	$566	173.1%
Provision for loan losses	$177	$19	$196	$118	$37	$155	$45	$(4)	$41	26.5%
Interest expense(a)	$305	$158	$463	$186	$194	$380	$127	$(44)	$83	21.8%
Average debt outstanding	$43,101	$13,654	$56,755	$24,469	$13,614	$38,083	$20,513	$(1,841)	$18,672	49.0%
Effective rate of interest on debt	2.8%	4.7%	3.3%	3.1%	5.8%	4.0%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore may not agree with amounts presented in Note 13 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.
Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets were 2.2% and 3.0% for the three months ended March 31, 2016 and 2015.

Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio in the North America Segment.
Provision for Loan Losses
The provision for retail loan losses increased primarily due to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for loan losses was 2.7% and 2.5% for the three months ended March 31, 2016 and 2015. The provision for commercial loan losses was insignificant for the three months ended March 31, 2016 and 2015.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 32.3% and 34.4% of income before income taxes and equity income for the three months ended March 31, 2016 and 2015. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation.
Other Comprehensive Income:
Foreign Currency Translation Adjustment
Foreign currency translation adjustments included in other comprehensive income (loss) were $153 million and $(347) million for three months ended March 31, 2016 and 2015. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

CREDIT QUALITY
Retail Finance Receivables
The following tables present certain data related to the retail finance receivables portfolio (dollars in millions, except where noted):

	March 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Retail finance receivables, net of fees	$18,806	$11,466	$30,272	$18,148	$10,976	$29,124
Less: allowance for loan losses	(673)	(123)	(796)	(618)	(117)	(735)
Retail finance receivables, net	$18,133	$11,343	$29,476	$17,530	$10,859	$28,389
Number of outstanding contracts	977,889	1,582,310	2,560,199	955,094	1,563,831	2,518,925
Average amount of outstanding contracts (in dollars)(a)	$19,231	$7,246	$11,824	$19,001	$7,019	$11,562
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.6%	1.1%	2.6%	3.4%	1.1%	2.5%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.

Delinquency
The following is a summary of the contractual amounts of delinquent retail finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off (dollars in millions):

	March 31, 2016				March 31, 2015
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$841	$122	$963	3.1%	$767	$113	$880	3.4%
Greater than 60 days	312	109	421	1.4	259	98	357	1.4
	1,153	231	1,384	4.5	1,026	211	1,237	4.8
In repossession	41	7	48	0.2	34	8	42	0.2
	$1,194	$238	$1,432	4.7%	$1,060	$219	$1,279	5.0%
Deferrals
In accordance with our policies and guidelines in the North America Segment, we, at times, offer payment deferrals to retail customers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 5.1% and 5.5% for the three months ended March 31, 2016 and 2015. Deferrals in the International Segment are insignificant.
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

Credit Losses - non-U.S. GAAP measure
We analyze credit performance of our combined portfolio, which includes loans acquired with deteriorated credit quality. This information facilitates comparisons of current and historical results. The following is a reconciliation of charge-offs to credit losses on the combined portfolio (in millions):

	Three Months Ended March 31,
	2016			2015
	North America	International	Total	North America	International	Total
Charge-offs	$259	$34	$293	$200	$34	$234
Other(a)	2	—	2	7	1	8
Credit losses	$261	$34	$295	$207	$35	$242
 _________________

(a)	Adjustments to reflect write-offs of contractual amounts on loans acquired with deteriorated credit quality.
The following table presents credit loss data (which includes charge-offs and write-offs of contractual amounts on loans acquired with deteriorated credit quality) with respect to our retail finance receivables portfolio (dollars in millions):

	Three Months Ended March 31,
	2016			2015
	North America	International	Total	North America	International	Total
Credit losses	$261	$34	$295	$207	$35	$242
Less: recoveries	(144)	(11)	(155)	(119)	(12)	(131)
Net credit losses	$117	$23	$140	$88	$23	$111
Net annualized credit loss percentage(a)	2.5%	0.8%	1.9%	2.6%	0.8%	1.8%
Recovery percentage(b)	54.1%			57.7%
_________________

(a)	Net annualized credit loss percentage is calculated as a percentage of average retail finance receivables.

(b)
Recovery percentage is a percentage of gross repossession credit losses. Credit losses for the International Segment primarily include the write-down of receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross credit losses is not meaningful.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	March 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$4,427	$4,802	$9,229	$4,051	$4,388	$8,439
Less: allowance for loan losses	(25)	(22)	(47)	(23)	(24)	(47)
Total commercial finance receivables, net	$4,402	$4,780	$9,182	$4,028	$4,364	$8,392
Number of dealers	694	2,147	2,841	656	2,139	2,795
Average carrying amount per dealer	$6	$2	$3	$6	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.5%	0.5%	0.6%	0.5%	0.6%
There were no charge-offs of commercial finance receivables during the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles
At March 31, 2016 and 2015, 99.1% and 98.9% of our operating leases were current with respect to payment status.

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
Cash Flow
During the three months ended March 31, 2016, net cash provided by operating activities increased primarily due to increased lease vehicle income resulting from growth in the leased vehicle portfolio.
During the three months ended March 31, 2016, net cash used by investing activities increased compared to the three months ended March 31, 2015 due to an increase in purchases of leased vehicles of $2.8 billion and an increase in net fundings of commercial finance receivables of $1.1 billion, partially offset by a net decrease in cash invested in retail finance receivables of $357 million, an increase in proceeds received on terminated leases of $296 million and $1.0 billion used for the purchase of our equity interest in SAIC-GMAC in 2015.
During the three months ended March 31, 2016, net cash provided by financing activities increased compared to the three months ended March 31, 2015 primarily due to an increase in borrowings, net of repayments, of $2.2 billion.
Liquidity
Our available liquidity consists of the following (in millions):

	March 31, 2016	December 31, 2015
Cash and cash equivalents(a)	$2,898	$3,061
Borrowing capacity on unpledged eligible assets	8,423	9,697
Borrowing capacity on committed unsecured lines of credit	397	904
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
	$12,718	$14,662
_________________

(a)
Includes $826 million and $756 million in unrestricted cash outside of the U.S. at March 31, 2016 and December 31, 2015. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the three months ended March 31, 2016 available liquidity decreased due primarily to the funding of loan and lease originations in excess of available borrowing capacity, as well as the funding of an intercompany loan.
We have the ability to borrow up to $2.0 billion against each of GM's unsecured revolving credit facilities (a three-year, $5.0 billion facility and a five-year $7.5 billion facility) subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At March 31, 2016, we had no amounts borrowed against either of GM's unsecured revolving facilities.

Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.
At March 31, 2016, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$19,230	$7,650
Revolving commercial asset-secured facilities(b)	3,924	1,063
Total secured	$23,154	$8,713
Unsecured committed facilities(c)	1,620	1,223
Unsecured uncommitted facilities(d)	—	2,323
Total unsecured	$1,620	$3,546
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$25,774	$12,259
_________________

(a)	Includes revolving credit facilities backed by retail finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $612 million and $468 million in unused borrowing capacity on these facilities at March 31, 2016 and December 31, 2015.

See Note 8 - "Debt" to our consolidated financial statements in our Form 10-K for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable
We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date(a)			Original Note Issuance(b)	Note Balance At March 31, 2016
2007	June 2018			$74	$50
2011	March 2019			$900	98
2012	July 2019	-	May 2020	$5,600	956
2013	July 2020	-	October 2021	$6,335	1,703
2014	March 2019	-	September 2022	$10,710	5,529
2015	February 2017	-	December 2023	$14,617	12,114
2016	November 2017	-	February 2022	$3,722	3,623
Total active securitizations					$24,073
Debt issuance costs					(53)
					$24,020
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 8- "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.

Senior Notes, Retail Customer Deposits and Other Unsecured Debt
We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S. and Europe. At March 31, 2016, the par value of our outstanding senior notes was $22.0 billion.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At March 31, 2016, we had $666 million of this type of unsecured debt outstanding. During 2015, we began accepting deposits from retail banking customers in Germany. At March 31, 2016, the outstanding balance of these deposits was $1.6 billion, of which 41% were overnight deposits.
Support Agreement
Due to the rate of increase in our earning assets, as well as the effects of foreign currency translation adjustments, we expect that our earning assets leverage ratio could rise to levels near or slightly exceeding the applicable ratios contained in the Support Agreement at certain points during 2016. Under the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage ratio to within the applicable level. If our levels were to exceed the applicable ratio in 2016, we believe it would be temporary and we would not expect to need any additional funding from GM because we anticipate that our available liquidity would be sufficient to operate our business.
At March 31, 2016, our earning assets leverage ratio was 8.8, and the applicable ratio was 9.5.

FORWARD-LOOKING STATEMENTS
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2015. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
There have been no significant changes in our exposure to interest rate risk since December 31, 2015. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2016. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II

Item 1.	Legal Proceedings
See the discussion under Note 11 - "Commitments and Contingencies" to our condensed consolidated financial statements and the 2015 Form 10-K for information relating to certain legal proceedings.

Item 1A.	Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks factors. There have been no material changes to the risk factors disclosed in 2015 Form 10-K.

Item 6.	Exhibits

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished with this Report

101.INS*	XBRL Instance Document	Filed Herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Filed Herewith
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	April 21, 2016	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer