Form 10-Q
period 2016-06-30
General Motors Financial Company, Inc.
filed 2016-07-21
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2016, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts) (Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$3,102	$3,061
Finance receivables, net (Note 3; Note 8 VIEs)	39,430	36,781
Leased vehicles, net (Note 4; Note 8 VIEs)	28,442	20,172
Restricted cash (Note 5; Note 8 VIEs)	2,010	1,941
Goodwill	1,200	1,189
Equity in net assets of non-consolidated affiliates (Note 6)	879	986
Property and equipment, net of accumulated depreciation of $110 and $91	245	219
Deferred income taxes	307	231
Related party receivables (Note 2)	979	573
Other assets	1,009	751
Total assets	$77,603	$65,904
Liabilities and Shareholder's Equity
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$34,338	$30,689
Unsecured debt (Note 7)	30,162	23,657
Accounts payable and accrued expenses	1,537	1,218
Deferred income	2,035	1,454
Deferred income taxes	251	129
Related party payables (Note 2)	449	362
Other liabilities	358	343
Total liabilities	69,130	57,852
Commitments and contingencies (Note 11)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	6,486	6,484
Accumulated other comprehensive loss (Note 14)	(1,038)	(1,104)
Retained earnings	3,025	2,672
Total shareholder's equity	8,473	8,052
Total liabilities and shareholder's equity	$77,603	$65,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Finance charge income	$826	$848	$1,644	$1,702
Leased vehicle income	1,390	599	2,574	1,030
Other income	76	68	149	137
Total revenue	2,292	1,515	4,367	2,869
Costs and expenses
Salaries and benefits	203	181	396	346
Other operating expenses	140	138	281	279
Total operating expenses	343	319	677	625
Leased vehicle expenses	1,068	467	1,961	794
Provision for loan losses	151	141	347	296
Interest expense	501	391	964	771
Total costs and expenses	2,063	1,318	3,949	2,486
Equity income (Note 6)	37	28	73	56
Income before income taxes	266	225	491	439
Income tax provision	77	39	138	103
Net income	189	186	353	336
Other comprehensive income
Unrealized loss on cash flow hedge, net of tax	(4)	—	(4)	—
Defined benefit plans, net	1	—	—	1
Foreign currency translation adjustment	(83)	105	70	(242)
Other comprehensive (loss) income, net	(86)	105	66	(241)
Comprehensive income	$103	$291	$419	$95
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$2,618	$1,265
Cash flows from investing activities
Purchases of retail finance receivables, net	(8,343)	(8,366)
Principal collections and recoveries on retail finance receivables	6,641	5,716
Net funding of commercial finance receivables	(1,362)	(37)
Purchases of leased vehicles, net	(10,196)	(6,724)
Proceeds from termination of leased vehicles	1,090	468
Acquisition of international operations	—	(1,049)
Disposition of equity interest	—	125
Purchases of property and equipment	(47)	(44)
Change in restricted cash	(72)	(140)
Change in other assets	(4)	17
Net cash used in investing activities	(12,293)	(10,034)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	405	(150)
Borrowings and issuance of secured debt	13,847	9,791
Payments on secured debt	(10,039)	(7,406)
Borrowings and issuance of unsecured debt	7,306	6,697
Payments on unsecured debt	(1,758)	(871)
Debt issuance costs	(83)	(101)
Net cash provided by financing activities	9,678	7,960
Net increase (decrease) in cash and cash equivalents	3	(809)
Effect of foreign exchange rate changes on cash and cash equivalents	38	(95)
Cash and cash equivalents at beginning of period	3,061	2,974
Cash and cash equivalents at end of period	$3,102	$2,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and balances have been eliminated in consolidation.
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 3, 2016 ("Form 10-K").
The condensed consolidated financial statements at June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
Segment Information
We are the wholly-owned captive finance subsidiary of General Motors Company ("GM"). We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments. The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in all other countries. For additional financial information regarding our business segments, see Note 13 - "Segment Reporting."
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
In June 2016 ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), was issued and requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact the adoption of ASU 2016-13 will have on our consolidated financial statements.

Note 2.	Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. We also offer commercial loans to dealers that are consolidated by GM and those balances are included in our finance receivables, net.
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. We also provide funding under lines of credit to GM. During the six months ended June 30, 2016, we advanced $456 million under a new line of credit to GM subsidiary Adam Opel AG, which is included in our net funding of commercial finance receivables on the condensed consolidated statements of cash flows.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
The following tables present related party transactions (in millions):

Balance Sheet Data	June 30, 2016	December 31, 2015
Commercial finance receivables, net due from dealers consolidated by GM(a)	$321	$229
Advances drawn on lines of credit due from GM(b)	$614	$190
Subvention receivable(c)	$365	$383
Commercial loan funding payable(d)	$436	$351

Income Statement Data	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest subvention earned(e)	$109	$85	$212	$163
Leased vehicle subvention earned(f)	$540	$196	$999	$332
_________________

(a)	Included in commercial finance receivables.

(b)	Included in related party receivables.

(c)
Included in related party receivables. We received subvention payments from GM of $1.0 billion and $0.8 billion for the three months ended June 30, 2016 and 2015 and $2.2 billion and $1.3 billion for the six months ended June 30, 2016 and 2015.

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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower of up to $4.0 billion under GM’s corporate revolving credit facilities, which were amended in May 2016. These amendments increased GM's borrowing capacity on its corporate revolving credit facilities from $12.5 billion to $14.5 billion. We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. GM also agreed to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility"). There were no advances outstanding under the Junior Subordinated Revolving Credit Facility at June 30, 2016.
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S.

federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable.  At June 30, 2016 and December 31, 2015, there are no related party taxes payable to GM due to our taxable loss position.
Note 3.    Finance Receivables
The finance receivables portfolio consists of the following (in millions):

	June 30, 2016	December 31, 2015
Retail
Retail finance receivables, collectively evaluated for impairment, net of fees(a)	$29,128	$27,512
Retail finance receivables, individually evaluated for impairment, net of fees	1,733	1,612
Total retail finance receivables(b)	30,861	29,124
Less: allowance for loan losses - collective	(570)	(515)
Less: allowance for loan losses - specific	(244)	(220)
Total retail finance receivables, net	30,047	28,389
Commercial
Commercial finance receivables, collectively evaluated for impairment, net of fees	9,318	8,357
Commercial finance receivables, individually evaluated for impairment, net of fees	115	82
Total commercial finance receivables	9,433	8,439
Less: allowance for loan losses - collective	(41)	(38)
Less: allowance for loan losses - specific	(9)	(9)
Total commercial finance receivables, net	9,383	8,392
Total finance receivables, net	$39,430	$36,781
________________
(a) Includes $1.3 billion and $1.1 billion of direct-financing leases at June 30, 2016 and December 31, 2015.
(b) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $190 million and $179 million at June 30, 2016 and December 31, 2015.
Retail Finance Receivables
Following is a summary of activity in our retail finance receivables portfolio (in millions):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$29,124	$25,623
Purchases	8,339	8,366
Principal collections and other	(6,248)	(5,294)
Charge-offs	(559)	(454)
Foreign currency translation	205	(911)
Ending balance	$30,861	$27,330
A summary of the activity in the allowance for retail loan losses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$796	$692	$735	$655
Provision for loan losses	148	139	345	296
Charge-offs	(266)	(220)	(559)	(454)
Recoveries	133	111	283	233
Foreign currency translation	3	(1)	10	(9)
Ending balance	$814	$721	$814	$721

Retail Credit Quality

We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. At the time of loan origination, substantially all of our international customers have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs.
A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables in the North America Segment is as follows (dollars in millions):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$5,650	29.1%	$4,418	24.4%
Near-prime - FICO Score 620 to 679	3,116	16.0%	2,890	15.9%
Sub-prime - FICO Score less than 620	10,663	54.9%	10,840	59.7%
Balance at end of period	$19,429	100.0%	$18,148	100.0%

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
The following is a consolidated summary of the contractual amounts of retail finance receivables, which is not significantly different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	June 30, 2016		June 30, 2015
	Total	Percent of Contractual Amount Due	Total	Percent of Contractual Amount Due
31 - 60 days	$1,070	3.4%	$1,062	3.6%
Greater than 60 days	465	1.5	452	1.6
Total finance receivables more than 30 days delinquent	1,535	4.9	1,514	5.2
In repossession	51	0.2	46	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,586	5.1%	$1,560	5.4%
The accrual of finance charge income has been suspended on $758 million and $778 million of retail finance receivables (based on contractual amount due) at June 30, 2016 and December 31, 2015.
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
At June 30, 2016 and December 31, 2015, the outstanding balance of retail finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only.

The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	June 30, 2016	December 31, 2015
Outstanding recorded investment	$1,733	$1,612
Less: allowance for loan losses	(244)	(220)
Outstanding recorded investment, net of allowance	$1,489	$1,392
Unpaid principal balance	$1,777	$1,642
Additional information about loans classified as TDRs is presented below (in millions, except for number of loans):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average outstanding recorded investment	$1,696	$1,347	$1,673	$1,309
Finance charge income recognized	$50	$41	$101	$81
Number of loans classified as TDRs during the period	16,133	14,397	30,779	26,124
Recorded investment of loans classified as TDRs during the period	$277	$245	$531	$446
A redefault is when an account meets the requirements for evaluation under our charge-off policy. The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR was insignificant for the three and six months ended June 30, 2016 and 2015.
Commercial Finance Receivables
Following is a summary of activity in our commercial finance receivables portfolio (in millions):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$8,439	$8,072
Net funding	1,032	29
Charge-offs	—	—
Foreign currency translation	(38)	(286)
Ending balance	$9,433	$7,815

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
We regularly review our models to confirm the continued business significance and statistical predictability of the factors and update the models to incorporate new factors or other information that improves statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Groups III, IV, V and VI) dealers. We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary. Dealers in Group VI are subject to additional funding restrictions including suspension of lines of credit and liquidation of assets.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold or leased the vehicle inventory. All receivables from the same dealer customer share the same risk rating.

A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

			June 30, 2016	December 31, 2015
Group I	-	Dealers with superior financial metrics	$1,277	$1,299
Group II	-	Dealers with strong financial metrics	3,105	2,648
Group III	-	Dealers with fair financial metrics	3,087	2,703
Group IV	-	Dealers with weak financial metrics	1,162	1,100
Group V	-	Dealers warranting special mention due to potential weaknesses	609	505
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	193	184
Ending balance			$9,433	$8,439
At June 30, 2016 and December 31, 2015 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2016 and 2015.

Note 4.	Leased Vehicles
The following table presents information regarding our leased vehicles (in millions):

	June 30, 2016	December 31, 2015
Leased vehicles	$39,198	$27,587
Manufacturer incentives	(6,352)	(4,582)
	32,846	23,005
Less: accumulated depreciation	(4,404)	(2,833)
Leased vehicles, net	$28,442	$20,172
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Minimum rental payments under operating leases	$2,392	$4,341	$2,828	$779	$54	$1	$10,395
Note 5.    Restricted Cash
The following table summarizes the components of restricted cash (in millions):

	June 30, 2016	December 31, 2015
Revolving credit facilities	$325	$345
Securitization notes payable	1,669	1,531
Other	16	65
Total restricted cash	$2,010	$1,941
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
We received cash dividends from SAIC-GMAC of $129 million in the six months ended June 30, 2016. At June 30, 2016, we had undistributed earnings of $64 million related to SAIC-GMAC.

Note 7.	Debt
Debt consists of the following (in millions):

	June 30, 2016	December 31, 2015
Secured debt
Revolving credit facilities	$7,914	$7,548
Securitization notes payable	26,424	23,141
Total secured debt	$34,338	$30,689

Unsecured debt
Senior notes	$24,402	$18,973
Credit facilities	3,333	2,759
Retail customer deposits	1,795	1,260
Other unsecured debt	632	665
Total unsecured debt	$30,162	$23,657
Secured Debt
Most of the secured debt was issued by variable interest entities, as further discussed in Note 8 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and leasing related assets.
During the six months ended June 30, 2016, we entered into new credit facilities or renewed credit facilities with a total additional net borrowing capacity of $2.5 billion, and we issued securitization notes payable of $8.4 billion through securitization transactions.
Unsecured Debt
In March 2016, our top-tier holding company issued $2.75 billion in senior notes comprised of $1.5 billion of 4.20% notes due in March 2021 and $1.25 billion of 5.25% notes due in March 2026. All of these notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI").
In May 2016, our top-tier holding company issued $3.0 billion in senior notes comprised of $1.4 billion of 2.40% notes due in May 2019, $1.2 billion of 3.70% notes due in May 2023 and $400 million of floating rate notes due in May 2019. All of these notes are guaranteed solely by AFSI.
Also in May 2016, one of our European subsidiaries issued €500 million of 1.168% notes under our Euro medium term notes program. These notes are due in May 2020 and are guaranteed by our top-tier holding company and AFSI.
Subsequent to June 30, 2016, our top-tier holding company issued $2.0 billion of 3.20% senior notes due in July 2021. These notes are guaranteed solely by AFSI.

During 2015, we began accepting deposits from retail banking customers in Germany. Following is summarized information for our deposits at June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016		December 31, 2015
	Outstanding Balance	Weighted Average Interest Rate	Outstanding Balance	Weighted Average Interest Rate
Overnight deposits	$640	0.60%	$555	1.00%
Term deposits -12 months	558	1.22%	337	1.32%
Term deposits - 24 months	238	1.34%	123	1.44%
Term deposits - 36 months	359	1.55%	245	1.65%
Total deposits	$1,795	1.11%	$1,260	1.25%
Compliance with Debt Covenants
Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At June 30, 2016, we were in compliance with these debt covenants.
Note 8.    Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities related to our consolidated VIEs (in millions):

	June 30, 2016	December 31, 2015
Restricted cash	$1,994	$1,876
Finance receivables, net of fees	$24,596	$24,942
Lease related assets	$17,533	$11,684
Secured debt	$33,281	$29,386
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
Other VIEs
We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The majority voting interests in these entities are indirectly wholly-owned by our parent, GM. The amounts presented below are stated prior to intercompany eliminations and include amounts related to securitizations and credit facilities held by consolidated VIEs.
The following table summarizes the assets and liabilities of these entities (in millions):

	June 30, 2016	December 31, 2015
Assets(a)	$4,700	$3,652
Liabilities(b)	$3,962	$2,941

_________________

(a)	Comprised primarily of finance receivables, net of $3.6 billion and $3.2 billion at June 30, 2016 and December 31, 2015.

(b)	Comprised primarily of debt of $2.9 billion and $2.6 billion at June 30, 2016 and December 31, 2015.
The following table summarizes the revenue and net income of these entities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$61	$40	$108	$81
Net income	$9	$8	$16	$19
Other transfers of finance receivables
Under certain debt agreements, we transfer finance receivables to entities which we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under U.S. GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At June 30, 2016 and December 31, 2015, $1.2 billion and $1.5 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $1.1 billion and $1.4 billion in secured debt was outstanding.

Note 9.	Derivative Financial Instruments and Hedging Activities
Derivative swap and cap agreements consist of the following (in millions):

		June 30, 2016		December 31, 2015
	Level	Notional	Fair Value	Notional	Fair Value
Fair value hedges
Assets
Interest rate swaps(a)(c)	2	$6,450	$70	$—	$—
Liabilities
Interest rate swaps(a)(d)	2	$500	$—	$1,000	$6
Cash flow hedges
Liabilities
Interest rate swaps(b)(d)	3	$1,786	$6	$—	$—
Derivatives not designated as hedges
Assets
Interest rate swaps(b)	3	$5,153	$60	$4,122	$8
Interest rate caps(a)	2	8,028	5	6,327	19
Foreign currency swaps(a)	2	1,307	79	1,460	48
Total assets(c)		$14,488	$144	$11,909	$75
Liabilities
Interest rate swaps(b)	3	$7,874	$42	$8,041	$24
Interest rate caps(a)	2	8,124	5	5,892	19
Total liabilities(d)		$15,998	$47	$13,933	$43
 _________________

(a)	The fair value is based on observable market inputs.

(b)	The fair value is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(c)	Included in other assets on the condensed consolidated balance sheets.

(d)	Included in other liabilities on the condensed consolidated balance sheets.

The following table presents information on the gains/(losses) on derivative instruments included in the condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value hedges
Interest rate contracts(a)
Net interest settlements and accruals	$8	$—	$12	$—
Ineffectiveness(b)	10	—	8	—
Derivatives not designated as hedges
Interest rate contracts(a)	(15)	7	(15)	1
Foreign currency derivatives(c)	96	(58)	165	11
Total	$99	$(51)	$170	$12
 _________________

(a)	Recognized in earnings as interest expense.

(b)
Hedge ineffectiveness reflects the net change in the fair value of interest rate contracts of $74 million and $76 million offset by the change in fair value of hedged debt attributable to the hedged risk of $64 million and $68 million for the three and six months ended June 30, 2016.

(c)	Activity is substantially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.
Cash flow hedges had an insignificant impact on the condensed consolidated statement of income for the three and six months ended June 30, 2016 and 2015.
The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three and six months ended June 30, 2016 and 2015.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in millions):

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents(a)	1	$3,102	$3,102	$3,061	$3,061
Retail finance receivables, net	3	$30,047	$30,448	$28,389	$28,545
Commercial finance receivables, net(b)	2	$9,383	$9,383	$8,392	$8,392
Restricted cash(a)	1	$2,010	$2,010	$1,941	$1,941
Financial liabilities
Secured debt
North America(c)	2	$27,664	$27,855	$23,151	$23,182
International(d)	2	$3,591	$3,593	$3,122	$3,125
International(e)	3	$3,083	$3,082	$4,416	$4,364
Unsecured debt
North America(f)	2	$22,577	$23,185	$17,731	$17,792
International(g)	2	$6,277	$6,320	$4,605	$4,617
International(e)	3	$1,308	$1,314	$1,321	$1,317
_________________

(a)	Cash and cash equivalents bear interest at market rates; therefore, carrying value is considered to be a reasonable estimate of fair value.

(b)	The fair value of commercial finance receivables is assumed to be carrying value, as the receivables generally have variable interest rates and maturities of one year or less.

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
Guarantees of Indebtedness
The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At June 30, 2016 and December 31, 2015, the par value of these senior notes was $24.5 billion and $19.1 billion. See Note 16 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings
As a retail finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At June 30, 2016, we estimated our reasonably possible legal exposure for unfavorable outcomes of up to $98 million and have accrued $37 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $54 million.
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

In the three and six months ended June 30, 2016, income tax expense of $77 million and $138 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. In the three and six months ended June 30, 2015, income tax expense of $39 million and $103 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to releases of uncertain tax positions in various jurisdictions and an increase in certain U.S. federal tax credits.

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

Key financial data for our operating segments were as follows (in millions):

	Three Months Ended June 30, 2016
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,886	$406	$—	$—	$2,292
Operating expenses	215	128	—	—	343
Leased vehicle expenses	1,061	7	—	—	1,068
Provision for loan losses	125	26	—	—	151
Interest expense	337	164	—	—	501
Equity income	—	37	—	—	37
Income before income taxes	$148	$118	$—	$—	$266

	Three Months Ended June 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,085	$430	$4	$(4)	$1,515
Operating expenses	184	135	—	—	319
Leased vehicle expenses	464	3	—	—	467
Provision for loan losses	111	30	—	—	141
Interest expense	193	183	19	(4)	391
Equity income	—	28	—	—	28
Income (loss) before income taxes	$133	$107	$(15)	$—	$225

	Six Months Ended June 30, 2016
	North America	International	Corporate	Eliminations	Total
Total revenue	$3,574	$793	$(1)	$1	$4,367
Operating expenses	416	261	—	—	677
Leased vehicle expenses	1,949	12	—	—	1,961
Provision for loan losses	302	45	—	—	347
Interest expense	642	321	—	1	964
Equity income	—	73	—	—	73
Income (loss) before income taxes	$265	$227	$(1)	$—	$491

	Six Months Ended June 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,991	$878	$11	$(11)	$2,869
Operating expenses	345	280	—	—	625
Leased vehicle expenses	790	4	—	—	794
Provision for loan losses	229	67	—	—	296
Interest expense	358	389	35	(11)	771
Equity income	—	56	—	—	56
Income (loss) before income taxes	$269	$194	$(24)	$—	$439

	June 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Finance receivables, net	$23,546	$15,884	$39,430	$21,558	$15,223	$36,781
Leased vehicles, net	$28,278	$164	$28,442	$20,086	$86	$20,172
Total assets	$57,913	$19,690	$77,603	$47,419	$18,485	$65,904

Note 14.	Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized loss on cash flow hedge
Beginning balance	$—	$—	$—	$—
Change in value of cash flow hedge, net of tax	(4)	—	(4)	—
Ending balance	(4)	—	(4)	—
Defined benefit plans, net
Beginning balance	(14)	(10)	(13)	(11)
Unrealized gain on subsidiary pension, net of tax	1	—	—	1
Ending balance	(13)	(10)	(13)	(10)
Foreign currency translation adjustment
Beginning balance	(938)	(769)	(1,091)	(422)
Translation (loss) income	(83)	105	70	(242)
Ending balance	(1,021)	(664)	(1,021)	(664)
Total accumulated other comprehensive loss	$(1,038)	$(674)	$(1,038)	$(674)

Note 15.	Regulatory Capital
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
Total assets of our regulated international banks and finance companies were approximately $12.5 billion and $11.1 billion at June 30, 2016 and December 31, 2015.

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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.
We determined that a revision was required to correct the classification of certain intercompany amounts between General Motors Financial Company, Inc. and Guarantor and Non-Guarantor Subsidiaries that were previously being presented net within the change in the due from/due to affiliates line item in the condensed consolidating balance sheet in the financing activities section of the condensed consolidating statements of cash flows for the six months ended June 30, 2015. As a result, correcting adjustments have been made from what was previously reported to (1) reclassify $3.9 billion of the net change in the due from affiliates for General Motors Financial Company, Inc. within the condensed consolidating statements of cash flows to the investing activities section; and (2) reclassify $3.2 billion of the net change in the due from affiliates for the Guarantor within the condensed consolidating statements of cash flows to the investing activities section. In addition, reclassifications have been made solely within the investing activities section of the condensed consolidating statements of cash flows to separately present cash flow activities related to repurchases by the Guarantor of receivables that had previously been transferred to Non-Guarantor Subsidiaries of $762 million. These adjustments had no effect on the consolidated financial statements at or for the three and six months ended June 30, 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2016
(In millions) (Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,209	$893	$—	$3,102
Finance receivables, net	—	6,805	32,625	—	39,430
Leased vehicles, net	—	—	28,442	—	28,442
Restricted cash	—	14	1,996	—	2,010
Goodwill	1,095	—	105	—	1,200
Equity in net assets of non-consolidated affiliates	—	—	879	—	879
Property and equipment, net	—	119	126	—	245
Deferred income taxes	340	—	264	(297)	307
Related party receivables	—	27	952	—	979
Other assets	20	361	767	(139)	1,009
Due from affiliates	20,087	10,514	—	(30,601)	—
Investment in affiliates	9,127	6,082	—	(15,209)	—
Total assets	$30,669	$26,131	$67,049	$(46,246)	$77,603
Liabilities and Shareholder's Equity
Liabilities
Secured debt	$—	$—	$34,477	$(139)	$34,338
Unsecured debt	21,887	—	8,275	—	30,162
Accounts payable and accrued expenses	244	385	908	—	1,537
Deferred income	—	—	2,035	—	2,035
Deferred income taxes	—	392	156	(297)	251
Related party payables	1	—	448	—	449
Other liabilities	64	15	279	—	358
Due to affiliates	—	20,042	10,559	(30,601)	—
Total liabilities	22,196	20,834	57,137	(31,037)	69,130
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,486	79	5,754	(5,833)	6,486
Accumulated other comprehensive loss	(1,038)	(138)	(1,022)	1,160	(1,038)
Retained earnings	3,025	5,356	4,482	(9,838)	3,025
Total shareholder's equity	8,473	5,297	9,912	(15,209)	8,473
Total liabilities and shareholder's equity	$30,669	$26,131	$67,049	$(46,246)	$77,603

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

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2016
(In millions) (Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$118	$708	$—	$826
Leased vehicle income	—	—	1,390	—	1,390
Other income	—	210	29	(163)	76
Total revenue	—	328	2,127	(163)	2,292
Costs and expenses
Salaries and benefits	—	140	63	—	203
Other operating expenses	—	53	185	(98)	140
Total operating expenses	—	193	248	(98)	343
Leased vehicle expenses	—	—	1,068	—	1,068
Provision for loan losses	—	77	74	—	151
Interest expense	265	(91)	392	(65)	501
Total costs and expenses	265	179	1,782	(163)	2,063
Equity income	336	168	37	(504)	37
Income before income taxes	71	317	382	(504)	266
Income tax (benefit) provision	(118)	68	127	—	77
Net income	$189	$249	$255	$(504)	$189

Comprehensive income	$103	$247	$169	$(416)	$103

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

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2016
(In millions) (Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$217	$1,427	$—	$1,644
Leased vehicle income	—	—	2,574	—	2,574
Other income	(1)	415	44	(309)	149
Total revenue	(1)	632	4,045	(309)	4,367
Costs and expenses
Salaries and benefits	—	275	121	—	396
Other operating expenses	(4)	121	355	(191)	281
Total operating expenses	(4)	396	476	(191)	677
Leased vehicle expenses	—	—	1,961	—	1,961
Provision for loan losses	—	180	167	—	347
Interest expense	441	(121)	762	(118)	964
Total costs and expenses	437	455	3,366	(309)	3,949
Equity income	591	336	73	(927)	73
Income before income taxes	153	513	752	(927)	491
Income tax (benefit) provision	(200)	80	258	—	138
Net income	$353	$433	$494	$(927)	$353

Comprehensive income	$419	$470	$567	$(1,037)	$419

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

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016
(In millions) (Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(218)	$(151)	$2,987	$—	$2,618
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(8,110)	(8,423)	8,190	(8,343)
Principal collections and recoveries on retail finance receivables	—	780	5,861	—	6,641
Proceeds from transfer of retail finance receivables, net	—	5,250	2,940	(8,190)	—
Net funding of commercial finance receivables	—	(124)	(1,238)	—	(1,362)
Purchases of leased vehicles, net	—	—	(10,196)	—	(10,196)
Proceeds from termination of leased vehicles	—	—	1,090	—	1,090
Purchases of property and equipment	—	(35)	(12)	—	(47)
Change in restricted cash	—	46	(118)	—	(72)
Change in other assets	—	(139)	(4)	139	(4)
Net change in due from affiliates	(4,503)	(2,958)	—	7,461	—
Net change in investment in affiliates	6	723	—	(729)	—
Net cash used in investing activities	(4,497)	(4,567)	(10,100)	6,871	(12,293)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	405	—	405
Borrowings and issuance of secured debt	—	—	13,986	(139)	13,847
Payments on secured debt	—	—	(10,039)	—	(10,039)
Borrowings and issuance of unsecured debt	5,740	—	1,566	—	7,306
Payments on unsecured debt	(1,000)	—	(758)	—	(1,758)
Net capital contributions	—	—	(729)	729	—
Debt issuance costs	(25)	—	(58)	—	(83)
Net change in due to affiliates	—	4,668	2,793	(7,461)	—
Net cash provided by financing activities	4,715	4,668	7,166	(6,871)	9,678
Net increase (decrease) in cash and cash equivalents	—	(50)	53	—	3
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	38	—	38
Cash and cash equivalents at beginning of period	—	2,259	802	—	3,061
Cash and cash equivalents at end of period	$—	$2,209	$893	$—	$3,102

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015
(In millions) (Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(102)	$150	$1,217	$—	$1,265
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(5,684)	(6,823)	4,141	(8,366)
Principal collections and recoveries on retail finance receivables	—	246	5,470	—	5,716
Proceeds from transfer of retail finance receivables, net	—	3,380	761	(4,141)	—
Net funding of commercial finance receivables	—	139	(176)	—	(37)
Purchases of leased vehicles, net	—	—	(6,724)	—	(6,724)
Proceeds from termination of leased vehicles	—	—	468	—	468
Acquisition of international operations	(513)	(536)	—	—	(1,049)
Disposition of equity interest	—	125	—	—	125
Purchases of property and equipment	—	(12)	(32)	—	(44)
Change in restricted cash	—	(13)	(127)	—	(140)
Change in other assets	—	—	17	—	17
Net change in due from affiliates	(3,983)	(3,225)	—	7,208	—
Net change in investment in affiliates	(6)	(355)	—	361	—
Net cash used in investing activities	(4,502)	(5,935)	(7,166)	7,569	(10,034)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	(150)	—	(150)
Borrowings and issuance of secured debt	—	—	9,791	—	9,791
Payments on secured debt	—	—	(7,406)	—	(7,406)
Borrowings and issuance of unsecured debt	4,640	—	2,057	—	6,697
Payments on unsecured debt	—	—	(871)	—	(871)
Net capital contributions	—	—	361	(361)	—
Debt issuance costs	(36)	—	(65)	—	(101)
Net change in due to affiliates	—	4,680	2,528	(7,208)	—
Net cash provided by financing activities	4,604	4,680	6,245	(7,569)	7,960
Net increase (decrease) in cash and cash equivalents	—	(1,105)	296	—	(809)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(95)	—	(95)
Cash and cash equivalents at beginning of period	—	2,266	708	—	2,974
Cash and cash equivalents at end of period	$—	$1,161	$909	$—	$2,070

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K.
Retail
Our automobile finance programs in the North America Segment include full credit spectrum lending and leasing offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Therefore, we generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. We finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low mileage used vehicles.
The retail lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles, predominantly for customers with prime credit scores. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage.
We have expanded our leasing and prime lending programs through GM-franchised dealerships in North America; therefore, leasing and prime lending have become an increasingly large percentage of our originations and retail portfolio balance. We have been the exclusive subvented lease provider for GM in the U.S. since April 2015 and the exclusive subvented loan provider for GM in the U.S. since January 2016. We define prime lending as lending to customers with FICO scores or equivalents of 680 and greater, near-prime lending as lending to customers with FICO scores or equivalents of 620 to 679, and sub-prime lending as lending to customers with FICO scores or equivalents of less than 620. The following table presents our retail loan and lease originations in North America by FICO score band or equivalents (in millions):

	Six Months Ended June 30,
	2016		2015
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$12,554	68.6%	$7,966	59.0%
Near-prime - FICO Score 620 to 679	2,412	13.2	2,345	17.3
Sub-prime - FICO Score less than 620	3,326	18.2	3,198	23.7
Total originations	$18,292	100.0%	$13,509	100.0%
The following table summarizes the number of vehicles, by type that are included in Note 4 - "Leased Vehicles" to the condensed consolidated financial statements, of which the North America Segment accounted for approximately 99% at June 30, 2016 and 2015:

	June 30,
	2016		2015
	Number	Percentage	Number	Percentage
Cars	369,912	33.8%	191,094	37.4%
Trucks	179,624	16.4	67,738	13.2
Crossovers	545,063	49.8	252,504	49.4
Total	1,094,599	100.0%	511,336	100.0%

The following table summarizes additional information for North America operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating leases originated (a)	170,592	152,768	355,869	233,852
Operating leases terminated (b)	31,346	14,787	57,783	25,924
Operating lease vehicles returned (c)	14,306	5,039	26,982	10,287
Return rate (d)	46%	34%	47%	40%
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

(d)
Return rates are calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated. Due to the age and size of our lease portfolio, the current return rates are lower than we expect them to become as our lease portfolio grows and matures.

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
We establish new and used vehicle inventory credit lines at the time of dealer account acquisition, subject to revision as part of subsequent credit reviews. The maximum availability on these credit lines is based upon a dealer’s monthly vehicle sales rate and financial strength at the time of account acquisition or periodic review, as applicable. At times, a dealer’s vehicle inventory needs may exceed its credit line availability for a number of reasons, such as seasonal factory build-out, planned marketing events, reductions in sales, or other business and seasonal factors. When a dealer's needs require that its outstanding balance be allowed to exceed the maximum availability under its credit line(s), we may accept a temporary overline situation, reallocate credit amounts among existing lines, temporarily or permanently increase the dealer's credit line(s), or suspend the dealer's credit lines(s). The action we take depends on communications with the dealer, analysis of the dealer's financial condition and the underlying cause of the need for the overline.
Financing
We primarily finance our loan, lease and commercial originations through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, through the issuance of unsecured debt in the public markets and by accepting deposits from retail banking customers in Germany. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk. We may issue debt globally in order to enhance investor diversification and support financing needs for North America. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our U.S., Canadian and Latin American operations are funded locally. Our European operations obtain most of their funding from local sources and also borrow funds from affiliated companies.

RESULTS OF OPERATIONS
In our tabular presentation of the changes in results between financial periods, we provide the following information:  (i) the amount of change excluding the impact of foreign currency translation (“FX”); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation was derived by translating current year results at the average of prior year exchange rates, and was driven by the appreciation of the U.S. Dollar against the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact.
In June 2016, the United Kingdom ("U.K.") held its referendum on continued membership in the European Union and voted to leave. This result did not have a material impact on the results of operations for the three months ended June 30, 2016, however, this result has adversely impacted the British Pound and the uncertainty has put strain on the U.K. automotive industry. If current post-referendum market conditions are sustained for an extended period of time, it could have an impact on the results of our operations, which we do not expect to be material for the second half of 2016.
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Average Earning Assets:
Average earning assets were as follows (dollars in millions, except where noted):

	Three Months Ended June 30,
	2016			2015			2016 vs. 2015
	North America	International(a)	Total	North America	International(a)	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$19,078	$11,491	$30,569	$14,927	$11,666	$26,593	$4,716	$(740)	$3,976	15.0%
Average commercial finance receivables	4,614	4,672	9,286	3,359	4,301	7,660	1,849	(223)	1,626	21.2%
Average finance receivables	23,692	16,163	39,855	18,286	15,967	34,253	6,565	(963)	5,602	16.4%
Average leased vehicles, net	26,311	141	26,452	10,826	50	10,876	15,648	(72)	15,576	143.2%
Average earning assets	$50,003	$16,304	$66,307	$29,112	$16,017	$45,129	$22,213	$(1,035)	$21,178	46.9%

Retail finance receivables purchased	$2,545	$1,651	$4,196	$2,642	$1,646	$4,288	$43	$(135)	$(92)	(2.1)%
Average new retail loan size (in dollars)	$26,585	$11,747		$25,467	$12,675
Leased vehicles purchased	$6,447	$69	$6,516	$5,587	$20	$5,607	$926	$(17)	$909	16.2%
Average new lease size (in dollars)	$37,792	$23,665		$36,578	$21,529
_________________

(a)	Average balances for the International Segment are calculated using the monthly ending balances.
Average earning assets increased in the North America Segment as a result of the continued increase of our share of GM's business in that segment. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which was implemented on a brand-by-brand basis between February and April 2015.
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the three months ended June 30, 2016 decreased to 7.8% from 8.9% during the prior period, and the average new retail loan size increased. These changes are primarily due to the expansion of our prime lending program and our exclusive loan subvention arrangement in the U.S. with GM, resulting in higher volumes of originations of loans for new vehicles, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.

Revenue:
Revenues were as follows (dollars in millions):

	Three Months Ended June 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$450	$269	$719	$446	$301	$747	$2	$(30)	$(28)	(3.7)%
Commercial finance receivables	$36	$71	$107	$26	$75	$101	$11	$(5)	$6	5.9%
Leased vehicle income	$1,381	$9	$1,390	$596	$3	$599	$798	$(7)	$791	132.1%
Other income	$19	$57	$76	$17	$51	$68	$(8)	$16	$8	11.8%
Effective yield - retail finance receivables	9.5%	9.4%	9.5%	12.0%	10.3%	11.3%
Effective yield - commercial finance receivables	3.1%	6.1%	4.6%	3.1%	7.0%	5.3%
In the North America Segment, finance charge income on retail finance receivables remained flat for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, as the growth in the portfolio was substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended June 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$215	$128	$343	$184	$135	$319	$34	$(10)	$24	7.5%
Leased vehicle expenses	$1,061	$7	$1,068	$464	$3	$467	$606	$(5)	$601	128.7%
Provision for loan losses	$125	$26	$151	$111	$30	$141	$14	$(4)	$10	7.1%
Interest expense(a)	$337	$164	$501	$216	$175	$391	$128	$(18)	$110	28.1%
Average debt outstanding	$48,083	$14,439	$62,522	$28,569	$13,493	$42,062	$21,230	$(770)	$20,460	48.6%
Effective rate of interest on debt	2.8%	4.6%	3.2%	3.0%	5.2%	3.7%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore may not agree with amounts presented in Note 13 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.
Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets were 2.1% and 2.8% for the three months ended June 30, 2016 and 2015.
Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.

Provision for Loan Losses
The provision for retail loan losses increased primarily due to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for loan losses decreased to 1.9% for the three months ended June 30, 2016 from 2.1% for the three months ended June 30, 2015, primarily due to the improved credit mix of the portfolio. The provision for commercial loan losses was insignificant for the three months ended June 30, 2016 and 2015.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 33.6% and 19.8% of income before income taxes and equity income for the three months ended June 30, 2016 and 2015. The increase in the effective tax rate was primarily due to tax benefits related to releases of uncertain tax positions in various jurisdictions and an increase in certain U.S. federal tax credits recorded in the three months ended June 30, 2015.
Other Comprehensive Income:
Foreign Currency Translation Adjustment
Foreign currency translation adjustments included in other comprehensive income (loss) were $(83) million and $105 million for three months ended June 30, 2016 and 2015. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
In June 2016, the U.K. held its referendum on continued membership in the European Union and voted to leave. This result did not have a material impact on the results of operations for the six months ended June 30, 2016, however, this result has adversely impacted the British Pound and the uncertainty has put strain on the U.K. automotive industry. If current post-referendum market conditions are sustained for an extended period of time, it could have an impact on the results of our operations, which we do not expect to be material for the second half of 2016.
Average Earning Assets:
Average earning assets were as follows (dollars in millions, except where noted):

	Six Months Ended June 30,
	2016			2015			2016 vs. 2015
	North America	International(a)	Total	North America	International(a)	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$18,850	$11,193	$30,043	$14,396	$11,822	$26,218	$4,610	$(785)	$3,825	14.6%
Average commercial finance receivables	4,352	4,560	8,912	3,248	4,406	7,654	1,429	(171)	1,258	16.4%
Average finance receivables	23,202	15,753	38,955	17,644	16,228	33,872	6,039	(956)	5,083	15.0%
Average leased vehicles, net	24,226	120	24,346	9,387	43	9,430	15,043	(127)	14,916	158.2%
Average earning assets	$47,428	$15,873	$63,301	$27,031	$16,271	$43,302	$21,082	$(1,083)	$19,999	46.2%

Retail finance receivables purchased	$5,125	$3,214	$8,339	$4,915	$3,451	$8,366	$323	$(350)	$(27)	(0.3)%
Average new retail loan size (in dollars)	$27,022	$11,589		$24,807	$12,448
Leased vehicles purchased	$13,167	$101	$13,268	$8,594	$37	$8,631	$4,676	$(39)	$4,637	53.7%
Average new lease size (in dollars)	$37,000	$22,383		$36,751	$21,431
_________________

(a)	Average balances for the International Segment are calculated using the monthly ending balances.
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
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the six months ended June 30, 2016 decreased to 7.5% from 9.4% during the prior period, and the average new retail loan size increased. These changes are primarily due to the expansion of our prime lending program and our exclusive loan subvention arrangement in the U.S. with GM, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.

Revenue:
Revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$903	$529	$1,432	$882	$618	$1,500	$22	$(90)	$(68)	(4.5)%
Commercial finance receivables	$68	$144	$212	$48	$154	$202	$25	$(15)	$10	5.0%
Leased vehicle income	$2,559	$15	$2,574	$1,025	$5	$1,030	$1,563	$(19)	$1,544	149.9%
Other income	$44	$105	$149	$36	$101	$137	$8	$4	$12	8.8%
Effective yield - retail finance receivables	9.6%	9.5%	9.6%	12.4%	10.5%	11.5%
Effective yield - commercial finance receivables	3.1%	6.4%	4.8%	3.0%	7.0%	5.3%
In the North America Segment, finance charge income on retail finance receivables increased slightly for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as the growth in the portfolio was substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to a decrease in the average annual percentage rate on new originations as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Six Months Ended June 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$416	$261	$677	$345	$280	$625	$80	$(28)	$52	8.3%
Leased vehicle expenses	$1,949	$12	$1,961	$790	$4	$794	$1,180	$(13)	$1,167	147.0%
Provision for loan losses	$302	$45	$347	$229	$67	$296	$59	$(8)	$51	17.2%
Interest expense(a)	$642	$322	$964	$402	$369	$771	$255	$(62)	$193	25.0%
Average debt outstanding	$45,592	$13,965	$59,557	$26,631	$13,622	$40,253	$20,140	$(836)	$19,304	48.0%
Effective rate of interest on debt	2.8%	4.6%	3.3%	3.0%	5.5%	3.9%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore may not agree with amounts presented in Note 13 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.
Operating Expenses
The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets were 2.2% and 2.9% for the six months ended June 30, 2016 and 2015.
Leased Vehicle Expenses
Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.

Provision for Loan Losses
The provision for retail loan losses increased primarily due to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for loan losses was 2.3% for the six months ended June 30, 2016 and 2015. The provision for commercial loan losses was insignificant for the six months ended June 30, 2016 and 2015.
Interest Expense
Interest expense increased primarily due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes
Our consolidated effective income tax rate was 33.0% and 26.9% of income before income taxes and equity income for the six months ended June 30, 2016 and 2015. The increase in the effective tax rate was  primarily due to tax benefits related to releases of uncertain tax positions in various jurisdictions and an increase in certain U.S. federal tax credits recorded in the six months ended June 30, 2015.
Other Comprehensive Income:
Foreign Currency Translation Adjustment
Foreign currency translation adjustments included in other comprehensive income (loss) were $70 million and $(242) million for six months ended June 30, 2016 and 2015. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

CREDIT QUALITY
Retail Finance Receivables
The following tables present certain data related to the retail finance receivables portfolio (dollars in millions, except where noted):

	June 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Retail finance receivables, net of fees	$19,429	$11,432	$30,861	$18,148	$10,976	$29,124
Less: allowance for loan losses	(687)	(127)	(814)	(618)	(117)	(735)
Retail finance receivables, net	$18,742	$11,305	$30,047	$17,530	$10,859	$28,389
Number of outstanding contracts	1,002,709	1,597,296	2,600,005	955,094	1,563,831	2,518,925
Average amount of outstanding contracts (in dollars)(a)	$19,377	$7,157	$11,870	$19,001	$7,019	$11,562
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.5%	1.1%	2.6%	3.4%	1.1%	2.5%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.

Delinquency
The following is a summary of the contractual amounts of delinquent retail finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off (dollars in millions):

	June 30, 2016				June 30, 2015
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$958	$112	$1,070	3.4%	$917	$145	$1,062	3.6%
Greater than 60 days	356	109	465	1.5	318	134	452	1.6
Total finance receivables more than 30 days delinquent	1,314	221	1,535	4.9	1,235	279	1,514	5.2
In repossession	42	9	51	0.2	39	7	46	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,356	$230	$1,586	5.1%	$1,274	$286	$1,560	5.4%
Deferrals
In accordance with our policies and guidelines in the North America Segment, we, at times, offer payment deferrals to retail customers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 5.1% and 6.3% for the three months ended June 30, 2016 and 2015 and 5.1% and 5.9% for the six months ended June 30, 2016 and 2015. Deferrals in the International Segment are insignificant.
Troubled Debt Restructurings
See Note 3 - "Finance Receivables" to our condensed consolidated financial statements in this Form 10-Q for further discussion of TDRs.

Net Charge-offs
The following table presents charge-off data with respect to our retail finance receivables portfolio (dollars in millions):

	Three Months Ended June 30,
	2016			2015
	North America	International	Total	North America	International	Total
Charge-offs	$228	$38	$266	$188	$32	$220
Less: recoveries	(121)	(12)	(133)	(100)	(11)	(111)
Net charge-offs	$107	$26	$133	$88	$21	$109
Net annualized charge-off percentage(a)	2.3%	0.9%	1.7%	2.4%	0.7%	1.6%
Recovery percentage(b)	54.8%			58.8%

	Six Months Ended June 30,
	2016			2015
	North America	International	Total	North America	International	Total
Charge-offs	$487	$72	$559	$388	$66	$454
Less: recoveries	(260)	(23)	(283)	(210)	(23)	(233)
Net charge-offs	$227	$49	$276	$178	$43	$221
Net annualized charge-off percentage(a)	2.4%	0.9%	1.8%	2.5%	0.7%	1.7%
Recovery percentage(b)	54.4%			58.2%
_________________

(a)	Net annualized charge-off percentage is calculated as a percentage of average retail finance receivables.

(b)
Recovery percentage is a percentage of gross repossession charge-offs. Charge-offs for the International Segment primarily include the write-down of receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross charge-offs is not meaningful.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	June 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$4,833	$4,600	$9,433	$4,051	$4,388	$8,439
Less: allowance for loan losses	(29)	(21)	(50)	(23)	(24)	(47)
Total commercial finance receivables, net	$4,804	$4,579	$9,383	$4,028	$4,364	$8,392
Number of dealers	721	2,146	2,867	656	2,139	2,795
Average carrying amount per dealer	$7	$2	$3	$6	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.5%	0.5%	0.6%	0.5%	0.6%
There were no charge-offs of commercial finance receivables during the three and six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles
At June 30, 2016 and 2015, 99.0% and 98.8% of our operating leases were current with respect to payment status.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income and proceeds from sales of terminated leased vehicles, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses, interest costs and business acquisitions.
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
Cash Flow
During the six months ended June 30, 2016, net cash provided by operating activities increased primarily due to increased lease vehicle income resulting from growth in the leased vehicle portfolio.
During the six months ended June 30, 2016, net cash used in investing activities increased compared to the six months ended June 30, 2015 due to an increase in purchases of leased vehicles of $3.5 billion and an increase in net fundings of commercial finance receivables of $1.3 billion, partially offset by increased collections on retail finance receivables of $925 million, an increase in proceeds received on terminated leases of $622 million and $924 million used for the purchase of our equity interest in SAIC-GMAC in 2015.
During the six months ended June 30, 2016, net cash provided by financing activities increased compared to the six months ended June 30, 2015 primarily due to an increase in borrowings, net of repayments, of $1.7 billion.
Liquidity
Our available liquidity consists of the following (in millions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents(a)	$3,102	$3,061
Borrowing capacity on unpledged eligible assets	10,698	9,697
Borrowing capacity on committed unsecured lines of credit	635	904
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available liquidity	$15,435	$14,662
_________________

(a)
Includes $849 million and $756 million in unrestricted cash outside of the U.S. at June 30, 2016 and December 31, 2015. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the six months ended June 30, 2016 available liquidity increased due primarily to additional capacity on new and renewed secured credit facilities, as well as increased borrowing capacity resulting from the issuance of unsecured debt and from increased retail deposits.
We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At June 30, 2016, we had no amounts borrowed under either of GM's unsecured revolving credit facilities.
Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.
At June 30, 2016, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$20,973	$7,072
Revolving commercial asset-secured facilities(b)	3,835	842
Total secured	24,808	7,914
Unsecured committed facilities(c)	1,507	872
Unsecured uncommitted facilities(d)	2,461	2,461
Total unsecured	3,968	3,333
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$29,776	$11,247
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $516 million in unused borrowing capacity on these facilities at June 30, 2016.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $913 million in unused borrowing capacity on these facilities at June 30, 2016.

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
Securitization Notes Payable
We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date(a)			Original Note Issuance(b)	Note Balance At June 30, 2016
2012	August 2019	-	May 2020	$4,600	$709
2013	July 2020	-	October 2021	$5,655	1,429
2014	March 2019	-	September 2022	$10,710	4,723
2015	February 2017	-	December 2023	$14,458	11,000
2016	May 2019	-	June 2024	$9,133	8,625
Total active securitizations					26,486
Debt issuance costs					(62)
					$26,424
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 8 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.

Senior Notes, Retail Customer Deposits and Other Unsecured Debt
We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S. and Europe. At June 30, 2016, the par value of our outstanding senior notes was $24.5 billion.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At June 30, 2016, we had $632 million of this type of unsecured debt outstanding. During 2015, we began accepting deposits from retail banking customers in Germany. At June 30, 2016, the outstanding balance of these deposits was $1.8 billion, of which 36% were overnight deposits.
Support Agreement
We expect that our earning assets leverage ratio could rise to levels near or slightly exceeding the applicable ratios contained in the Support Agreement as of the September 30, 2016 measurement date. Under the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage ratio to within the applicable level. While we anticipate that our available liquidity will be sufficient to operate our business, if our leverage ratio were to exceed the applicable level as of September 30, 2016, we believe it would be temporary, and we intend to borrow on the Junior Subordinated Revolving Credit Facility as needed to maintain the leverage ratio to within the applicable level.
At June 30, 2016, our earning assets leverage ratio was 9.3, and the applicable ratio was 9.5.

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

•
GM's ability to sell new vehicles that we finance in the markets we serve in North America, Latin America, China and Europe, particularly in the U.K. where automobile sales may be negatively impacted due to the passage of the referendum to discontinue membership in the European Union;

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
There have been no significant changes in our exposure to interest rate risk since December 31, 2015. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Form 10-K.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2016. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at June 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II

Item 1.	Legal Proceedings
See the discussion under Note 11 - "Commitments and Contingencies" to our condensed consolidated financial statements for information relating to certain legal proceedings.

Item 1A.	Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks factors. There have been no material changes to the risk factors disclosed in 2015 Form 10-K.

Item 6.	Exhibits

3.1	Certificate of Amendment to the Amended and Restated Certificate of Formation of General Motors Financial Company, Inc.	Filed Herewith

3.2	Second Amended and Restated Bylaws of General Motors Financial Company, Inc.	Filed Herewith

10.1*
Second Amended and Restated Three Year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the other subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco do Brasil S.A., as administrative agent for the Brazilian lenders, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2016
Incorporated by Reference

10.2*
Second Amended and Restated Five Year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the other subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco do Brasil S.A., as administrative agent for the Brazilian lenders, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 2, 2016
Incorporated by Reference

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished with this Report

101.INS**	XBRL Instance Document	Filed Herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE**	XBRL Taxonomy Presentation Linkbase Document	Filed Herewith
__________

*	Portions of this exhibit has been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934 and filed separately with the SEC.
**    Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
Instruments defining the rights of holders of certain issues of long-term debt of General Motors Financial Company, Inc. have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of General Motors Financial Company, Inc. General Motors Financial Company, Inc. will furnish a copy of each such instrument to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	July 21, 2016	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer