Form 10-Q
period 2016-09-30
General Motors Financial Company, Inc.
filed 2016-10-25
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________________ to ________________
Commission file number 1-10667
______________________________________________
General Motors Financial Company, Inc.
(Exact name of registrant as specified in its charter)

State of Texas	75-2291093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2016, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$2,588	$3,061
Finance receivables, net (Note 3; Note 8 VIEs)	41,132	36,781
Leased vehicles, net (Note 4; Note 8 VIEs)	31,775	20,172
Restricted cash (Note 5; Note 8 VIEs)	2,055	1,941
Goodwill	1,198	1,189
Equity in net assets of non-consolidated affiliates (Note 6)	940	986
Property and equipment, net of accumulated depreciation of $121 and $91	253	219
Deferred income taxes	310	231
Related party receivables (Note 2)	850	573
Other assets	1,010	751
Total assets	$82,111	$65,904
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$35,237	$30,689
Unsecured debt (Note 7)	33,526	23,657
Accounts payable and accrued expenses	1,419	1,218
Deferred income	2,226	1,454
Deferred income taxes	299	129
Related party payables (Note 2)	407	362
Other liabilities	379	343
Total liabilities	73,493	57,852
Commitments and contingencies (Note 10)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	6,495	6,484
Accumulated other comprehensive loss (Note 13)	(1,049)	(1,104)
Retained earnings	3,172	2,672
Total shareholder's equity	8,618	8,052
Total liabilities and shareholder's equity	$82,111	$65,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Finance charge income	$837	$842	$2,481	$2,544
Leased vehicle income	1,590	797	4,164	1,827
Other income	72	68	221	205
Total revenue	2,499	1,707	6,866	4,576
Costs and expenses
Salaries and benefits	223	185	619	531
Other operating expenses	169	135	450	414
Total operating expenses	392	320	1,069	945
Leased vehicle expenses	1,202	629	3,163	1,423
Provision for loan losses	172	144	519	440
Interest expense	541	412	1,505	1,183
Total costs and expenses	2,307	1,505	6,256	3,991
Equity income (Note 6)	36	29	109	85
Income before income taxes	228	231	719	670
Income tax provision (Note 11)	81	52	219	155
Net income	147	179	500	515
Other comprehensive (loss) income, net of tax
Unrealized loss on cash flow hedges	(1)	—	(5)	—
Defined benefit plans	—	—	—	1
Foreign currency translation adjustment	(10)	(282)	60	(524)
Other comprehensive (loss) income, net of tax	(11)	(282)	55	(523)
Comprehensive income (loss)	$136	$(103)	$555	$(8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$3,856	$2,167
Cash flows from investing activities
Purchases of retail finance receivables, net	(13,252)	(13,099)
Principal collections and recoveries on retail finance receivables	9,904	8,718
Net funding of commercial finance receivables	(1,682)	(179)
Purchases of leased vehicles, net	(15,030)	(11,258)
Proceeds from termination of leased vehicles	1,801	662
Acquisition of international operations	—	(1,049)
Disposition of equity interest	—	125
Purchases of property and equipment	(71)	(64)
Change in restricted cash	(123)	(236)
Other investing activities	(3)	24
Net cash used in investing activities	(18,456)	(16,356)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	497	539
Borrowings and issuance of secured debt	19,404	15,095
Payments on secured debt	(14,599)	(10,903)
Borrowings and issuance of unsecured debt	11,299	9,559
Payments on unsecured debt	(2,386)	(1,195)
Debt issuance costs	(119)	(124)
Net cash provided by financing activities	14,096	12,971
Net decrease in cash and cash equivalents	(504)	(1,218)
Effect of foreign exchange rate changes on cash and cash equivalents	31	(154)
Cash and cash equivalents at beginning of period	3,061	2,974
Cash and cash equivalents at end of period	$2,588	$1,602
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
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 3, 2016 ("Form 10-K"). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Recently Issued Accounting Standards Not Yet Adopted In February 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2016-02, “Leases” (ASU 2016-02), which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.
In June 2016 the FASB issued Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact the adoption of ASU 2016-13 will have on our consolidated financial statements.
Note 2. Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. We also offer commercial loans to dealers that are consolidated by GM and those balances are included in our finance receivables, net.
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. We also provide funding under lines of credit to GM, which are included in our net funding of commercial finance receivables on the condensed consolidated statements of cash flows.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days. The following tables present related party transactions:

Balance Sheet Data	September 30, 2016	December 31, 2015
Commercial finance receivables, net due from dealers consolidated by GM(a)	$338	$229
Advances drawn on lines of credit due from GM(b)	$466	$190
Subvention receivable(c)	$384	$383
Commercial loan funding payable(d)	$399	$351
Junior Subordinated Revolving Credit Facility(e)	$415	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2016	2015	2016	2015
Interest subvention earned(f)	$119	$89	$331	$252
Leased vehicle subvention earned(g)	$593	$294	$1,592	$626
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables.

(c)
Included in related party receivables. We received subvention payments from GM of $1.0 billion and $1.2 billion for the three months ended September 30, 2016 and 2015 and $3.2 billion and $2.5 billion for the nine months ended September 30, 2016 and 2015.

(d)	Included in related party payables.

(e)	Included in unsecured debt.

(f)	Included in finance charge income.

(g)	Included as a reduction to leased vehicle expenses.
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
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable.  At September 30, 2016 and December 31, 2015, there are no related party taxes payable to GM due to our taxable loss position.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	September 30, 2016	December 31, 2015
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees(a)	$30,408	$27,512
Retail finance receivables, individually evaluated for impairment, net of fees	1,838	1,612
Total retail finance receivables(b)	32,246	29,124
Less: allowance for loan losses - collective	(566)	(515)
Less: allowance for loan losses - specific	(256)	(220)
Total retail finance receivables, net	31,424	28,389
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	9,704	8,357
Commercial finance receivables, individually evaluated for impairment, net of fees	56	82
Total commercial finance receivables	9,760	8,439
Less: allowance for loan losses - collective	(46)	(38)
Less: allowance for loan losses - specific	(6)	(9)
Total commercial finance receivables, net	9,708	8,392
Total finance receivables, net	$41,132	$36,781
Fair value of finance receivables	$41,530	$36,937
________________
(a) Includes $1.3 billion and $1.1 billion of direct-financing leases at September 30, 2016 and December 31, 2015.
(b) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $200 million and $179 million at September 30, 2016 and December 31, 2015.

We estimate the fair value of retail finance receivables using observable and unobservable Level 3 inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables. The projected cash flows are then discounted to derive the fair value of the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and, therefore, could potentially affect the assumptions used in our cash flow model. A substantial majority of our commercial finance receivables have variable interest rates and maturities of one year or less. Therefore, the carrying amount, a Level 2 input, is considered to be a reasonable estimate of fair value.

Retail Finance Receivables	Nine Months Ended September 30,
	2016	2015
Retail finance receivables beginning balance	$29,124	$25,623
Purchases of retail finance receivables	13,397	13,107
Principal collections and other	(9,479)	(8,136)
Charge-offs	(853)	(710)
Foreign currency translation	57	(1,897)
Retail finance receivables ending balance	$32,246	$27,987

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for retail loan losses beginning balance	$814	$721	$735	$655
Provision for loan losses	170	141	515	437
Charge-offs	(294)	(256)	(853)	(710)
Recoveries	134	124	417	357
Foreign currency translation	(2)	(12)	8	(21)
Allowance for retail loan losses ending balance	$822	$718	$822	$718

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. At the time of loan origination, substantially all of our international customers have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables in the North America Segment is as follows:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$6,902	33.2%	$4,418	24.4%
Near-prime - FICO Score 620 to 679	3,305	15.9	2,890	15.9
Sub-prime - FICO Score less than 620	10,559	50.9	10,840	59.7
Balance at end of period	$20,766	100.0%	$18,148	100.0%

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
The following is a consolidated summary of the contractual amounts of retail finance receivables, which is not significantly different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off:

	September 30, 2016		September 30, 2015
	Total	Percent of Contractual Amount Due	Total	Percent of Contractual Amount Due
31 - 60 days	$1,127	3.5%	$1,137	4.0%
Greater than 60 days	503	1.5	454	1.6
Total finance receivables more than 30 days delinquent	1,630	5.0	1,591	5.6
In repossession	60	0.2	53	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,690	5.2%	$1,644	5.8%
The accrual of finance charge income has been suspended on $816 million and $778 million of retail finance receivables (based on contractual amount due) at September 30, 2016 and December 31, 2015.
Impaired Retail Finance Receivables - TDRs Retail finance receivables that become classified as troubled debt restructurings ("TDRs") are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. Accounts that become classified as TDRs because of a payment deferral accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer; therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in the U.S. in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2016 and December 31, 2015, the outstanding balance of retail finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only. The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	September 30, 2016	December 31, 2015
Outstanding recorded investment	$1,837	$1,612
Less: allowance for loan losses	(256)	(220)
Outstanding recorded investment, net of allowance	$1,581	$1,392
Unpaid principal balance	$1,884	$1,642
Additional information about loans classified as TDRs is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average outstanding recorded investment	$1,785	$1,403	$1,725	$1,361
Finance charge income recognized	$55	$41	$156	$122
Number of loans classified as TDRs during the period	18,548	16,122	49,327	42,246
Recorded investment of loans classified as TDRs during the period	$315	$270	$846	$716
A redefault is when an account meets the requirements for evaluation under our charge-off policy. The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR was insignificant for the three and nine months ended September 30, 2016 and 2015.

Commercial Finance Receivables	Nine Months Ended September 30,
	2016	2015
Commercial finance receivables beginning balance	$8,439	$8,072
Net funding	1,411	292
Charge-offs	—	—
Foreign currency translation	(90)	(519)
Commercial finance receivables ending balance	$9,760	$7,845

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold or leased the vehicle inventory. All receivables from the same dealer customer share the same risk rating. A summary of the credit risk profile by dealer risk rating of the commercial finance receivables is as follows:

			September 30, 2016		December 31, 2015
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,531	15.7%	$1,299	15.4%
Group II	-	Dealers with strong financial metrics	3,026	31.0	2,648	31.4
Group III	-	Dealers with fair financial metrics	3,282	33.6	2,703	32.0
Group IV	-	Dealers with weak financial metrics	1,164	11.9	1,100	13.0
Group V	-	Dealers warranting special mention due to potential weaknesses	611	6.3	505	6.0
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	146	1.5	184	2.2
Ending balance			$9,760	100.0%	$8,439	100.0%
At September 30, 2016 and December 31, 2015 substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2016 and 2015.
Note 4. Leased Vehicles

	September 30, 2016	December 31, 2015
Leased vehicles	$44,147	$27,587
Manufacturer incentives	(7,039)	(4,582)
	37,108	23,005
Less: accumulated depreciation	(5,333)	(2,833)
Leased vehicles, net	$31,775	$20,172
The following table summarizes minimum rental payments due to us as lessor under operating leases:

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Minimum rental payments under operating leases	$1,352	$5,019	$3,515	$1,289	$102	$3	$11,280
Note 5. Restricted Cash

	September 30, 2016	December 31, 2015
Revolving credit facilities	$321	$345
Securitization notes payable	1,682	1,531
Other	52	65
Total restricted cash	$2,055	$1,941
Most of the restricted cash is held in variable interest entities, as further discussed in Note 8 - "Variable Interest Entities." Restricted cash for securitization notes payable and revolving credit facilities includes collections from borrowers that have not yet been used for repayment of debt. In addition, this cash includes funds deposited in restricted cash accounts as collateral required to support securitization transactions or to provide additional collateral for borrowings under revolving credit facilities.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We received cash dividends from SAIC-GMAC of $129 million in the nine months ended September 30, 2016. At September 30, 2016, we had undistributed earnings of $100 million related to SAIC-GMAC.
Note 7. Debt

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$7,947	$7,944	$7,548	$7,494
Securitization notes payable	27,290	27,474	23,141	23,177
Total secured debt	$35,237	$35,418	$30,689	$30,671
Unsecured debt
Senior notes	$27,199	$28,053	$18,973	$19,045
Credit facilities	3,676	3,678	2,759	2,753
Retail customer deposits	1,929	1,936	1,260	1,262
Other unsecured debt	722	722	665	666
Total unsecured debt	$33,526	$34,389	$23,657	$23,726
Total Secured and Unsecured debt	$68,763	$69,807	$54,346	$54,397
Fair value utilizing Level 2 inputs		$64,847		$48,716
Fair value utilizing Level 3 inputs		$4,960		$5,681

The fair value of our debt measured utilizing Level 2 inputs was based on quoted market prices for identical instruments and if unavailable, quoted market prices of similar instruments. For debt that has terms of one year or less or has been priced within the last six months, the carrying amount or par value is considered to be a reasonable estimate of fair value. The fair value of our debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.
Secured Debt Most of the secured debt was issued by variable interest entities, as further discussed in Note 8 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged finance receivables and leasing related assets.
During the nine months ended September 30, 2016, we entered into new credit facilities or renewed credit facilities with a total additional net borrowing capacity of $3.1 billion, and we issued securitization notes payable of $11.8 billion.
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
In July 2016, our top-tier holding company issued $2.0 billion of 3.20% senior notes due in July 2021. These notes are guaranteed solely by AFSI.
In September 2016, our top-tier holding company issued €750 million of 0.955% notes under our Euro medium term notes program. These notes are due in September 2023 and are guaranteed solely by AFSI.
Subsequent to September 30, 2016, our top-tier holding company issued $1.75 billion in senior notes comprised of $750 million of 2.35% notes due in October 2019, $750 million of 4.00% notes due in October 2026 and $250 million of floating rate notes due in October 2019. All of these notes are guaranteed solely by AFSI.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2015, we began accepting deposits from retail banking customers in Germany. Following is summarized information for our deposits at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Outstanding Balance	Weighted Average Interest Rate	Outstanding Balance	Weighted Average Interest Rate
Overnight deposits	$793	0.60%	$555	1.00%
Term deposits -12 months	466	1.07%	337	1.32%
Term deposits - 24 months	277	1.29%	123	1.44%
Term deposits - 36 months	393	1.52%	245	1.65%
Total deposits	$1,929	1.00%	$1,260	1.25%
Compliance with Debt Covenants Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At September 30, 2016, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities

Securitizations and credit facilities	September 30, 2016	December 31, 2015
Restricted cash	$2,003	$1,876
Finance receivables, net of fees	$24,498	$24,942
Lease related assets	$18,243	$11,684
Secured debt	$34,217	$29,386
These amounts are related to securitization and credit facilities held by consolidated VIEs. Our continuing involvement with these VIEs consists of servicing assets held by the entities and holding residual interests in the entities. We have determined that we are the primary beneficiary of each VIE because we hold both (i) the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb losses from and the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We are not required, and do not currently intend, to provide any additional financial support to these VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our subsidiaries obligations.
Other VIEs We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The majority voting interests in these entities are indirectly wholly-owned by our parent, GM. The amounts presented below are stated prior to intercompany eliminations and include amounts related to securitizations and credit facilities held by consolidated VIEs. The following table summarizes the assets and liabilities of these VIEs:

	September 30, 2016	December 31, 2015
Assets(a)	$4,617	$3,652
Liabilities(b)	$3,881	$2,941
_________________

(a)	Comprised primarily of finance receivables, net of $3.6 billion and $3.2 billion at September 30, 2016 and December 31, 2015.

(b)	Comprised primarily of debt of $2.9 billion and $2.6 billion at September 30, 2016 and December 31, 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the revenue and net income of these VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$51	$41	$159	$122
Net income	$4	$6	$20	$25
Other transfers of finance receivables Under certain debt agreements, we transfer finance receivables to entities which we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under U.S. GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At September 30, 2016 and December 31, 2015, $1.2 billion and $1.5 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $1.1 billion and $1.4 billion in secured debt was outstanding.
Note 9. Derivative Financial Instruments and Hedging Activities

		September 30, 2016		December 31, 2015
	Level	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges
Assets
Fair value hedges
Interest rate swaps(a)	2	$3,450	$58	$—	$—
Cash flow hedges
Interest rate swaps(b)	3	889	1	—	—
Foreign currency swaps(a)	2	702	1	—	—
Total assets(c)		$5,041	$60	$—	$—
Liabilities
Fair value hedges
Interest rate swaps(a)	2	$3,500	$20	$1,000	$6
Cash flow hedges
Interest rate swaps(b)	3	1,870	3	—	—
Foreign currency swaps(a)	2	140	1	—	—
Total liabilities(d)		$5,510	$24	$1,000	$6
Derivatives not designated as hedges
Assets
Interest rate swaps(b)	3	$5,483	$22	$4,122	$8
Interest rate options(a)	2	8,734	8	6,327	19
Foreign currency swaps(a)	2	1,371	71	1,460	48
Total assets(c)		$15,588	$101	$11,909	$75
Liabilities
Interest rate swaps(b)	3	$7,670	$29	$8,041	$24
Interest rate options(a)	2	10,047	7	5,892	19
Total liabilities(d)		$17,717	$36	$13,933	$43
 _________________

(a)	The fair value was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

(b)	The fair value was derived using the income approach based on a discounted cash flow model, in which expected cash flows are discounted using current risk-adjusted rates.

(c)	Included in other assets in the condensed consolidated balance sheets.

(d)	Included in other liabilities in the condensed consolidated balance sheets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information on the gains/(losses) on derivative instruments included in the condensed consolidated statements of income and comprehensive income:

	Income (Losses) Recognized In Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value hedges
Interest rate contracts(a)(b)	$6	$—	$26	$—
Cash flow hedges
Interest rate contracts(a)	(2)	—	(2)	—
Foreign currency contracts	(1)	—	(1)	—
Derivatives not designated as hedges
Interest rate contracts(a)	7	(13)	(8)	(12)
Foreign currency derivatives(c)	36	28	201	39
Total	$46	$15	$216	$27

	Gains Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash flow hedges
Interest rate contracts(a)	$2	$—	$(2)	$—
Foreign currency contracts	—	—	—	—
Total	$2	$—	$(2)	$—

	Gains Reclassified From Accumulated Other Comprehensive Loss Into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash flow hedges
Interest rate contracts(a)	$1	$—	$1	$—
Foreign currency contracts	(4)	—	(4)	—
Total	$(3)	$—	$(3)	$—
_________________

(a)	Recognized in earnings as interest expense.

(b)
Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts of $57 million and $19 million offset by the change in fair value of hedged debt attributable to the hedged risk of $54 million and $14 million for the three and nine months ended September 30, 2016.

(c)	Activity is substantially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.
The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three and nine months ended September 30, 2016 and 2015.
Note 10. Commitments and Contingencies
Guarantees of Indebtedness The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At September 30, 2016 and December 31, 2015, the par value of these senior notes was $27.3 billion and $19.1 billion. See Note 15 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings As a retail finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At September 30, 2016, we estimated our reasonably possible legal exposure for unfavorable outcomes of up to $96 million and have accrued $35 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $44 million.
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

In the three and nine months ended September 30, 2016, income tax expense of $81 million and $219 million primarily resulted from tax expense attributable to entities included in our effective rate calculation. In the three and nine months ended September 30, 2015, income tax expense of $52 million and $155 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The increase in tax expense is due primarily to differences in U.S. taxation on foreign earnings.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For segment reporting purposes only, interest expense related to the senior notes has been allocated based on targeted leverage for each segment. Interest expense in excess of the targeted overall leverage is reflected in the "Corporate" column below. In addition, the interest income on intercompany loans provided to the international operations is presented in the "Corporate" column as revenue. Key financial data for our operating segments were as follows:

	Three Months Ended September 30, 2016
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,092	$407	$—	$—	$2,499
Operating expenses	240	152	—	—	392
Leased vehicle expenses	1,194	8	—	—	1,202
Provision for loan losses	147	25	—	—	172
Interest expense	383	158	—	—	541
Equity income	—	36	—	—	36
Income before income taxes	$128	$100	$—	$—	$228

	Three Months Ended September 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,302	$405	$2	$(2)	$1,707
Operating expenses	185	135	—	—	320
Leased vehicle expenses	626	3	—	—	629
Provision for loan losses	106	38	—	—	144
Interest expense	214	175	25	(2)	412
Equity income	—	29	—	—	29
Income (loss) before income taxes	$171	$83	$(23)	$—	$231

	Nine Months Ended September 30, 2016
	North America	International	Corporate	Eliminations	Total
Total revenue	$5,666	$1,200	$(1)	$1	$6,866
Operating expenses	656	413	—	—	1,069
Leased vehicle expenses	3,143	20	—	—	3,163
Provision for loan losses	449	70	—	—	519
Interest expense	1,025	479	—	1	1,505
Equity income	—	109	—	—	109
Income (loss) before income taxes	$393	$327	$(1)	$—	$719

	Nine Months Ended September 30, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$3,293	$1,283	$13	$(13)	$4,576
Operating expenses	530	415	—	—	945
Leased vehicle expenses	1,416	7	—	—	1,423
Provision for loan losses	335	105	—	—	440
Interest expense	572	564	60	(13)	1,183
Equity income	—	85	—	—	85
Income (loss) before income taxes	$440	$277	$(47)	$—	$670

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Finance receivables, net	$25,366	$15,766	$41,132	$21,558	$15,223	$36,781
Leased vehicles, net	$31,570	$205	$31,775	$20,086	$86	$20,172
Total assets	$62,596	$19,515	$82,111	$47,419	$18,485	$65,904
Note 13. Accumulated Other Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized loss on cash flow hedge
Beginning balance	$(4)	$—	$—	$—
Change in value of cash flow hedge, net of tax	(1)	—	(5)	—
Ending balance	(5)	—	(5)	—
Defined benefit plans
Beginning balance	(13)	(10)	(13)	(11)
Unrealized gain on subsidiary pension, net of tax	—	—	—	1
Ending balance	(13)	(10)	(13)	(10)
Foreign currency translation adjustment
Beginning balance	(1,021)	(664)	(1,091)	(422)
Translation (loss) income	(10)	(282)	60	(524)
Ending balance	(1,031)	(946)	(1,031)	(946)
Total accumulated other comprehensive loss	$(1,049)	$(956)	$(1,049)	$(956)
Note 14. Regulatory Capital
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
Total assets of our regulated international banks and finance companies were approximately $12.6 billion and $11.1 billion at September 30, 2016 and December 31, 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15. Guarantor Condensed Consolidating Financial Statements
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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.
We determined that a revision was required to correct the classification of certain intercompany amounts between General Motors Financial Company, Inc. and Guarantor and Non-Guarantor Subsidiaries that were previously being presented net within the change in the due from/due to affiliates line item in the condensed consolidating balance sheet in the financing activities section of the condensed consolidating statements of cash flows for the nine months ended September 30, 2015. As a result, correcting adjustments have been made from what was previously reported to (1) reclassify $6.1 billion of the net change in the due from affiliates for General Motors Financial Company, Inc. within the condensed consolidating statements of cash flows to the investing activities section; and (2) reclassify $3.9 billion of the net change in the due from affiliates for the Guarantor within the condensed consolidating statements of cash flows to the investing activities section. In addition, reclassifications have been made solely within the investing activities section of the condensed consolidating statements of cash flows to separately present cash flow activities related to repurchases by the Guarantor of receivables that had previously been transferred to Non-Guarantor Subsidiaries of $945 million. These adjustments had no effect on the condensed consolidated financial statements at or for the three and nine months ended September 30, 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,692	$896	$—	$2,588
Finance receivables, net	—	7,932	33,200	—	41,132
Leased vehicles, net	—	—	31,775	—	31,775
Restricted cash	—	19	2,036	—	2,055
Goodwill	1,095	—	103	—	1,198
Equity in net assets of non-consolidated affiliates	—	—	940	—	940
Property and equipment, net	—	127	126	—	253
Deferred income taxes	422	—	265	(377)	310
Related party receivables	—	53	797	—	850
Other assets	18	311	850	(169)	1,010
Due from affiliates	23,089	14,177	—	(37,266)	—
Investment in affiliates	9,357	4,539	—	(13,896)	—
Total assets	$33,981	$28,850	$70,988	$(51,708)	$82,111
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt	$—	$—	$35,406	$(169)	$35,237
Unsecured debt	25,085	—	8,441	—	33,526
Accounts payable and accrued expenses	201	289	929	—	1,419
Deferred income	—	—	2,226	—	2,226
Deferred income taxes	—	15	661	(377)	299
Related party payables	—	—	407	—	407
Other liabilities	77	38	264	—	379
Due to affiliates	—	23,027	14,239	(37,266)	—
Total liabilities	25,363	23,369	62,573	(37,812)	73,493
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,495	79	3,972	(4,051)	6,495
Accumulated other comprehensive loss	(1,049)	(147)	(1,029)	1,176	(1,049)
Retained earnings	3,172	5,549	4,774	(10,323)	3,172
Total shareholder's equity	8,618	5,481	8,415	(13,896)	8,618
Total liabilities and shareholder's equity	$33,981	$28,850	$70,988	$(51,708)	$82,111

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$127	$710	$—	$837
Leased vehicle income	—	—	1,590	—	1,590
Other income	—	213	30	(171)	72
Total revenue	—	340	2,330	(171)	2,499
Costs and expenses
Salaries and benefits	—	157	66	—	223
Other operating expenses	6	54	210	(101)	169
Total operating expenses	6	211	276	(101)	392
Leased vehicle expenses	—	—	1,202	—	1,202
Provision for loan losses	—	102	70	—	172
Interest expense	171	54	386	(70)	541
Total costs and expenses	177	367	1,934	(171)	2,307
Equity income	267	202	36	(469)	36
Income before income taxes	90	175	432	(469)	228
Income tax (benefit) provision	(57)	(17)	155	—	81
Net income	$147	$192	$277	$(469)	$147

Comprehensive income	$136	$183	$270	$(453)	$136

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2015
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$344	$2,137	$—	$2,481
Leased vehicle income	—	—	4,164	—	4,164
Other income	(1)	628	74	(480)	221
Total revenue	(1)	972	6,375	(480)	6,866
Costs and expenses
Salaries and benefits	—	432	187	—	619
Other operating expenses	2	175	565	(292)	450
Total operating expenses	2	607	752	(292)	1,069
Leased vehicle expenses	—	—	3,163	—	3,163
Provision for loan losses	—	282	237	—	519
Interest expense	612	(67)	1,148	(188)	1,505
Total costs and expenses	614	822	5,300	(480)	6,256
Equity income	858	538	109	(1,396)	109
Income before income taxes	243	688	1,184	(1,396)	719
Income tax (benefit) provision	(257)	63	413	—	219
Net income	$500	$625	$771	$(1,396)	$500

Comprehensive income	$555	$653	$837	$(1,490)	$555

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2015
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$294	$2,250	$—	$2,544
Leased vehicle income	—	—	1,827	—	1,827
Other income	13	363	118	(289)	205
Total revenue	13	657	4,195	(289)	4,576
Costs and expenses
Salaries and benefits	—	245	286	—	531
Other operating expenses	56	95	453	(190)	414
Total operating expenses	56	340	739	(190)	945
Leased vehicle expenses	—	—	1,423	—	1,423
Provision for loan losses	—	302	138	—	440
Interest expense	342	1	939	(99)	1,183
Total costs and expenses	398	643	3,239	(289)	3,991
Equity income	716	452	85	(1,168)	85
Income before income taxes	331	466	1,041	(1,168)	670
Income tax (benefit) provision	(184)	6	333	—	155
Net income	$515	$460	$708	$(1,168)	$515

Comprehensive (loss) income	$(8)	$370	$181	$(551)	$(8)

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(469)	$(379)	$4,704	$—	$3,856
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(12,676)	(12,891)	12,315	(13,252)
Principal collections and recoveries on retail finance receivables	—	1,274	8,630	—	9,904
Proceeds from transfer of retail finance receivables, net	—	8,232	4,083	(12,315)	—
Net funding of commercial finance receivables	—	(335)	(1,347)	—	(1,682)
Purchases of leased vehicles, net	—	—	(15,030)	—	(15,030)
Proceeds from termination of leased vehicles	—	—	1,801	—	1,801
Purchases of property and equipment	—	(50)	(21)	—	(71)
Change in restricted cash	—	41	(164)	—	(123)
Other investing activities		(169)	(3)	169	(3)
Net change in due from affiliates	(7,506)	(6,621)	—	14,127	—
Net change in investment in affiliates	24	2,473	—	(2,497)	—
Net cash used in investing activities	(7,482)	(7,831)	(14,942)	11,799	(18,456)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	1	—	496	—	497
Borrowings and issuance of secured debt	—	—	19,573	(169)	19,404
Payments on secured debt	—	—	(14,599)	—	(14,599)
Borrowings and issuance of unsecured debt	8,987	—	2,312	—	11,299
Payments on unsecured debt	(1,000)	—	(1,386)	—	(2,386)
Net capital contributions	—	—	(2,497)	2,497	—
Debt issuance costs	(37)	—	(82)	—	(119)
Net change in due to affiliates	—	7,643	6,484	(14,127)	—
Net cash provided by financing activities	7,951	7,643	10,301	(11,799)	14,096
Net increase (decrease) in cash and cash equivalents	—	(567)	63	—	(504)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	31	—	31
Cash and cash equivalents at beginning of period	—	2,259	802	—	3,061
Cash and cash equivalents at end of period	$—	$1,692	$896	$—	$2,588

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(184)	$314	$2,037	$—	$2,167
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(9,045)	(11,938)	7,884	(13,099)
Principal collections and recoveries on retail finance receivables	—	414	8,304	—	8,718
Proceeds from transfer of retail finance receivables, net	—	6,939	945	(7,884)	—
Net funding of commercial finance receivables	—	172	(351)	—	(179)
Purchases of leased vehicles, net	—	—	(11,258)	—	(11,258)
Proceeds from termination of leased vehicles	—	—	662	—	662
Acquisition of international operations	(513)	(536)	—	—	(1,049)
Disposition of equity interest	—	125	—	—	125
Purchases of property and equipment	—	(22)	(42)	—	(64)
Change in restricted cash	—	(20)	(216)	—	(236)
Other investing activities	—	—	24	—	24
Net change in due from affiliates	(6,189)	(3,973)	—	10,162	—
Net change in investment in affiliates	(6)	(2,644)	—	2,650	—
Net cash used in investing activities	(6,708)	(8,590)	(13,870)	12,812	(16,356)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	539	—	539
Borrowings and issuance of secured debt	—	—	15,095	—	15,095
Payments on secured debt	—	—	(10,903)	—	(10,903)
Borrowings and issuance of unsecured debt	6,939	—	2,620	—	9,559
Payments on unsecured debt	—	—	(1,195)	—	(1,195)
Net capital contributions	—	—	2,650	(2,650)	—
Debt issuance costs	(47)	—	(77)	—	(124)
Net change in due to affiliates	—	6,844	3,318	(10,162)	—
Net cash provided by financing activities	6,892	6,844	12,047	(12,812)	12,971
Net increase (decrease) in cash and cash equivalents	—	(1,432)	214	—	(1,218)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(154)	—	(154)
Cash and cash equivalents at beginning of period	—	2,266	708	—	2,974
Cash and cash equivalents at end of period	$—	$834	$768	$—	$1,602

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

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2015 Form 10-K for a discussion of these risks and uncertainties. Except as otherwise specified, dollar amounts presented within tables are stated in millions.
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
We have expanded our leasing and prime lending programs through GM-franchised dealerships in North America; therefore, leasing and prime lending have become a larger percentage of our originations and retail portfolio balance. We have been the exclusive subvented lease provider for GM in the U.S. since April 2015 and the exclusive subvented loan provider for GM in the U.S. since January 2016. We define prime lending as lending to customers with FICO scores or equivalents of 680 and greater, near-prime lending as lending to customers with FICO scores or equivalents of 620 to 679, and sub-prime lending as lending to customers with FICO scores or equivalents of less than 620. The following table presents our retail loan and lease originations in North America by FICO score band or equivalents:

	Nine Months Ended September 30,
	2016		2015
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$19,330	69.6%	$14,278	62.5%
Near-prime - FICO Score 620 to 679	3,606	13.0	3,580	15.7
Sub-prime - FICO Score less than 620	4,829	17.4	4,967	21.8
Total originations	$27,765	100.0%	$22,825	100.0%
The following table summarizes the number of vehicles, by type that are included in Note 4 - "Leased Vehicles" to the condensed consolidated financial statements, of which the North America Segment accounted for approximately 99% at September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Number	Percentage	Number	Percentage
Cars	407,236	33.4%	234,435	35.1%
Trucks	207,199	17.0	97,656	14.7
Crossovers	605,780	49.6	334,493	50.2
Total	1,220,215	100.0%	666,584	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table summarizes additional information for North America operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating leases originated (a)	160,147	170,164	516,016	404,016
Operating leases terminated (b)	36,511	15,786	94,294	41,710
Operating lease vehicles returned (c)	17,427	5,618	44,409	15,905
Return rate (d)	48%	36%	47%	38%
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
In June 2016, the United Kingdom ("U.K.") completed its referendum on continued membership in the European Union and voted to leave. This result did not have a material impact on the results of operations for the three or nine months ended September 30, 2016; however, this result has adversely impacted the British Pound and the uncertainty has put strain on the U.K. automotive industry. If current post-referendum market conditions are sustained for an extended period of time, it could have an impact on the results of our operations, which we do not expect to be material for the remainder of 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Average Earning Assets:

	Three Months Ended September 30,
	2016			2015			2016 vs. 2015
	North America	International(a)	Total	North America	International(a)	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$20,088	$11,425	$31,513	$16,435	$11,396	$27,831	$4,261	$(579)	$3,682	13.2%
Average commercial finance receivables	5,005	4,424	9,429	3,475	4,258	7,733	1,982	(286)	1,696	21.9%
Average finance receivables	25,093	15,849	40,942	19,910	15,654	35,564	6,243	(865)	5,378	15.1%
Average leased vehicles, net	29,934	186	30,120	14,875	66	14,941	15,188	(9)	15,179	101.6%
Average earning assets	$55,027	$16,035	$71,062	$34,785	$15,720	$50,505	$21,431	$(874)	$20,557	40.7%

Retail finance receivables purchased	$3,360	$1,698	$5,058	$3,155	$1,586	$4,741	$442	$(125)	$317	6.7%
Average new retail loan size (in dollars)	$29,030	$11,442		$27,744	$11,488
Leased vehicles purchased	$6,113	$57	$6,170	$6,161	$19	$6,180	$(10)	$—	$(10)	(0.2)%
Average new lease size (in dollars)	$38,171	$21,915		$36,206	$19,939
_________________

(a)	Average balances for the International Segment are calculated using the monthly ending balances.
Average earning assets increased in the North America Segment as a result of the continued increase of our share of GM's business in that segment. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which was implemented on a brand-by-brand basis between February and April 2015.
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the three months ended September 30, 2016 decreased to 6.2% from 6.7% during the prior period, and the average new retail loan size increased. These changes are due primarily to the expansion of our prime lending program and our exclusive loan subvention arrangement in the U.S. with GM, resulting in higher volumes of originations of loans for new vehicles, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.
Revenue:

	Three Months Ended September 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$459	$269	$728	$463	$281	$744	$(13)	$(3)	$(16)	(2.2)%
Commercial finance receivables	$40	$69	$109	$26	$72	$98	$14	$(3)	$11	11.2%
Leased vehicle income	$1,579	$11	$1,590	$793	$4	$797	$792	$1	$793	99.5%
Other income	$14	$58	$72	$20	$48	$68	$26	$(22)	$4	5.9%
Effective yield - retail finance receivables	9.1%	9.4%	9.2%	11.2%	9.8%	10.6%
Effective yield - commercial finance receivables	3.2%	6.2%	4.6%	3.0%	6.7%	5.0%
In the North America Segment, finance charge income on retail finance receivables remained flat for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, as the growth in the portfolio was substantially

GENERAL MOTORS FINANCIAL COMPANY, INC.

offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses:

	Three Months Ended September 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$240	$152	$392	$185	$135	$320	$75	$(3)	$72	22.5%
Leased vehicle expenses	$1,194	$8	$1,202	$626	$3	$629	$573	$—	$573	91.1%
Provision for loan losses	$147	$25	$172	$106	$38	$144	$27	$1	$28	19.4%
Interest expense(a)	$383	$158	$541	$243	$169	$412	$127	$2	$129	31.3%
Average debt outstanding	$52,205	$14,097	$66,302	$33,341	$13,378	$46,719	$20,208	$(625)	$19,583	41.9%
Effective rate of interest on debt	2.9%	4.5%	3.2%	2.9%	5.0%	3.5%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore may not agree with amounts presented in Note 12 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.

Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets were 2.2% and 2.5% for the three months ended September 30, 2016 and 2015.

Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.

Provision for Loan Losses The provision for retail loan losses increased due primarily to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for retail loan losses was 2.1% for the three months ended September 30, 2016 and 2015. The provision for commercial loan losses was insignificant for the three months ended September 30, 2016 and 2015.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes Our consolidated effective income tax rate was 42.2% and 25.7% of income before income taxes and equity income for the three months ended September 30, 2016 and 2015. The increase in the effective tax rate is due primarily to differences in U.S. taxation on foreign earnings.
Other Comprehensive Income:
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(10) million and $(282) million for three months ended September 30, 2016 and 2015. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Average Earning Assets:

	Nine Months Ended September 30,
	2016			2015			2016 vs. 2015
	North America	International(a)	Total	North America	International(a)	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$19,266	$11,262	$30,528	$15,084	$11,650	$26,734	$4,792	$(998)	$3,794	14.2%
Average commercial finance receivables	4,565	4,502	9,067	3,312	4,358	7,670	1,761	(364)	1,397	18.2%
Average finance receivables	23,831	15,764	39,595	18,396	16,008	34,404	6,553	(1,362)	5,191	15.1%
Average leased vehicles, net	26,104	142	26,246	11,236	50	11,286	15,049	(89)	14,960	132.6%
Average earning assets	$49,935	$15,906	$65,841	$29,632	$16,058	$45,690	$21,602	$(1,451)	$20,151	44.1%

Retail finance receivables purchased	$8,485	$4,912	$13,397	$8,070	$5,037	$13,107	$769	$(479)	$290	2.2%
Average new retail loan size (in dollars)	$27,783	$11,537		$25,874	$12,129
Leased vehicles purchased	$19,280	$158	$19,438	$14,755	$56	$14,811	$4,667	$(40)	$4,627	31.2%
Average new lease size (in dollars)	$37,363	$22,191		$36,521	$20,909
_________________

(a)	Average balances for the International Segment are calculated using the monthly ending balances.
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
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the nine months ended September 30, 2016 decreased to 7.0% from 8.3% during the prior period, and the average new retail loan size increased. These changes are due primarily to the expansion of our prime lending program and our exclusive loan subvention arrangement in the U.S. with GM, resulting in higher volumes of originations of loans for new vehicles, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.
Revenue:

	Nine Months Ended September 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$1,362	$798	$2,160	$1,345	$899	$2,244	$9	$(93)	$(84)	(3.7)%
Commercial finance receivables	$108	$213	$321	$74	$226	$300	$39	$(18)	$21	7.0%
Leased vehicle income	$4,138	$26	$4,164	$1,818	$9	$1,827	$2,355	$(18)	$2,337	127.9%
Other income	$58	$163	$221	$56	$149	$205	$34	$(18)	$16	7.8%
Effective yield - retail finance receivables	9.4%	9.5%	9.5%	11.9%	10.3%	11.2%
Effective yield - commercial finance receivables	3.2%	6.3%	4.7%	3.0%	6.9%	5.2%
In the North America Segment, finance charge income on retail finance receivables increased slightly for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, as the growth in the portfolio was substantially

GENERAL MOTORS FINANCIAL COMPANY, INC.

offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
In the International Segment, the effective yield on our retail finance receivables decreased primarily due to asset mix. Assets in higher-yield markets have decreased while assets in lower-yield markets have increased.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses:

	Nine Months Ended September 30,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$656	$413	$1,069	$530	$415	$945	$155	$(31)	$124	13.1%
Leased vehicle expenses	$3,143	$20	$3,163	$1,416	$7	$1,423	$1,753	$(13)	$1,740	122.3%
Provision for loan losses	$449	$70	$519	$335	$105	$440	$86	$(7)	$79	18.0%
Interest expense(a)	$1,025	$480	$1,505	$645	$538	$1,183	$382	$(60)	$322	27.2%
Average debt outstanding	$47,812	$13,988	$61,800	$28,548	$13,509	$42,057	$20,888	$(1,145)	$19,743	46.9%
Effective rate of interest on debt	2.9%	4.6%	3.3%	3.0%	5.3%	3.8%

(a) Amounts do not reflect allocation of senior note interest expense, and therefore may not agree with amounts presented in Note 12 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.

Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets were 2.2% and 2.8% for the nine months ended September 30, 2016 and 2015.

Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.

Provision for Loan Losses The provision for retail loan losses increased due primarily to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for retail loan losses was 2.3% and 2.2% for the nine months ended September 30, 2016 and 2015. The provision for commercial loan losses was insignificant for the nine months ended September 30, 2016 and 2015.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes Our consolidated effective income tax rate was 35.9% and 26.5% of income before income taxes and equity income for the nine months ended September 30, 2016 and 2015. The increase in the effective tax rate is due primarily to differences in U.S. taxation on foreign earnings.
Other Comprehensive Income:
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $60 million and $(524) million for nine months ended September 30, 2016 and 2015. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CREDIT QUALITY

Retail Finance Receivables	September 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Retail finance receivables, net of fees	$20,766	$11,480	$32,246	$18,148	$10,976	$29,124
Less: allowance for loan losses	(695)	(127)	(822)	(618)	(117)	(735)
Retail finance receivables, net	$20,071	$11,353	$31,424	$17,530	$10,859	$28,389
Number of outstanding contracts	1,058,901	1,610,720	2,669,621	955,094	1,563,831	2,518,925
Average amount of outstanding contracts (in dollars)(a)	$19,611	$7,127	$12,079	$19,001	$7,019	$11,562
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.3%	1.1%	2.5%	3.4%	1.1%	2.5%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.

Delinquency The following is a summary of the contractual amounts of delinquent retail finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off:

	September 30, 2016				September 30, 2015
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$1,016	$111	$1,127	3.5%	$1,039	$98	$1,137	4.0%
Greater than 60 days	395	108	503	1.5	362	92	454	1.6
Total finance receivables more than 30 days delinquent	1,411	219	1,630	5.0	1,401	190	1,591	5.6
In repossession	52	8	60	0.2	47	6	53	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,463	$227	$1,690	5.2%	$1,448	$196	$1,644	5.8%
Deferrals In accordance with our policies and guidelines in the North America Segment, we, at times, offer payment deferrals to retail customers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 5.1% and 5.9% for the three months ended September 30, 2016 and 2015 and 5.1% and 5.9% for the nine months ended September 30, 2016 and 2015. Deferrals in the International Segment are insignificant.
Troubled Debt Restructurings See Note 3 - "Finance Receivables" to our condensed consolidated financial statements in this Form 10-Q for further discussion of TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,
	2016			2015
	North America	International	Total	North America	International	Total
Charge-offs	$253	$41	$294	$221	$35	$256
Less: recoveries	(118)	(16)	(134)	(111)	(13)	(124)
Net charge-offs	$135	$25	$160	$110	$22	$132
Net annualized charge-off percentage(a)	2.7%	0.9%	2.0%	2.7%	0.8%	1.9%
Recovery percentage(b)	52.3%			56.2%

	Nine Months Ended September 30,
	2016			2015
	North America	International	Total	North America	International	Total
Charge-offs	$740	$113	$853	$609	$101	$710
Less: recoveries	(378)	(39)	(417)	(321)	(36)	(357)
Net charge-offs	$362	$74	$436	$288	$65	$353
Net annualized charge-off percentage(a)	2.5%	0.9%	1.9%	2.6%	0.7%	1.8%
Recovery percentage(b)	53.8%			57.5%
_________________

(a)	Net annualized charge-off percentage is calculated as a percentage of average retail finance receivables.

(b)
Recovery percentage is a percentage of gross repossession charge-offs. Charge-offs for the International Segment primarily include the write-down of receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross charge-offs is not meaningful.

Commercial Finance Receivables	September 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$5,328	$4,432	$9,760	$4,051	$4,388	$8,439
Less: allowance for loan losses	(33)	(19)	(52)	(23)	(24)	(47)
Total commercial finance receivables, net	$5,295	$4,413	$9,708	$4,028	$4,364	$8,392
Number of dealers	745	2,143	2,888	656	2,139	2,795
Average carrying amount per dealer	$7	$2	$3	$6	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.4%	0.5%	0.6%	0.5%	0.6%
There were insignificant charge-offs of commercial finance receivables during the three and nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At September 30, 2016 and 2015, 99.1% and 98.4% of our operating leases were current with respect to payment status.
LIQUIDITY AND CAPITAL RESOURCES
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses and interest costs.
In the North America Segment, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Cash Flow During the nine months ended September 30, 2016, net cash provided by operating activities increased due primarily to increased lease vehicle income resulting from growth in the leased vehicle portfolio, partially offset by increased interest expense and increased operating expenses.
During the nine months ended September 30, 2016, net cash used in investing activities increased compared to the nine months ended September 30, 2015 due to an increase in purchases of leased vehicles of $3.8 billion and an increase in net fundings of commercial finance receivables of $1.5 billion, partially offset by increased collections on retail finance receivables of $1.2 billion, an increase in proceeds received on terminated leases of $1.1 billion and $924 million used for the purchase of our equity interest in SAIC-GMAC in 2015.
During the nine months ended September 30, 2016, net cash provided by financing activities increased compared to the nine months ended September 30, 2015 due primarily to an increase in borrowings, net of repayments, of $1.1 billion.

Liquidity	September 30, 2016	December 31, 2015
Cash and cash equivalents(a)	$2,588	$3,061
Borrowing capacity on unpledged eligible assets	11,586	9,697
Borrowing capacity on committed unsecured lines of credit	678	904
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	585	1,000
Available liquidity	$15,437	$14,662
_________________

(a)
Includes $839 million and $756 million in unrestricted cash outside of the U.S. at September 30, 2016 and December 31, 2015. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the nine months ended September 30, 2016 available liquidity increased due primarily to additional capacity on new and renewed secured credit facilities, as well as increased borrowing capacity resulting from the issuance of unsecured debt and from increased retail deposits.
We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At September 30, 2016 we had no amounts borrowed under either of GM's unsecured revolving credit facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At September 30, 2016, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$20,906	$7,093
Revolving commercial asset-secured facilities(b)	4,332	854
Total secured	25,238	7,947
Unsecured committed facilities(c)	1,512	834
Unsecured uncommitted facilities(d)	2,427	2,427
Total unsecured	3,939	3,261
Junior Subordinated Revolving Credit Facility	1,000	415
Total	$30,177	$11,623
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $565 million in unused borrowing capacity on these facilities at September 30, 2016.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.0 billion in unused borrowing capacity on these facilities at September 30, 2016.

See Note 8 - "Debt" to our consolidated financial statements in our Form 10-K for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date(a)			Original Note Issuance(b)	Note Balance At September 30, 2016
2012	November 2019	-	May 2020	$3,500	$487
2013	July 2020	-	October 2021	$5,655	1,231
2014	March 2019	-	September 2022	$10,710	4,018
2015	July 2019	-	December 2023	$14,348	9,966
2016	April 2018	-	June 2024	$12,727	11,648
Total active securitizations					27,350
Debt issuance costs					(60)
					$27,290
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. See Note 8 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes, Retail Customer Deposits and Other Unsecured Debt We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S. and Europe. At September 30, 2016, the par value of our outstanding senior notes was $27.3 billion.
In the International Segment, particularly in Latin America, we issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At September 30, 2016 we had $722 million of this type of unsecured debt outstanding. During 2015, we began accepting deposits from retail banking customers in Germany. At September 30, 2016, the outstanding balance of these deposits was $1.9 billion, of which 41% were overnight deposits.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Support Agreement In order to maintain our leverage ratio in line with the GM Support Agreement, we borrowed $415 million on the Junior Subordinated Revolving Credit Facility. We expect to repay this borrowing during the fourth quarter of 2016. At September 30, 2016, our earning assets leverage ratio was 9.3, and the applicable ratio was 9.5.

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

•
GM's ability to sell new vehicles that we finance in the markets we serve in North America, Latin America, China and Europe, particularly in the U.K. where automobile sales may be negatively impacted due to the passage of the referendum to discontinue its membership in the European Union;

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2016. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2016.
Changes in Internal Control Over Financial Reporting There were no changes made in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART II
Item 1. Legal Proceedings
See the discussion under Note 10 -"Commitments and Contingencies" to our condensed consolidated financial statements for information relating to certain legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks factors. There have been no material changes to the risk factors disclosed in 2015 Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 25, 2016	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer