Form 10-K
period 2016-12-31
General Motors Financial Company, Inc.
filed 2017-02-07
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(817) 302-7000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
5.250% Senior Notes due 2026	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 6, 2017, there were 505 shares of the registrant's common stock, par value $1.00 per share, outstanding. All of the registrant's common stock is owned by General Motors Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

Forward-Looking Statements
This Form 10-K contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K for the year ended December 31, 2016. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•
General Motors Company's ("GM") ability to sell new vehicles that we finance in the markets we serve in North America, Latin America, China and Europe, particularly the United Kingdom where automobile sales may be negatively impacted due to the passage of the referendum to discontinue its membership in the European Union;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the availability and cost of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the prices at which used cars are sold in the wholesale auction markets;

•	vehicle return rates and the residual value performance on vehicles we lease;

•	interest rate and currency exchange rate fluctuations;

•	competition;

•	our ability to manage risks related to security breaches and other disruptions to our networks and systems;

•	changes in general economic and business conditions; and

•	changes in business strategy, including expansion of product lines and credit risk appetite, acquisitions and divestitures.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

PART I
Item 1. Business
General General Motors Financial Company, Inc. (sometimes referred to as "we," "us," "our," the "Company," or "GM Financial"), the wholly-owned captive finance subsidiary of GM, is a global provider of automobile finance solutions. We were acquired by GM in October 2010 to provide captive financing capabilities in support of GM’s U.S. and Canadian markets. In 2013, we expanded the markets we serve by acquiring Ally Financial Inc.'s ("Ally Financial") auto finance operations in Europe and Latin America. In January 2015, we completed the acquisition of an equity interest in SAIC-GMAC Automotive Finance Company Limited (“SAIC-GMAC”), a joint venture that conducts auto finance operations in China, from Ally Financial. Our global footprint now covers over 85% of GM’s worldwide market, and we provide auto finance solutions around the world. Except as otherwise specified, amounts presented within the tables are stated in millions.
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
North America Segment Our North America Segment includes operations in the U.S. and Canada. We have been operating in the automobile finance business in the U.S. since September 1992. Our retail automobile finance programs include prime and sub-prime lending and full credit spectrum leasing offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain

GENERAL MOTORS FINANCIAL COMPANY, INC.

a higher level of credit losses than on prime lending. Our commercial lending programs are offered primarily to our GM-franchised dealer customers and their affiliates.
International Segment Our International Segment includes operations in the United Kingdom (U.K), Germany, Mexico and Brazil, as well as other countries across Europe and Latin America and in China through our joint venture relationship with SAIC-GMAC. The international operations were originally a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM. Due to this longstanding relationship, the international operations have substantial business related to GM and its dealer network. The retail lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles, predominantly for customers with prime credit scores. We also offer finance and/or car-related insurance products through third parties, such as payment protection insurance, gap, extended warranty, and motor insurance.
Refer to Note 16 to our consolidated financial statements for more information relating to our operating segments.
Retail Finance In our retail finance business, use of the term "loan" refers to retail installment contracts we purchase from automobile dealers or other vehicle financing products.
Marketing As an indirect auto finance provider, we focus our marketing activities on automobile dealers. We primarily pursue franchised dealerships with new and used car operations; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
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
Subvention Programs GM offers subvention programs, under which GM provides us cash payments in order for us to be able to provide for lower payments on finance and lease contracts we purchase from GM's dealership network, making credit more affordable to customers purchasing vehicles manufactured by GM.
Origination Data Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This includes increasing new GM automobile sales by offering a broad spectrum of competitive financing programs. Our increasing linkage with GM in our North America Segment is evidenced by the percentage of loans and leases we originate for new GM vehicles, which increased to 88% of our total retail originations volume in 2016, up from 84% in 2015 and 65% in 2014.
The following table sets forth the retail loan and lease origination levels for the North America and International Segments:

	Years Ended December 31,
	2016			2015			2014
	North America	International(a)	Total	North America	International(a)	Total	North America	International	Total
New GM	$32,150	$5,916	$38,066	$26,178	$5,700	$31,878	$8,380	$7,261	$15,641
Other	4,510	855	5,365	4,874	984	5,858	4,560	1,053	5,613
Total	$36,660	$6,771	$43,431	$31,052	$6,684	$37,736	$12,940	$8,314	$21,254
________________
(a) Originations trends in the International Segment were negatively impacted by foreign currency translation.
Underwriting We utilize proprietary credit scoring systems to support our credit approval process. The credit scoring systems were developed through statistical analysis of customer demographics, credit bureau attributes and portfolio databases and are tailored to each country where we conduct business. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval, contract pricing and structure.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.
Servicing Our business strategy includes increasing the loyalty and retention of GM customers through our customer service activities. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, monitoring physical damage insurance coverage of financed vehicles, arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate.
Operating Leases Most of our operating leases are closed-end leases; therefore, we assume the residual risk on the leased vehicle. The lessee may purchase the leased vehicle at lease end by paying the purchase price stated in the lease contract, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to the dealer by the lease's scheduled lease maturity date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease contract, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased.
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
We seek to maximize net sales proceeds on returned leased vehicles. Net sales proceeds equal gross proceeds less fees and costs for reconditioning and transporting the leased vehicles. We sell returned leased vehicles through our exclusive online channel, which is available to the dealer receiving the returned vehicle and other GM dealerships prior to broader dealer access and, if necessary, by disposition through our nationwide wholesale auction partners.
We have expanded our leasing and prime lending programs through GM-franchised dealerships in the U.S.; therefore, leasing and prime lending have become a larger percentage of our originations and retail portfolio balance. We have been the exclusive subvented lease provider for GM in the U.S. since April 2015 and the exclusive subvented loan provider for GM in the U.S. since January 2016. We define prime lending as lending to customers with FICO scores or equivalents of 680 and greater, near-prime lending as lending to customers with FICO scores or equivalents of 620 to 679, and sub-prime lending as lending to customers with FICO scores or equivalents of less than 620. The following table presents our retail loan and lease originations in the North America Segment by FICO score band or equivalents:

	Years ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Prime	$25,801	70.4%	$19,978	64.3%	$5,060	39.1%
Near-prime	4,671	12.7	4,628	14.9	1,904	14.7
Sub-prime	6,188	16.9	6,446	20.8	5,976	46.2
Total originations	$36,660	100.0%	$31,052	100.0%	$12,940	100.0%
The following table summarizes the number of vehicles included in leased vehicles, net by vehicle type at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Cars	430	271
Trucks	224	121
Crossovers	681	401
Total	1,335	793

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table summarizes additional information for operating leases (in thousands):

	Years ended December 31,
	2016	2015	2014
Operating leases originated(a)	680	553	178
Operating leases terminated(b)	138	62	30
Operating lease vehicles returned(c)	69	25	12
Return rate(d)	50%	41%	39%
________________

(a)	Operating leases originated represents the number of operating leases we purchased during a given period.

(b)	Operating leases terminated represents the number of vehicles for which the lease has ended during a given period.

(c)	Operating lease vehicles returned represents the number of vehicles returned to us for remarketing at the end of the lease term.

(d)	Return rates are calculated as the number of operating leases returned divided by the number of operating leases terminated.
Operating leases originated has increased due to our exclusive subvention arrangement with GM, which was implemented during 2015. Operating leases terminated and operating lease vehicles returned increased due to the growth of the lease portfolio. Due to the current age and size of our lease portfolio, the current return rate is lower than we expect it to be in future periods as our lease portfolio grows and matures.
Commercial Finance Commercial lending products include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include financing for parts and accessories, dealer fleets and storage centers.
Floorplan Financing We support the financing of new and used vehicle inventory primarily for our GM-franchised dealerships and their affiliates before sale or lease to the retail customer. Financing is provided through lines of credit extended to individual dealerships. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and, when available, the continuing personal guarantee of the dealership's owners. Under certain circumstances, such as repossession of dealership inventory, GM and other manufacturers may be obligated by applicable law, or under agreements with us, to reassign or to repurchase new vehicle inventory within certain mileage and model year parameters, further minimizing our risk. The amount we advance to a dealership for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support a dealership's used car inventory needs, we advance funds to the dealership or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located.
Floorplan lending is typically structured to yield interest at a floating rate indexed to an appropriate benchmark rate. The rate for a particular dealership is based on, among other things, the dealership's creditworthiness, the amount of the credit line, the dealer's risk rating and whether or not the dealership is in default. Interest on floorplan loans is generally payable monthly. GM offers floorplan interest subvention, under which GM makes payments to us to cover certain periods of interest on certain floorplan loans.
Dealer Loans We also make loans to finance parts and accessories as well as improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate. These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, security interests in other dealership assets and often the continuing personal guarantees from the owners of the dealerships and/or the real estate, as applicable. Dealer loans are structured to yield interest at fixed or floating rates, which are indexed to an appropriate benchmark rate. Interest on dealer loans is generally payable monthly.
Underwriting Each dealership is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating affects loan pricing and guides management of the account. We monitor the level of borrowing under each dealership's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealership, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealership, we may call the floorplan loans due and payable and receive payment typically within 60 days of the call.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Servicing Commercial loan servicing activities include dealership customer service, account maintenance, exception processing, credit line monitoring and adjustment and insurance monitoring. In the North America Segment, our commercial lending servicing operations are centrally located, while in our International Segment, they are conducted primarily in-country, usually located within retail lending and servicing centers.
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
Sources of Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, through the issuance of unsecured debt in the public markets and by accepting deposits from retail banking customers in Germany. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk, although we may issue debt globally in order to enhance funding source diversification and support financing needs for the U.S. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our operations in the U.S., Canada, Latin America and China are generally funded locally. Our European operations obtain most of their funding from local sources and also borrow funds from affiliated companies. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds.
Secured Credit Facilities Some loans and leases are funded using secured credit facilities with participating banks providing financing either directly or through institutionally-managed conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR"), Euro Interbank Offered Rate ("EURIBOR"), The Interbank Equilibrium Interest Rate ("TIIE") or prime rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we also finance loans through the sale of receivables to banks under a full recourse arrangement.
Unsecured Credit Facilities The International Segment uses unsecured bank credit facilities as a source of funding. Both committed and uncommitted credit facilities are utilized. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them.
Securitizations We also fund loans and leases through public and private securitization transactions. Proceeds from securitizations are used primarily to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further originations.
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
We utilize senior-subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. The level of credit enhancement in future senior-subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the assets transferred, as well as our credit trends and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower-rated subordinated bonds at rates we consider acceptable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

The credit enhancement requirements in our securitization transactions may include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized assets. An additional form of credit enhancement is provided in the form of overcollateralization, whereby the value of the loans or lease-related assets transferred to the Trusts is greater than the amount due on asset-backed securities issued by the Trusts. In the International Segment, our securitization transactions may contain portfolio performance ratios which could increase the minimum credit enhancement levels. In the North America Segment, our securitization transactions typically do not contain these performance ratios.
Senior Notes, Retail Customer Deposits and Other Unsecured Debt We also access the capital markets in the North America and International Segments through the issuance of senior unsecured notes in the public markets. In Germany, we accept deposits from retail banking customers. In Latin America, we issue, to a limited extent, other unsecured debt through commercial paper offerings and other non-bank funding instruments.
GM also provides us with financial resources through a $1.0 billion unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility").
Trade Names We and GM have obtained federal trademark protection for the "AmeriCredit," "GM Financial" and "GMAC" names and the logos that incorporate those names. Certain other names, logos and phrases we use in our business operations have also been trademarked. The trademarks that GM and we hold are very important to our identity and recognition in the marketplace.
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
In Canada, we are subject to both federal and provincial laws and regulations, including the Interest Act, the Consumer Protection Acts and Cost of Credit Disclosure regulations.  Additionally, we are subject to certain provincial Consumer Reporting Acts and the Personal Information Protection and Electronic Documents Act, as well as provincial counterparts, which regulates how we can collect, use, and/or disclose consumers' personal information.
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
Competition The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions, leasing companies and independent finance companies. Many of these competitors have substantial financial resources, highly competitive funding costs and significant scale and efficiency. Capital inflows from investors to support the growth of new entrants in the automobile finance market, as well as growth initiatives from more established market participants has resulted in generally increasing competitive conditions. While we have a competitive advantage when GM-sponsored subvention programs are offered exclusively through us to targeted GM dealers and their customers, when no subvention programs are offered our competitors can often provide financing on terms more favorable to customers or dealers than we may offer. Many of these competitors also have long standing relationships with

GENERAL MOTORS FINANCIAL COMPANY, INC.

automobile dealerships and may offer the dealerships or their customers other products and services, which we may not currently provide.
Employees At December 31, 2016, we employed 9,000 people, excluding SAIC-GMAC employees. We participate in mandatory national collective bargaining agreements where they are required, and maintain satisfactory working relationships with works councils and trade union representatives where they exist.
As of February 7, 2017, the names and ages of our executive officers and their positions with GM Financial are as follows:

Name (Age)	Present GMF Position (Effective Date)	Position Held During the Past Five Years if other than present GMF position (Effective Date)
Daniel E. Berce (63)	President and Chief Executive Officer (2005)
Kyle R. Birch (56)	Executive Vice President and Chief Operating Officer - North America (2013)	Executive Vice President of Dealer Services (2003)
Mark F. Bole (53)	President, International Operations (2013)	Executive Vice President, International Operations for Ally Financial Inc. (2005)
Steven P. Bowman (49)	Executive Vice President and Chief Credit and Risk Officer (2005)
Chris A. Choate (54)	Executive Vice President and Chief Financial Officer (2005)
Connie Coffey (45)	Executive Vice President, Corporate Controller and Chief Accounting Officer (2014)	Executive Vice President, Corporate Controller (2012); and Senior Vice President, Accounting and Reporting (2002)
Michael S. Kanarios (46)	Executive Vice President and Chief Operating Officer, International Operations (2015)	Executive Vice President and Chief Financial Officer, International Operations (2013), Vice President and Chief Financial Officer, International Dealer Finance, Ally Financial Inc. (2008)
Susan B. Sheffield (50)	Executive Vice President and Treasurer (2014)	Executive Vice President, Corporate Finance (2008)
Available Information We make available free of charge through our website, www.gmfinancial.com, our public securitization information and all materials that we file electronically with the SEC, including our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC. We encourage the public to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included or linked to our website are not part of this Form 10-K.
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
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationship with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, GM's operations that may require restructuring or rationalization actions, or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
There is no assurance that the global automotive market or GM's share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our financial position, liquidity and results of operations.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Our ability to continue to fund our business and service our debt is dependent on a number of financing sources and requires a significant amount of cash.
We depend on various financing sources, including secured financings, securitization programs and unsecured debt issuances, to finance our loan and lease originations and commercial lending business. Additionally, our ability to make payments on or to refinance our indebtedness depends on our access to the capital markets in the future and our ability to generate cash. Our access to financing sources depends upon our financial position, general market conditions, availability of bank liquidity and the bank regulatory environment, our compliance with covenants imposed under our financing agreements, the credit quality of the collateral we can pledge to support secured financings, and other factors. Changes in GM's and our credit ratings may also impact our access to and cost of financing. There can be no assurance that funding will be available to us through these financing sources or, if available, that the funding will be on acceptable terms. If these financing sources are not available to us on a regular basis for any reason, or we are not otherwise able to generate significant amounts of cash, then we would not have sufficient funds and would be required to revise the scale of the business, including the possible reduction or discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity and results of operations. In addition, certain of our revolving credit facilities contain various covenants. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
We currently have a substantial amount of outstanding indebtedness. In addition, we have guaranteed a substantial amount of indebtedness incurred by operating subsidiaries in our International Segment and Canada. Additionally, we have entered into intercompany loan agreements with several of our subsidiaries in Europe and Latin America, providing these companies with access to liquidity to support originations and other activities. Our ability to make payments of principal and interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.
If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity and results of operations.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
A substantial portion of our origination and servicing activities in the North America Segment have historically involved sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. The actual rates of delinquencies, defaults, repossessions and losses with respect to those borrowers could also be more dramatically affected by a general economic downturn. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based pricing and other underwriting policies, and our servicing and collection methods, no assurance can be given that our methods will be effective in the future. In the event that we underestimate the default risk or underprice contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected.
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
The Dodd-Frank Act also created the CFPB, a federal agency that has extensive rulemaking and enforcement authority. The CFPB has indicated an intention to review the actions of indirect auto finance companies such as us with regard to pricing activities

GENERAL MOTORS FINANCIAL COMPANY, INC.

and issued a bulletin to such lenders on how to limit fair lending risk under the Equal Credit Opportunity Act. We are subject to supervision and examination by the CFPB as a “larger participant” in the automobile finance market. Supervisory and examination powers over nonbank lenders such as us allow the agency to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, and mandated process, procedure or product-related changes or consumer refunds if violations of law or unfair lending practices are found, which could have a material adverse effect on our financial condition and results of operations.
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
Our profitability is dependent upon retail demand for automobiles and related automobile financing and the ability of customers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, rising interest rates, volatility in currency exchange rates and high unemployment.
General We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral coverage and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. While we seek to manage these risks through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future securitizations and credit facilities.
Wholesale Auction Values We sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. We also sell automobiles returned to us at the end of lease terms. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand will result in higher losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models and increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles.
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At the inception of a lease, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results.
Interest Rates Our profitability may be directly affected by the level of and fluctuations in interest rates, which affect the gross interest rate spread we earn on our portfolio. As the level of interest rates change, our net interest margin on new originations

GENERAL MOTORS FINANCIAL COMPANY, INC.

either increases or decreases since the rates charged on our loans and leases are generally fixed rates and are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the customer.
Foreign Currency Exchange Rates We are exposed to the effects of changes in foreign currency exchange rates and availability of currencies. Changes in currency exchange rates cannot always be predicted or hedged. As a result, unfavorable changes in exchange rates could have an adverse effect on our financial condition, liquidity and results of operations.
Labor Market Conditions Competition to hire and retain personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our delinquency, default and net loss rates, our ability to grow and, ultimately, our financial condition, liquidity and results of operations.
We do not control the operations of SAIC-GMAC, and we are subject to the risks of operating in China.
We do not control the operations of SAIC-GMAC, as it is a joint venture, and we do not have a majority interest in the joint venture. In the joint venture, we share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities, as well as time-consuming procedures for sharing information and making decisions. We are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, and as such, we do not receive the full benefits from a successful joint venture. As a result of having limited control over the actions of the joint venture, we may be unable to prevent misconduct or other violations of applicable laws. Moreover, the joint venture may not follow the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other actions or we may be subject to penalties, fines or other related actions for these activities that could have a material adverse impact on our business, financial condition and results of operations. In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the Chinese market continues to develop, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in reduced margins and our inability to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive sales volume in China. If SAIC-GMAC is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
A security breach or a cyber-attack could adversely affect our business.
A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. Risks of security breaches and cyber-attacks may increase in the future as we increase our web-based product offerings, such as online payment options, and expand our internal usage of web-based products and applications. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers' personal information or contract information, or if we give third parties or our employees improper access to our customers' personal information or contract information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory action in certain jurisdictions, particularly in North America and Europe.
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
The international operations are subject to many of the same risks as our U.S. operations. In addition to those risks, the international operations, including the operations of SAIC-GMAC, are subject to certain additional risks, such as the following:

GENERAL MOTORS FINANCIAL COMPANY, INC.

•	economic downturns in foreign countries or geographic regions where we have significant operations, such as Europe, Brazil and China;

•	multiple foreign regulatory requirements that are subject to change;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws;

•	restrictions on the ability to repatriate profits or transfer cash into or out of foreign countries and the tax consequences of such repatriations and transfers;

•	fluctuations in foreign currencies;

•	political and economic instability, natural calamities, war, and terrorism; and

•
compliance with laws and regulations applicable to international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and international trade and economic sanctions laws.

The effects of these risks may, individually or in the aggregate, adversely affect our business.
Item 2. Properties
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices in leased facilities in North America, Europe and Latin America. SAIC-GMAC operates in offices located in China.

Item 3. Legal Proceedings
Refer to Note 11 to our consolidated financial statements for information relating to legal proceedings.

Item 4. Mine Safety Disclosure
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of our issued and outstanding equity securities are owned by a single holder, GM, and there is not an established public trading market for our common stock. We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in the operation of the business and do not anticipate paying any cash dividends in the foreseeable future; provided, however, that we may reexamine this policy with our sole shareholder at any time.
Item 6. Selected Financial Data
Omitted in accordance with General Instruction I to Form 10-K.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This MD&A should be read in conjunction with the accompanying consolidated financial statements.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. Refer to Note 1 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates. The accounting estimates that we believe are the most critical to understanding and evaluating our reported financial results include the following:
Retail Finance Receivables and the Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans which are carried at amortized cost, net of allowance for loan losses. These loans are divided

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Assumptions regarding credit losses and LCPs are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or LCPs increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses.
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
We believe that the allowance for loan losses on retail finance receivables is adequate to cover probable losses inherent in our retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs after recoveries on the portfolio over the LCP would increase the allowance for loan losses at December 31, 2016 by $79 million and $159 million.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

We believe that the allowance for loan losses for commercial finance receivables is adequate to cover probable losses inherent in our portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs on the commercial finance receivable portfolio over the LCP would increase the allowance for loan losses at December 31, 2016 by $5 million and $10 million.
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
At December 31, 2016, the estimated residual value of our leased vehicles at the end of the lease term was $23.6 billion. Depreciation reduces the carrying value of each leased asset in our operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We periodically perform a review of the adequacy of the depreciation rates. If we believe that the expected residual values for our leased assets have changed, we revise the depreciation rate to ensure that our net investment in operating leases will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to the depreciation rate would result in a change in the depreciation expense on the leased assets, which is recorded prospectively on a straight-line basis. The effect of a 1% change in our assumption regarding residual values would increase or decrease depreciation expense on the operating lease portfolio over the remaining term of the leases as follows:

Impact to Depreciation Expense
Cars	$53
Trucks	52
Crossovers	131
Total	$236
In addition to estimating the residual value at lease termination, we also evaluate the carrying value of the operating lease assets, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. A leased asset is considered impaired if impairment indicators exist and the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. We believe no impairment indicators existed during 2016, 2015 or 2014.
Goodwill The excess of the purchase price of the merger with GM over the fair value of the net assets acquired was recorded as goodwill, and was attributed to the North America reporting unit, which was our only reporting unit at that time. With the acquisition of the international operations, we added two additional reporting units: Latin America and Europe. The excess of the purchase price of the acquisition of the international operations over the fair value of the net assets acquired was all attributed to the Latin America reporting unit. We performed our annual goodwill impairment testing as of October 1, 2016 for each reporting unit.
For the North America reporting unit, which represents 92% of our goodwill balance, we determined the fair value with consideration to valuations under the income approach, weighted 75%, and the market approach, weighted 25%. The income approach evaluates the cash flow of the reporting unit over a specified time, discounted at an appropriate market rate to arrive at an indication of the most probable selling price. Factors contributing to the determination of the reporting unit's operating performance were historical performance and management's estimates of future performance. The market approach considers trading prices of securities issued by comparable companies as multiples of historical earnings and forecast earnings. The results of the first step of the impairment test indicated that the fair value exceeded the carrying value; therefore, it was not necessary to perform the second step analysis.

GENERAL MOTORS FINANCIAL COMPANY, INC.

If actual market conditions are less favorable than those we and the industry have projected, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
Income Taxes We account for income taxes on a separate return basis using an asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statements' carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards.
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
The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for deferred tax consequences represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions or events, could have a material effect on our ability to utilize deferred tax assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Results of Operations
In our tabular presentation of the changes in results between financial periods, we provide the following information:  (i) the amount of change excluding the impact of foreign currency translation (“FX”); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation is derived by translating current year results at the average of prior year exchange rates, and is driven by the change in the U.S. Dollar against the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact. Average balances are calculated using daily balances, where available. Otherwise average balances are calculated using monthly ending balances.
In June 2016, the United Kingdom ("U.K.") completed its referendum on continued membership in the European Union and voted to leave. This result did not have a material impact on the results of operations for the year ended December 31, 2016; however, this result has adversely impacted the British Pound and the uncertainty has put strain on the U.K. automotive industry. While we anticipate the impacts of Brexit to continue through 2017, we do not expect such impacts to have a material impact on our results of operations.
Year Ended December 31, 2016 compared to    Year Ended December 31, 2015
Average Earning Assets

	Years Ended December 31,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$19,783	$11,233	$31,016	$15,688	$11,509	$27,197	$4,732	$(913)	$3,819	14.0%
Average commercial finance receivables	4,934	4,484	9,418	3,465	4,364	7,829	1,926	(337)	1,589	20.3%
Average finance receivables	24,717	15,717	40,434	19,153	15,873	35,026	6,658	(1,250)	5,408	15.4%
Average leased vehicles, net	27,787	161	27,948	13,033	57	13,090	14,932	(74)	14,858	113.5%
Average earning assets	$52,504	$15,878	$68,382	$32,186	$15,930	$48,116	$21,590	$(1,324)	$20,266	42.1%

Retail finance receivables purchased	$11,509	$6,545	$18,054	$10,931	$6,606	$17,537	$1,129	$(612)	$517	2.9%
Average new retail loan size (in dollars)	$28,226	$11,407		$26,523	$11,861
Leased vehicles purchased	$25,151	$226	$25,377	$20,121	$78	$20,199	$5,233	$(55)	$5,178	25.6%
Average new lease size (in dollars)	$37,540	$21,978		$36,627	$20,449
Average finance receivables increased in the North America Segment as a result of the continued increase of our share of GM's business in that segment. Average finance receivables in the International Segment decreased solely due to the impact of foreign currency translation. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which was implemented on a brand-by-brand basis between February and April 2015.
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during 2016 decreased to 7.0% from 8.0% during the prior period, and the average new retail loan size increased. These changes are due primarily to the expansion of our prime lending program and our exclusive loan subvention arrangement in the U.S. with GM, resulting in higher volumes of originations of loans for new vehicles, which typically are for higher amounts and have lower contractual rates due to the rate subvention support provided by GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue

	Years Ended December 31,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$1,826	$1,063	$2,889	$1,803	$1,174	$2,977	$3	$(91)	$(88)	(3.0)%
Commercial finance receivables	$156	$284	$440	$103	$301	$404	$63	$(27)	$36	8.9%
Leased vehicle income	$5,886	$39	$5,925	$2,794	$13	$2,807	$3,137	$(19)	$3,118	111.1%
Other income	$80	$224	$304	$77	$189	$266	$73	$(35)	$38	14.3%
Effective yield - retail finance receivables	9.2%	9.5%	9.3%	11.5%	10.2%	11.0%
Effective yield - commercial finance receivables	3.2%	6.3%	4.7%	3.0%	6.9%	5.2%
In the North America Segment, finance charge income on retail finance receivables increased slightly for 2016, compared to 2015, as the growth in the portfolio was substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses

	Years Ended December 31,
	2016			2015			2016 vs. 2015
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$891	$599	$1,490	$735	$558	$1,293	$229	$(32)	$197	15.2%
Leased vehicle expenses	$4,499	$30	$4,529	$2,190	$10	$2,200	$2,342	$(13)	$2,329	105.9%
Provision for loan losses	$566	$103	$669	$466	$158	$624	$52	$(7)	$45	7.2%
Interest expense(a)	$1,481	$627	$2,108	$921	$695	$1,616	$544	$(52)	$492	30.4%
Average debt outstanding	$50,216	$13,944	$64,160	$31,130	$13,489	$44,619	$20,562	$(1,021)	$19,541	43.8%
Effective rate of interest on debt	2.9%	4.5%	3.3%	3.0%	5.2%	3.6%
_________________
(a)Amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 16 - "Segment Reporting and Geographic Information" in our consolidated financial statements in this Form 10-K.
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Operating expenses as a percentage of average earning assets decreased to 2.2% for 2016 from 2.7% for 2015, primarily due to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan losses The provision for retail loan losses increased due primarily to the growth in the retail finance receivables portfolio. As a percentage of average retail finance receivables, the provision for retail loan losses was 2.1% and 2.3% for 2016 and 2015. The provision for commercial loan losses was insignificant for 2016 and 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios, partially offset by a decrease in the effective rate of interest on debt.
Taxes Our consolidated effective income tax rate was 20.9% and 26.5% of income before income taxes and equity income for 2016 and 2015. The decrease in the effective tax rate is due primarily to the recognition of currency losses arising from the ownership realignment of certain wholly-owned foreign subsidiaries and an increase in certain U.S. federal tax credits.
Other Comprehensive Loss
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive loss were $144 million and $669 million for 2016 and 2015. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.
Credit Quality

Retail Finance Receivables	December 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Retail finance receivables, net of fees	$21,786	$11,124	$32,910	$18,148	$10,976	$29,124
Less: allowance for loan losses	(666)	(127)	(793)	(618)	(117)	(735)
Retail finance receivables, net	$21,120	$10,997	$32,117	$17,530	$10,859	$28,389
Number of outstanding contracts	1,097,207	1,611,276	2,708,483	955,094	1,563,831	2,518,925
Average amount of outstanding contracts (in dollars)(a)	$19,856	$6,904	$12,151	$19,001	$7,019	$11,562
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.1%	1.1%	2.4%	3.4%	1.1%	2.5%
_________________

(a)
Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts. The decrease in the average amount of outstanding contracts in the International Segment is due primarily to changes in foreign currency exchange rates.

At December 31, 2016, the allowance for loan losses for the North America Segment as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2015 consistent with the improved credit mix in our portfolio resulting from our expansion of prime lending.
Delinquency The following is a summary of the contractual amounts of delinquent retail finance receivables, which is not materially different than the recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off:

	December 31, 2016				December 31, 2015
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$1,150	$85	$1,235	3.7%	$1,150	$87	$1,237	4.2%
Greater than 60 days	432	110	542	1.7	389	92	481	1.6
Total finance receivables more than 30 days delinquent	1,582	195	1,777	5.4	1,539	179	1,718	5.8
In repossession	43	8	51	0.1	42	4	46	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,625	$203	$1,828	5.5%	$1,581	$183	$1,764	6.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

Deferrals In accordance with our policies and guidelines in the North America Segment, we, at times, offer payment deferrals to retail consumers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 5.1% and 5.9% for 2016 and 2015. Deferrals in the International Segment are insignificant.
Troubled Debt Restructurings Refer to Note 4 - "Finance Receivables" to our consolidated financial statements for further discussion of TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2016			2015			2014
	North America	International	Total	North America	International	Total	North America	International	Total
Charge-offs	$1,019	$152	$1,171	$859	$137	$996	$776	$138	$914
Less: recoveries	(508)	(51)	(559)	(439)	(47)	(486)	(417)	(53)	(470)
Net charge-offs	$511	$101	$612	$420	$90	$510	$359	$85	$444
Net charge-off percentage(a)	2.6%	0.9%	2.0%	2.7%	0.8%	1.9%	2.9%	0.7%	1.8%
Recovery percentage(b)	52.7%			56.4%			57.3%
_________________

(a)	Net charge-off percentage is calculated as a percentage of average retail finance receivables.

(b)
Recovery percentage is a percentage of gross repossession charge-offs. Charge-offs for the International Segment primarily include the write-down of receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross charge-offs is not meaningful.

Commercial Finance Receivables	December 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$6,527	$4,596	$11,123	$4,051	$4,388	$8,439
Less: allowance for loan losses	(30)	(20)	(50)	(23)	(24)	(47)
Total commercial finance receivables, net	$6,497	$4,576	$11,073	$4,028	$4,364	$8,392
Number of dealers	792	2,150	2,942	656	2,139	2,795
Average carrying amount per dealer	$8	$2	$4	$6	$2	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.4%	0.4%	0.6%	0.5%	0.6%
There were insignificant charge-offs of commercial finance receivables during 2016, 2015, and 2014. At December 31, 2016 and 2015, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At December 31, 2016 and 2015, 98.8% and 98.7% of our operating leases were current with respect to payment status.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Cash Flow During 2016, net cash provided by operating activities increased compared to 2015 due primarily to increased lease vehicle income resulting from growth in the leased vehicle portfolio, partially offset by increased interest expense and increased operating expenses.
During 2016, net cash used in investing activities increased compared to 2015 due to an increase in purchases of leased vehicles of $4.3 billion and an increase in net fundings of commercial finance receivables of $2.0 billion, partially offset by increased collections on retail finance receivables of $1.4 billion, and an increase in proceeds received on terminated leases of $1.5 billion. Additionally, $924 million of net cash was used for the purchase of our equity interest in SAIC-GMAC in 2015.
During 2016, net cash provided by financing activities increased compared to 2015 due primarily to an increase in borrowings, net of repayments, of $767 million offset by a $649 million capital contribution received from GM in 2015.

Liquidity	December 31, 2016	December 31, 2015
Cash and cash equivalents(a)	$3,201	$3,061
Borrowing capacity on unpledged eligible assets	9,506	9,697
Borrowing capacity on committed unsecured lines of credit	445	904
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available liquidity	$14,152	$14,662
_________________

(a)
Includes $839 million and $756 million in unrestricted cash outside of the U.S. at December 31, 2016 and 2015. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During 2016 available liquidity decreased due primarily to increased credit facility utilization due to asset growth.
We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and up to $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At December 31, 2016, we had no amounts borrowed under either of GM's unsecured revolving credit facilities.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (“Fitch”), Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at February 1, 2017:

	Company Rating	Bond Rating	Outlook
DBRS Limited	BBB	BBB	Stable
Fitch	BBB-	BBB-	Positive
Moody’s	Baa3	Baa3	Stable
S&P	BBB	BBB	Stable
Ratings actions taken by each of the credit rating agencies from January 1, 2016 through February 1, 2017 were as follows: (i) DBRS Limited upgraded our company rating and bond rating to BBB from BBB(low) and revised their outlook to Stable from Positive in March 2016; (ii) Fitch revised their outlook to Positive from Stable in June 2016; (iii) Moody’s revised their outlook to Positive from Stable in February 2016, and upgraded our company rating and bond rating to Baa3 from Ba1 and revised their

GENERAL MOTORS FINANCIAL COMPANY, INC.

outlook to Stable in January 2017; and (iv) S&P revised their outlook to Positive from Stable in April 2016, and upgraded our company and bond rating to BBB from BBB- and revised their outlook to Stable in January 2017.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.
At December 31, 2016, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$21,473	$8,981
Revolving commercial asset-secured facilities(b)	4,305	836
Total secured	25,778	9,817
Unsecured committed facilities(c)	1,431	986
Unsecured uncommitted facilities(d)	2,368	2,368
Total unsecured	3,799	3,354
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$30,577	$13,171
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $329 million in advances outstanding and $633 million in unused borrowing capacity on these facilities at December 31, 2016.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.0 billion in unused borrowing capacity on these facilities at December 31, 2016.

Refer to Note 8 - "Debt" to our consolidated financial statements for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2016
2012	February 2020	-	May 2020	$2,300	291
2013	July 2020	-	October 2021	$5,655	1,054
2014	April 2019	-	September 2022	$10,005	3,370
2015	July 2019	-	December 2023	$14,348	9,056
2016	April 2018	-	November 2024	$17,786	15,745
Total active securitizations					$29,516
Debt issuance costs					(63)
					$29,453
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also variable interest entities ("VIEs") that meet the requirements to be consolidated in our financial statements. See Note 9 - "Variable Interest Entities" to our consolidated financial statements for further discussion.
Senior Notes, Retail Customer Deposits and Other Unsecured Debt We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S. and Europe. At December 31, 2016, the par value of our outstanding senior notes was $29.0 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.

We issue other unsecured debt through commercial paper offerings and other non-bank funding sources primarily in the International Segment. At December 31, 2016, we had $780 million of this type of unsecured debt outstanding. During 2015, we began accepting deposits from retail banking customers in Germany. At December 31, 2016, the outstanding balance of these deposits was $1.9 billion, of which 42% were overnight deposits.
Support Agreement In September 2016, in order to maintain our leverage ratio in line with the applicable ratio set in the GM Support Agreement, we borrowed $415 million on the Junior Subordinated Revolving Credit Facility. We repaid this borrowing plus interest during the fourth quarter of 2016. At December 31, 2016, our earning assets leverage ratio was 10.4 and the applicable ratio was 11.5. Refer to Note 2 - "Related Party Transactions" to our consolidated financial statements for more information.
Contractual Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt and lease obligations:

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$38	$45	$41	$37	$35	$161	$357
Secured debt	21,268	11,573	4,880	1,264	348	—	39,333
Unsecured debt	7,328	4,167	6,351	4,650	4,750	7,791	35,037
Interest payments(a)	1,624	1,204	799	573	376	793	5,369
	$30,258	$16,989	$12,071	$6,524	$5,509	$8,745	$80,096
_________________

(a)
Interest payments were determined using the interest rate in effect at December 31, 2016 for floating rate debt and the contractual rates for fixed rate debt. Interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

At December 31, 2016, we had liabilities associated with uncertain tax positions of $142 million, including penalties and interest. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.
Under our tax sharing arrangement with GM, we are responsible for our tax liabilities as if we filed separate returns. As of December 31, 2016, we have no accrued liability to GM. Refer to Note 14 - "Income Taxes" to our consolidated financial statements for more information.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
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

We manage each of these types of risk in the context of its contribution to our overall global risks. We make business decisions on a risk-adjusted basis and price our services consistent with these risks. A discussion of market risk (including interest and currency rate risk), counterparty risk, and operating risk follows.
Market Risk We seek to minimize volatility in our earnings from changes in interest rates and foreign currency exchange rates. Our strategies to manage market risk are approved by our International and North America Asset Liability Committees (“ALCO”).

GENERAL MOTORS FINANCIAL COMPANY, INC.

In 2015, we expanded our ALCO to incorporate more asset liability management strategies as the composition of sources of debt evolved to support growth in our earning assets. Our Corporate Treasury group is responsible for the development of our interest rate and liquidity management policies as presented to the ALCO.
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
Our debt includes long-term unsecured debt and securitization notes payable. Our senior note unsecured debt issuances have tenors of up to ten years. The majority of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
We manage interest rate risk with the objective of optimizing earnings performance while avoiding excessive financial risks and market-related earnings volatility. We measure and monitor interest rate risk primarily through key risk metrics such as duration gap, economic value of equity sensitivity and net interest income sensitivity. When appropriate, we use derivatives to manage interest rate risk; however, we do not engage in any speculative trading in derivatives.
Swap Agreements We utilize interest rate swap agreements to convert certain floating rate exposures to fixed rate or certain fixed-rate exposures to floating rate in order to manage our interest rate exposure within levels established by the ALCO.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Fair Value
Assets
Retail finance receivables
Principal amounts	$12,978	$9,169	$5,866	$3,189	$1,425	$559	$32,067
Weighted-average annual percentage rate	8.26%	8.17%	8.10%	8.05%	8.28%	10.51%
Commercial finance receivables
Principal amounts	$10,754	$116	$115	$107	$161	$144	$11,073
Weighted-average annual percentage rate	5.07%	4.13%	4.13%	4.17%	4.20%	4.16%
Interest rate swaps
Notional amounts	$2,626	$5,891	$2,830	$851	$10	$1	$67
Average pay rate	1.27%	1.27%	1.18%	1.11%	4.38%	3.05%
Average receive rate	1.49%	1.77%	1.72%	1.67%	5.85%	3.86%
Liabilities
Secured debt
Revolving credit facilities
Principal amounts	$8,582	$873	$314	$41	$7	$—	$9,812
Weighted-average interest rate	2.60%	5.56%	5.78%	9.48%	8.65%	—%
Securitization notes payable
Principal amounts	$12,686	$10,700	$4,566	$1,223	$341	$—	$29,545
Weighted-average interest rate	1.94%	2.10%	2.38%	2.85%	2.80%	—%
Unsecured debt
Senior notes
Principal amounts	$2,854	$3,086	$5,877	$4,650	$4,750	$7,791	$29,182
Weighted-average interest rate	3.48%	3.08%	2.65%	3.02%	3.83%	3.81%
Credit facilities
Principal amounts	$2,633	$433	$288	$—	$—	$—	$3,354
Weighted-average interest rate	7.59%	6.42%	3.08%	—%	—%	—%
Retail customer deposits
Principal amounts	$1,342	$400	$153	$—	$—	$—	$1,902
Weighted-average interest rate	1.21%	1.39%	1.17%	—%	—%	—%
Other unsecured debt
Principal amounts	$499	$248	$33	$—	$—	$—	$782
Weighted-average interest rate	12.52%	13.22%	11.18%	—%	—%	—%
Interest rate swaps
Notional amounts	$1,299	$5,410	$2,219	$1,631	$3,558	$3,200	$315
Average pay rate	2.45%	3.25%	4.03%	4.62%	3.83%	5.63%
Average receive rate	2.37%	2.90%	3.40%	3.68%	3.42%	4.58%
The impact of the discount rate, prepayment and credit loss assumptions is consistent with assumptions applied to interest rate sensitive assets and liabilities reported at December 31, 2015. Finance receivables, both retail and commercial, are estimated to be realized by us in future periods using discount rate, prepayment and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap agreements are based on contractual terms. Revolving credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes, credit facilities, retail customer deposits and other unsecured debt principal amounts have been classified based on maturity.
Interest rates are primarily fixed on retail finance receivables and floating on commercial finance receivables. Interest rates on securitization notes payable and unsecured senior notes are primarily fixed.  Interest rates are primarily floating on credit facilities, deposits and other unsecured debt.
The notional amounts of interest rate swap agreements, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of our exposure to loss through our use of these agreements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Foreign Currency Exchange Rate Risk We primarily finance receivables and lease assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income/loss.
The following table summarizes the amounts of foreign currency translation and transaction and remeasurement losses:

	Years Ended December 31,
	2016	2015	2014
Foreign currency translation losses recorded in accumulated other comprehensive loss	$144	$669	$430
Losses resulting from foreign currency transactions and remeasurement recorded in earnings	$167	$58	$170
Gains resulting from foreign currency exchange swaps recorded in earnings	(154)	(42)	(163)
Net losses resulting from foreign currency exchange recorded in earnings	$13	$16	$7
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The foreign currency translation losses in 2016 were primarily due to decreases in the values of the British Pound and the Euro in relation to the U.S. Dollar. The foreign currency translation losses in 2015 were due primarily to decreases in the values of the Brazilian Real, the Canadian Dollar and the Euro in relation to the U.S Dollar.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
General Motors Financial Company, Inc.:
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Financial Company, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
February 7, 2017

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$3,201	$3,061
Finance receivables, net (Note 4; Note 9 VIEs)	43,190	36,781
Leased vehicles, net (Note 5; Note 9 VIEs)	34,526	20,172
Goodwill (Note 6)	1,196	1,189
Equity in net assets of non-consolidated affiliates (Note 7)	944	986
Property and equipment, net of accumulated depreciation of $127 and $91	279	219
Deferred income taxes (Note 14)	274	231
Related party receivables (Note 2)	510	573
Other assets (Note 9 VIEs)	3,645	2,692
Total assets	$87,765	$65,904
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt (Note 8; Note 9 VIEs)	$39,270	$30,689
Unsecured debt (Note 8)	34,606	23,657
Accounts payable and accrued expenses	1,474	1,218
Deferred income	2,365	1,454
Deferred income taxes (Note 14)	220	129
Related party payables (Note 2)	400	362
Other liabilities	737	343
Total liabilities	79,072	57,852
Commitments and contingencies (Note 11)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	6,505	6,484
Accumulated other comprehensive loss (Note 17)	(1,238)	(1,104)
Retained earnings	3,426	2,672
Total shareholder's equity	8,693	8,052
Total liabilities and shareholder's equity	$87,765	$65,904
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2016	2015	2014
Revenue
Finance charge income	$3,329	$3,381	$3,475
Leased vehicle income	5,925	2,807	1,090
Other income	304	266	289
Total revenue	9,558	6,454	4,854
Costs and expenses
Salaries and benefits	853	726	614
Other operating expenses	637	567	548
Total operating expenses	1,490	1,293	1,162
Leased vehicle expenses	4,529	2,200	847
Provision for loan losses	669	624	604
Interest expense	2,108	1,616	1,426
Total costs and expenses	8,796	5,733	4,039
Equity income (Note 7)	151	116	—
Income before income taxes	913	837	815
Income tax provision (Note 14)	159	191	278
Net income	754	646	537
Other comprehensive loss, net of tax
Unrealized gain on cash flow hedges, net of income tax expense of $11	17	—	—
Defined benefit plans, net of income tax benefit of $3, $1 and $5	(7)	(2)	(14)
Foreign currency translation adjustment, net of income tax expense (benefit) of $17, $(1) and $(1)	(144)	(669)	(430)
Other comprehensive loss, net of tax	(134)	(671)	(444)
Comprehensive income (loss)	$620	$(25)	$93
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Common stock shares
Balance at the beginning of period	505	505	502
Common stock issued	—	—	3
Balance at the end of period	505	505	505
Common stock amount
Balance at the beginning of period	$—	$—	$—
Common stock issued	—	—	—
Balance at the end of period	$—	$—	$—
Additional paid-in capital
Balance at the beginning of period	$6,484	$5,799	$4,785
Stock-based compensation expense	21	35	18
Capital contributions from related party	—	649	996
Differences between tax payments due under consolidated return and separate return basis	—	1	—
Balance at the end of period	$6,505	$6,484	$5,799
Accumulated other comprehensive loss
Balance at the beginning of period	$(1,104)	$(433)	$11
Other comprehensive loss, net of tax	(134)	(671)	(444)
Balance at the end of period	$(1,238)	$(1,104)	$(433)
Retained earnings
Balance at the beginning of period	$2,672	$2,026	$1,489
Net income	754	646	537
Balance at the end of period	$3,426	$2,672	$2,026
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$754	$646	$537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,839	2,403	992
Accretion and amortization of loan and leasing fees	(1,172)	(609)	(363)
Amortization of carrying value adjustment	(29)	(149)	(234)
Undistributed earnings of non-consolidated affiliates, net	(22)	(116)	—
Provision for loan losses	669	624	604
Deferred income taxes	42	132	(83)
Stock-based compensation expense	25	36	19
Other operating activities	1	(37)	182
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	(443)	(375)	(85)
Accounts payable and accrued expenses	214	282	133
Taxes payable	(2)	(20)	(63)
Related party taxes payable	—	(636)	(7)
Related party payables	5	(13)	5
Net cash provided by operating activities	4,881	2,168	1,637
Cash flows from investing activities
Purchases of retail finance receivables, net	(17,796)	(17,517)	(14,749)
Principal collections and recoveries on retail finance receivables	13,172	11,726	10,860
Net funding of commercial finance receivables	(2,981)	(1,017)	(1,898)
Purchases of leased vehicles, net	(19,612)	(15,337)	(4,882)
Proceeds from termination of leased vehicles	2,557	1,096	533
Acquisition of international operations	—	(1,049)	(46)
Disposition of equity interest	—	125	—
Purchases of property and equipment	(107)	(90)	(52)
Other investing activities	(7)	30	(2)
Net cash used in investing activities	(24,774)	(22,033)	(10,236)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	780	1,147	470
Borrowings and issuance of secured debt	29,421	22,385	21,080
Payments on secured debt	(20,266)	(15,178)	(16,890)
Borrowings and issuance of unsecured debt	13,282	12,977	7,174
Payments on unsecured debt	(2,837)	(1,709)	(1,889)
Borrowings on related party line of credit	418	—	—
Payments on related party line of credit	(418)	—	—
Capital contributions	—	649	996
Debt issuance costs	(146)	(155)	(127)
Other	—	1	—
Net cash provided by financing activities	20,234	20,117	10,814
Net increase in cash, cash equivalents and restricted cash	341	252	2,215
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(41)	(295)	(201)
Cash, cash equivalents and restricted cash at beginning of period	5,002	5,045	3,031
Cash, cash equivalents and restricted cash at end of period	$5,302	$5,002	$5,045
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$3,201	$3,061
Restricted cash included in other assets	2,101	1,941
Total cash, cash equivalents and restricted cash as presented in the consolidated statements of cash flows	$5,302	$5,002
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
History and Operations We were formed on August 1, 1986 and have been a wholly-owned subsidiary of GM since October 2010. We acquired Ally Financial's auto finance and financial services operations in Europe and Latin America in 2013. Additionally, on January 2, 2015, we acquired an equity interest in SAIC-GMAC, a joint venture that conducts business in China, from Ally Financial.
Basis of Presentation The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered VIEs. All intercompany transactions and accounts have been eliminated in consolidation. Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, estimated residual value of leased vehicles, goodwill and income taxes.
Generally, the financial statements of entities that operate outside of the U.S. are measured using the local currency as the functional currency. All assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and the results of operations and cash flows are determined using approximate weighted-average exchange rates for the period. Translation adjustments are related to the foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income/loss. Foreign currency transaction gains or losses are recorded directly to the consolidated statements of income and comprehensive income, regardless of whether such amounts are realized or unrealized. We may enter into foreign currency derivatives to mitigate our exposure to changes in foreign currency exchange rates.
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
We have revolving debt agreements to finance our commercial lending activities. The revolving period of these agreements ranges from 6 to 24 months; however, the terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances.  When a dealer repays a floorplan receivable to us, either the amount advanced against such receivables must be repaid by us or else the equivalent amount in new receivables must be added to the borrowing base. Despite the revolving term exceeding 90 days, the actual term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within 90 days of when the credit is extended. Therefore, the cash flows related to these revolving debt agreements are reflected on the consolidated statements of cash flows as “Net change in debt (original maturities less than three months).”
Cash Equivalents Cash equivalents are defined as short-term, highly liquid securities with original maturities of 90 days or less.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Assumptions regarding credit losses and LCPs are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or LCP increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Variable Interest Entities – Securitizations and Credit Facilities We finance our loan and lease origination volume through the use of our credit facilities and execution of securitization transactions, which both utilize special purpose entities ("SPEs"). In our credit facilities, we transfer finance receivables or lease-related assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of the assets.
In our securitizations, we transfer finance receivables or lease-related assets to SPEs structured as securitization trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.
Our continuing involvement with the credit facilities and Trusts consist of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under U.S. GAAP and are consolidated because we have: (i) power over the significant activities of the entities and (ii) an obligation to absorb losses or the right to receive benefits from the VIEs which could be significant to the VIEs. Accordingly, we are the primary beneficiary of the VIEs and the finance receivables, leasing related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. Refer to Note 4 - "Finance Receivables," Note 8 - "Debt" and Note 9 - "Variable Interest Entities" to our consolidated financial statements for further information.
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
We recognize finance charge, lease vehicle and fee income on the securitized assets and interest expense on the secured debt issued in securitization transactions, and record a provision for loan losses to recognize probable loan losses inherent in the securitized assets. Cash pledged to support securitization transactions is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.
Property and Equipment Property and equipment additions are carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 30 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized.
Leased Vehicles Leased vehicles consist of automobiles leased to customers and are carried at amortized cost less manufacturer subvention payments, which are received up front. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement. Manufacturer subvention is recognized on a straight-line basis as a reduction to depreciation expense. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment when indicators of impairment exist. When indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.
Goodwill The excess of the purchase price of the merger with GM over the fair value of the net assets acquired was recorded as goodwill, and was attributed to the North America reporting unit, which was our only reporting unit at that time. With the acquisition of the international operations, we added two additional reporting units: Latin America and Europe. The excess of the purchase price of the acquisition of the international operations over the fair value of the net assets acquired was all attributed to the Latin America reporting unit. We performed our annual goodwill impairment testing as of October 1, 2016 for each reporting unit.
For the North America reporting unit, which represents 92% of our goodwill balance, we determined the fair value with consideration to valuations under the income approach, weighted 75%, and the market approach, weighted 25%. The income approach evaluates the cash flow of the reporting unit over a specified time, discounted at an appropriate market rate to arrive at an indication of the most probable selling price. Factors contributing to the determination of the reporting unit's operating performance were historical performance and management's estimates of future performance. The market approach considers trading prices of securities issued by comparable companies as multiples of historical earnings and forecast earnings. The results of the first step of the impairment test indicated that the fair value exceeded the carrying value; therefore, it was not necessary to perform the second step analysis.
If actual market conditions are less favorable than those we and the industry have projected, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
Derivative Financial Instruments We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. We do not use derivative financial instruments for trading or speculative purposes.
Interest Rate Swap Agreements We utilize interest rate swap agreements to convert certain floating rate exposures to fixed rate or certain fixed-rate exposures to floating rate in order to manage our interest rate exposure. Cash flows from derivatives used to manage interest rate risk are classified as operating activities.
We designate certain pay-fixed, receive-floating interest rate swaps as cash flow hedges of variable rate debt.  The risk being hedged is the risk of variability in interest payments attributable to changes in interest rates.  If the hedge relationship is deemed to be highly effective, we record the effective portion of changes in the fair value of the hedge in accumulated other comprehensive income/loss. When the hedged cash flows affect earnings, we reclassify these amounts to interest expense. Any ineffective portion of a cash flow hedge is recorded to interest expense immediately.
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
Interest Rate Cap and Floor Agreements We may purchase interest rate cap and floor agreements to limit floating rate exposures in our credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap or floor agreement in order to offset the premium paid to purchase the interest rate cap or floor agreement and thus retain the interest rate risk. Because the interest rate cap and floor agreements entered into by us or our special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap and floor agreements purchased by the special purpose finance subsidiaries and interest rate cap and floor agreements sold by us are recorded in interest expense.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

generally settle on a net basis. In addition, we perform a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.
Foreign Currency Swaps Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies. We face exposure to currency exchange rates when the currency of our earning assets differs from the currency of the debt funding those assets. When possible, we fund earning assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps to convert our debt obligations to the local currency of the earning assets.
We designate certain cross-currency swaps as cash flow hedges of foreign currency-denominated debt. The risk being hedged is the variability in the cash flows for the payments of both principal and interest attributable to changes in foreign currency exchange rates. If the hedge relationship is deemed to be highly effective, we record the effective portion of changes in the fair value of the swap in accumulated other comprehensive income/loss. When the hedged cash flows affect earnings via principal remeasurement or accrual of interest expense, we reclassify these amounts to other operating expenses or interest expense. Any ineffective portion of a cash flow hedge is recorded to interest expense immediately.
Fair Value Financial instruments are considered Level 1 when quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
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
Income Taxes We account for income taxes on a separate return basis using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.
We record uncertain tax positions on the basis of a two-step process whereby: (i) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax provision (benefit).
Revenue Recognition Finance charge income related to retail finance receivables is recognized using the effective interest method. Fees and commissions received and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on non-accrual loans are first applied to any fees due, then to any interest due and, finally, any remaining amounts received are recorded to principal. Interest accrual resumes once an account has received payments bringing the delinquency status to less than 60 days past due or, for TDRs, when repayment is reasonably assured based on the modified terms of the loan.
Finance charge income related to commercial finance receivables is recognized using the effective interest method. Accrual of finance charge income is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt about the full collectability of contractually agreed upon principal and interest exist. Payments received on non-accrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the delinquency status fully current and collection of contractual principal and interest is reasonably expected (including amounts previously charged off).
Operating lease rental income for leased vehicles is recognized on a straight-line basis over the lease term. Net deferred origination fees or costs are amortized on a straight-line basis over the term of the lease agreement.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Parent Company Stock-Based Compensation We measure and record compensation expense for parent company stock-based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award.
Refer to Note 12 - "Parent Company Stock-Based Compensation" to our consolidated financial statements for further information.
Recently Adopted Accounting Standards In November 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. We adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result net cash provided by operating activities decreased by $271 million in 2015 and increased by an insignificant amount in 2014. Net cash used in investing activities decreased by $264 million and $232 million in 2015 and 2014 and beginning-of-period cash, cash equivalents and restricted cash increased by $1.9 billion, $2.1 billion and $2.0 billion as of December 31, 2016, 2015 and 2014.
Recently Issued Accounting Standards Not Yet Adopted In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2017 with early adoption permitted for reporting periods beginning on or after December 15, 2016. The adoption of ASU 2014-09 will not have a significant impact on our consolidated financial statements.
In February 2016 the FASB issued ASU 2016-02, “Leases” (ASU 2016-02), which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for lessors is largely unchanged. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 11.
In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. Credit losses under the new model will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses upon loan origination as compared to our current accounting that recognizes credit losses as incurred. Adoption of ASU 2016-13 will increase the allowance for credit losses with the cumulative effect upon adoption resulting in a negative adjustment to retained earnings. We are currently evaluating new processes to calculate credit losses in accordance with ASU 2016-13 that, once completed, will determine the impact on our consolidated financial statements which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to retained earnings.
Note 2. Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers and their affiliates. We also offer commercial loans to dealers that are consolidated by GM and those balances are included in our finance receivables, net.
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. We also provide funding under lines of credit to GM, which are included in our net funding of commercial finance receivables on the consolidated statements of cash flows. During 2016, we advanced $456 million under a new line of credit to GM subsidiary Adam Opel AG, which was repaid with interest during 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days. The following tables present related party transactions:

Balance Sheet Data	December 31, 2016	December 31, 2015
Commercial finance receivables, net due from dealers consolidated by GM(a)	$401	$229
Advances drawn on lines of credit due from GM(b)	$137	$190
Subvention receivable(c)	$373	$383
Commercial loan funding payable(d)	$389	$351

Income Statement Data	Years Ended December 31,
	2016	2015	2014
Interest subvention earned on retail finance receivables and leases(e)	$443	$313	$248
Interest subvention earned on commercial finance receivables(e)	$169	$175	$195
Leased vehicle subvention earned(f)	$2,238	$1,001	$311
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables.

(c)	Included in related party receivables. We received subvention payments from GM of $4.4 billion, $3.6 billion and $1.2 billion during 2016, 2015 and 2014.

(d)	Included in related party payables.

(e)	Included in finance charge income.

(f)	Included as a reduction to leased vehicle expenses.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower of up to $4.0 billion under GM’s corporate revolving credit facilities, which were amended in May 2016. These amendments increased GM's borrowing capacity on its corporate revolving credit facilities from $12.5 billion to $14.5 billion. We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. GM also agreed to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility"). In September 2016, we borrowed $415 million on the Junior Revolving Credit Facility, which we repaid with interest in December 2016.
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2016 and December 31, 2015, there are no related party taxes payable to GM due to our taxable loss position.
Note 3. Acquisition of Equity Interest
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income resulting from the equity investment in SAIC-GMAC is included in our results beginning January 2, 2015. Equity income from SAIC-GMAC recorded during 2016 and 2015 was $151 million and $116 million. If the acquisition had occurred on January 1, 2014, our unaudited pro forma net income for 2014 would have increased by $107 million to $644 million.
Note 4. Finance Receivables

	December 31, 2016	December 31, 2015
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees(a)	$30,989	$27,512
Retail finance receivables, individually evaluated for impairment, net of fees	1,921	1,612
Total retail finance receivables(b)	32,910	29,124
Less: allowance for loan losses - collective	(517)	(515)
Less: allowance for loan losses - specific	(276)	(220)
Total retail finance receivables, net	32,117	28,389
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	11,053	8,357
Commercial finance receivables, individually evaluated for impairment, net of fees	70	82
Total commercial finance receivables	11,123	8,439
Less: allowance for loan losses - collective	(43)	(38)
Less: allowance for loan losses - specific	(7)	(9)
Total commercial finance receivables, net	11,073	8,392
Total finance receivables, net	$43,190	$36,781
Fair value of finance receivables	$43,140	$36,937
________________

(a)	Includes $1.3 billion and $1.1 billion of direct-financing leases at December 31, 2016 and 2015.

(b)	Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $191 million and $179 million at December 31, 2016 and 2015.

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

Retail Finance Receivables	Years ended December 31,
	2016	2015	2014
Retail finance receivables beginning balance	$29,124	$25,623	$23,130
Purchases of retail finance receivables	18,054	17,537	15,085
Principal collections and other	(12,633)	(10,968)	(10,234)
Charge-offs	(1,171)	(996)	(914)
Foreign currency translation	(464)	(2,072)	(1,444)
Retail finance receivables ending balance	$32,910	$29,124	$25,623

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the activity in the allowance for retail loan losses is as follows:

	Years ended December 31,
	2016	2015	2014
Allowance for retail loan losses beginning balance	$735	$655	$497
Provision for loan losses	666	612	613
Charge-offs	(1,171)	(996)	(914)
Recoveries	559	486	470
Foreign currency translation	4	(22)	(11)
Allowance for retail loan losses ending balance	$793	$735	$655

Retail Credit Quality We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. At the time of loan origination, substantially all of our International Segment customers have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables in the North America Segment is as follows:

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$7,923	36.4%	$4,418	24.4%
Near-prime - FICO Score 620 to 679	3,468	15.9%	2,890	15.9%
Sub-prime - FICO Score less than 620	10,395	47.7%	10,840	59.7%
Balance at end of period	$21,786	100.0%	$18,148	100.0%

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
The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables, which is not significantly different than the recorded investment for such receivables.

	December 31, 2016		December 31, 2015
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,235	3.7%	$1,237	4.2%
Greater than 60 days	542	1.7	481	1.6
Total finance receivables more than 30 days delinquent	1,777	5.4	1,718	5.8
In repossession	51	0.1	46	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,828	5.5%	$1,764	6.0%
At December 31, 2016 and 2015, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $807 million and $778 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2016 and 2015, the outstanding balance of retail finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only. The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	December 31, 2016	December 31, 2015
Outstanding recorded investment	$1,920	$1,612
Less: allowance for loan losses	(276)	(220)
Outstanding recorded investment, net of allowance	$1,644	$1,392
Unpaid principal balance	$1,967	$1,642
Additional information about loans classified as TDRs is presented below:

	Years Ended December 31,
	2016	2015	2014
Average outstanding recorded investment	$1,766	$1,455	$996
Finance charge income recognized	$205	$164	$123
Number of loans classified as TDRs during the period	66,926	58,012	49,490
Recorded investment of loans classified as TDRs during the period	$1,148	$982	$794
A redefault is when an account meets the requirements for evaluation under our charge-off policy. The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months of being modified as a TDR were $26 million, $20 million and $25 million for 2016, 2015 and 2014.

Commercial Finance Receivables	Years Ended December 31,
	2016	2015	2014
Commercial finance receivables beginning balance	$8,439	$8,072	$6,700
Net funding	3,017	984	1,889
Charge-offs	(2)	(3)	—
Foreign currency translation	(331)	(614)	(517)
Commercial finance receivables ending balance	$11,123	$8,439	$8,072
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
We regularly review our models to confirm the continued business significance and statistical predictability of the factors and update the models to incorporate new factors or other information that improves statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk dealers (i.e., Groups III, IV, V and VI). We perform a credit review of each dealer at least

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

annually and adjust the dealer's risk rating, if necessary. Dealers in Group VI are subject to additional funding restrictions including suspension of lines of credit and liquidation of assets.
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

			December 31, 2016		December 31, 2015
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,596	14.3%	$1,299	15.4%
Group II	-	Dealers with strong financial metrics	3,445	31.0	2,648	31.4
Group III	-	Dealers with fair financial metrics	4,039	36.3	2,703	32.0
Group IV	-	Dealers with weak financial metrics	1,231	11.1	1,100	13.0
Group V	-	Dealers warranting special mention due to potential weaknesses	642	5.8	505	6.0
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	170	1.5	184	2.2
Balance at end of period			$11,123	100.0%	$8,439	100.0%
At December 31, 2016 and 2015, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for 2016, 2015 and 2014.
Note 5. Leased Vehicles

	December 31, 2016	December 31, 2015
Leased vehicles	$48,581	$27,587
Manufacturer subvention	(7,706)	(4,582)
	40,875	23,005
Less: accumulated depreciation	(6,349)	(2,833)
Leased vehicles, net	$34,526	$20,172
A summary of the changes in our leased vehicles is as follows:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$23,005	$8,268	$4,025
Leased vehicles purchased	25,377	20,199	6,169
Terminated leases	(4,095)	(1,785)	(878)
Leased vehicles returned - default	(358)	(120)	(58)
Manufacturer subvention	(3,111)	(3,169)	(844)
Foreign currency translation	57	(388)	(146)
Balance at end of period	$40,875	$23,005	$8,268

The following table summarizes minimum rental payments due to us as lessor under operating leases:

	Years Ending December 31,
	2017	2018	2019	2020	2021	Total
Minimum rental payments under operating leases	$5,649	$4,176	$1,869	$180	$4	$11,878

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years Ended December 31,
	2016			2015			2014
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$84	$1,189	$1,106	$138	$1,244	$1,108	$132	$1,240
Acquisition	—	—	—	—	—	—	—	6	6
Foreign currency translation	—	7	7	(1)	(54)	(55)	(2)	—	(2)
Ending balance	$1,105	$91	$1,196	$1,105	$84	$1,189	$1,106	$138	$1,244

Note 7. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in SAIC-GMAC Automotive Finance Company Limited ("SAIC-GMAC"), a joint venture that conducts auto finance operations in China. The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
We received cash dividends from SAIC-GMAC of $129 million in 2016. There were no cash dividends received in 2015. At December 31, 2016 and 2015, we had undistributed earnings of $142 million and $121 million related to SAIC-GMAC. The following tables present summarized financial data of SAIC-GMAC:

Summarized Balance Sheet Data(a):	December 31, 2016	December 31, 2015
Finance receivables, net	$10,408	$9,617
Total assets	$11,089	$9,802
Debt	$6,681	$5,789
Total liabilities	$9,330	$7,973

	Years Ended December 31,
Summarized Operating Data(a):	2016	2015
Finance charge income	$940	$971
Provision for loan losses	$18	$45
Interest expense	$257	$338
Income before income taxes	$570	$463
Net income	$428	$347
 _________________

(a)	This data represents that of the entire entity and not our 35% proportionate share.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Debt

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$9,817	$9,812	$7,548	$7,494
Securitization notes payable	29,453	29,545	23,141	23,177
Total secured debt	$39,270	$39,357	$30,689	$30,671
Unsecured debt
Senior notes	$28,577	$29,182	$18,973	$19,045
Credit facilities	3,354	3,354	2,759	2,753
Retail customer deposits	1,895	1,902	1,260	1,262
Other unsecured debt	780	782	665	666
Total unsecured debt	$34,606	$35,220	$23,657	$23,726
Total Secured and Unsecured debt	$73,876	$74,577	$54,346	$54,397
Fair value utilizing Level 2 inputs		$69,990		$48,716
Fair value utilizing Level 3 inputs		$4,587		$5,681

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

Secured Debt Most of the secured debt was issued by variable interest entities, as further discussed in Note 9 - "Variable Interest Entities." This debt is repayable only from proceeds related to the underlying pledged assets.
The weighted average interest rate on secured debt was 2.09% at December 31, 2016. Issuance costs on the secured debt of $89 million as of December 31, 2016 and $76 million as of December 31, 2015 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to six years. During 2016, we entered into new credit facilities or renewed credit facilities with a total net additional borrowing capacity of $4.0 billion.
Securitization notes payable at December 31, 2016 are due beginning in 2018 through 2024. During 2016, we issued securitization notes payable of $16.9 billion with a weighted-average interest rate of 1.7%.
Unsecured Debt
Senior Notes At December 31, 2016, we had $29.0 billion par value outstanding in senior notes that mature from 2017 through 2026 and have a weighted average interest rate of 3.33%. Issuance costs on senior notes of $115 million as of December 31, 2016 and $107 million as of December 31, 2015 are amortized to interest expense over the term of the notes.
During 2016, our top-tier holding company issued $10.3 billion in senior notes comprised of $9.6 billion of fixed rate notes with a weighted average coupon of 3.38% and $650 million in floating rate notes. These notes mature beginning in May 2019 through October 2026. All of these notes are guaranteed by AmeriCredit Financial Services, Inc. ("AFSI").
In May 2016, one of our European subsidiaries issued €500 million of 1.168% notes under our Euro medium term notes program. These notes are due in May 2020 and are guaranteed by our top-tier holding company and AFSI.
In November 2016, one of our European subsidiaries issued €100 million in floating rate notes under our Euro medium term notes program. These notes are due in December 2017 and are guaranteed by our top-tier holding company and AFSI.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subsequent to December 31, 2016, our top-tier holding company issued $2.5 billion in senior notes comprised of $1.25 billion of 3.45% notes due in January 2022, $750 million of 4.35% notes due in January 2027 and $500 million of floating rate notes due in January 2022. All of these notes are guaranteed solely by AFSI.
Senior notes issued by our top-tier holding company are guaranteed solely by AFSI; none of our other subsidiaries are guarantors of our senior notes. Refer to Note 20 - "Guarantor Consolidating Financial Statements" to our consolidated financial statements for further discussion.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources, primarily in the International Segment. During 2016, we increased net borrowing capacity on unsecured committed credit facilities by $22 million.
The terms of advances under our unsecured credit facilities are determined and agreed to by us and the lender on the borrowing date for each advance and can have maturities up to five years. The weighted average interest rate on credit facilities and other unsecured debt was 7.50% at December 31, 2016.
Retail Customer Deposits During 2015, we began accepting deposits from retail banking customers in Germany. Following is summarized information for our deposits at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Outstanding Balance	Weighted Average Interest Rate	Outstanding Balance	Weighted Average Interest Rate
Overnight deposits	$799	0.50%	$555	1.00%
Term deposits -12 months	423	0.93%	337	1.32%
Term deposits - 24 months	281	1.26%	123	1.44%
Term deposits - 36 months	392	1.48%	245	1.65%
Total deposits	$1,895	0.91%	$1,260	1.25%
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Secured debt	$21,268	$11,573	$4,880	$1,264	$348	$—	$39,333
Unsecured debt	7,328	4,167	6,351	4,650	4,750	7,791	35,037
Interest payments	1,624	1,204	799	573	376	793	5,369
	$30,220	$16,944	$12,030	$6,487	$5,474	$8,584	$79,739
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At December 31, 2016, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Variable Interest Entities
Securitizations and credit facilities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31,
	2016	2015
Restricted cash(a)	$2,067	$1,876
Finance receivables, net of fees	$29,661	$24,942
Lease related assets	$19,341	$11,684
Secured debt	$38,244	$29,386
_______________
(a) Included in other assets in the consolidated balance sheets.
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

	December 31,
	2016	2015
Assets(a)	$4,251	$3,652
Liabilities(b)	$3,559	$2,941
_______________

(a)	Comprised primarily of finance receivables, net of $3.5 billion and $3.2 billion at December 31, 2016 and 2015.

(b)	Comprised primarily of debt of $3.0 billion and $2.6 billion at December 31, 2016 and 2015.
The following table summarizes the revenue and net income of these VIEs:

	Years Ended December 31,
	2016	2015	2014
Total revenue	$210	$191	$192
Net income	$29	$29	$28
Other transfers of finance receivables Under certain debt agreements, we transfer finance receivables to entities which we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under U.S. GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At December 31, 2016 and 2015, $1.2 billion and $1.5 billion in finance receivables had been transferred in secured funding arrangements to third-party banks, to which $1.1 billion and $1.4 billion in secured debt was outstanding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Derivative Financial Instruments and Hedging Activities
Derivative financial instruments consist of the following:

		December 31, 2016		December 31, 2015
	Level	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges
Assets
Fair value hedges
Interest rate swaps	2	$—	$—	$—	$—
Cash flow hedges
Interest rate swaps	2,3	3,542	12	—	—
Foreign currency swaps	2	—	—	—	—
Total assets(a)		$3,542	$12	$—	$—
Liabilities
Fair value hedges
Interest rate swaps	2	$7,700	$276	$1,000	$6
Cash flow hedges
Interest rate swaps	2,3	1,280	3	—	—
Foreign currency swaps	2	791	33	—	—
Total liabilities(b)		$9,771	$312	$1,000	$6
Derivatives not designated as hedges
Assets
Interest rate swaps	2,3	$8,667	$55	$4,122	$8
Interest rate caps and floors	2	10,469	26	6,327	19
Foreign currency swaps	2	1,576	78	1,460	48
Total assets(a)		$20,712	$159	$11,909	$75
Liabilities
Interest rate swaps	2,3	$8,337	$36	$8,041	$24
Interest rate caps and floors	2	12,146	26	5,892	19
Foreign currency swaps	2	119	2	—	—
Total liabilities(b)		$20,602	$64	$13,933	$43
 _________________

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in other liabilities in the consolidated balance sheets. Amounts accrued for interest payments in a net receivable position are included in other assets in the consolidated balance sheets.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. The fair value for Level 3 instruments was derived using the income approach based on a discounted cash flow model, in which expected cash flows are discounted using current risk-adjusted rates. The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for 2016, 2015 and 2014.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information on the gains (losses) on derivative instruments included in the consolidated statements of income and comprehensive income:

	Income (Losses) Recognized In Income
	Years Ended December 31,
	2016	2015	2014
Fair value hedges
Interest rate contracts(a)(b)	$(7)	$1	$—
Cash flow hedges
Interest rate contracts(a)	(4)	—	—
Foreign currency contracts(c)	39	—	—
Derivatives not designated as hedges
Interest rate contracts(a)	14	(15)	(51)
Foreign currency derivatives(c)(d)	109	42	163
Total	$151	$28	$112

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Years Ended December 31,
	2016	2015	2014
Cash flow hedges
Interest rate contracts	$4	$—	$—
Foreign currency contracts	(20)	—	—
Total	$(16)	$—	$—

	Gains Reclassified From Accumulated Other Comprehensive Loss Into Income
	Years Ended December 31,
	2016	2015	2014
Cash flow hedges
Interest rate contracts	$2	$—	$—
Foreign currency contracts	31	—	—
Total	$33	$—	$—
_________________

(a)	Recognized in earnings as interest expense.

(b)
Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts of $322 million offset by the change in fair value of hedged debt attributable to the hedged risk of $287 million.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Commitments and Contingencies
Leases We lease space for our operating facilities and administrative offices under leases with terms up to 10 years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. A summary of lease expense and operating lease commitments are as follows:

	Years Ended December 31,
	2016	2015	2014
Lease expense	$30	$28	$28

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease commitments	$38	$45	$41	$37	$35	$161	$357
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
Retail finance receivables in the North America Segment represent contracts with customers residing throughout the U.S. and Canada, with borrowers located in Texas accounting for 16.0% of the portfolio as of December 31, 2016. No other state accounted for more than 10% of retail finance receivables. Retail finance receivables in the International Segment represent contracts with customers residing throughout Europe and Latin America. Borrowers located in the U.K., Germany, Brazil and Mexico accounted for 25.3%, 20.6%, 20.1%, and 16.4% of the international retail finance receivables as of December 31, 2016. No other country accounted for more than 10% of retail finance receivables.
At December 31, 2016, substantially all of our commercial finance receivables represent loans to GM-franchised dealerships and their affiliates.
Guarantees of Indebtedness The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At December 31, 2016, the par value of our senior notes was $29.0 billion. Refer to Note 20 - "Guarantor Consolidating Financial Statements" to our consolidated financial statement in this Form 10-K for further discussion.
Legal Proceedings As a retail finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At December 31, 2016, we estimated our reasonably possible legal exposure for unfavorable outcomes of up to $96 million, and have accrued $35 million.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $35 million.
Note 12. Parent Company Stock-Based Compensation
GM grants to certain employees and key executive officers Restricted Stock Units (“RSUs”), Performance-based Share Units (“PSUs”) and stock options. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans, such as retirement, death or disability.
RSU awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms for each award. PSU awards generally vest at the end of a three-year performance period based on performance criteria determined by the Executive Compensation Committee of the GM Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
The following table summarizes information about RSU, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (units in thousands):

	Year Ended December 31, 2016
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Units outstanding at January 1, 2016	2,302	$34.61	1.3
Granted	1,057	$31.50
Settled	(501)	$34.95
Forfeited or expired	(31)	$33.93
Units outstanding at December 31, 2016	2,827	$32.89	1.1
Units unvested and expected to vest at December 31, 2016	1,926	$33.05	1.1
Units vested and payable at December 31, 2016	821	$32.51
The following table summarizes compensation expense recorded for stock-based incentive plans:

	Years Ended December 31,
	2016	2015	2014
Compensation expense	$48	$36	$19
Income tax benefit	19	13	8
Compensation expense, net of tax	$29	$23	$11
At December 31, 2016, total unrecognized compensation expense for nonvested equity awards granted was $42 million. This expense is expected to be recorded over a weighted-average period of 1.1 years. The total fair value of RSUs and PSUs vested in 2016, 2015, and 2014 was $16 million, $13 million and $9 million.
In 2016, 2015, and 2014, total payments for 49,000, 254,000 and 359,000 RSUs settled in cash under stock incentive plans were $2 million, $9 million and $13 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering substantially all employees in the North America Segment as well as in Brazil and the U.K. We recognized $20 million, $17 million and $12 million in compensation expense for 2016, 2015, and 2014 related to these plans. Contributions to the plans were made in cash.
Certain employees in the International Segment are eligible to participate in plans that provide for pension payments upon retirement based on factors such as length of service and salary. The associated liability was $118 million and $109 million at December 31, 2016 and 2015. We recognized $6 million in net periodic pension expense in each of 2016, 2015, and 2014.

Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2016	2015	2014
U.S. income	$336	$362	$481
Non-U.S. income	426	359	334
Income before income taxes and equity income	$762	$721	$815

Income Tax Expense	Years Ended December 31,
	2016	2015	2014
Current income tax expense
U.S. federal	$(1)	$13	$284
U.S. state and local	—	(5)	14
Non-U.S.	118	51	63
Total current	117	59	361
Deferred income tax expense
U.S. federal	20	95	(87)
U.S. state and local	13	6	(5)
Non-U.S.	9	31	9
Total deferred	42	132	(83)
Total income tax provision	$159	$191	$278
Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $5 million and $21 million at December 31, 2016 and 2015. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
The following table summarizes a reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory income tax rate:

	Years Ended December 31,
	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at other than 35%	(2.6)	(3.2)	(2.2)
State and local income taxes	2.0	0.9	1.2
U.S. tax on non-U.S. earnings	(10.7)	(3.2)	7.2
Valuation allowance	7.4	7.1	(4.9)
Tax credits and incentives	(9.9)	(6.6)	(0.8)
Other	(0.3)	(3.5)	(1.5)
Effective tax rate	20.9%	26.5%	34.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2016 and 2015 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$1,049	$409
Net operating loss carryforward - Non-U.S.(b)	202	189
Market value difference of loan portfolio	105	166
Accruals	135	107
Tax Credits(c)	388	131
Other	113	113
Total deferred tax assets before valuation allowance	1,992	1,115
Less: valuation allowance	(166)	(104)
Total deferred tax assets	1,826	1,011
Deferred tax liabilities
Depreciable assets	1,470	645
Deferred acquisition costs	183	116
Other	119	148
Total deferred tax liabilities	1,772	909
Net deferred tax asset	$54	$102
_________________

(a)	Includes tax-effected operating losses of $1.0 billion expiring through 2037 at December 31, 2016.

(b)	Includes tax-effected operating losses of $105 million expiring through 2037 and $97 million that may be carried forward indefinitely at December 31, 2016.

(c)	Includes tax credits of $388 million expiring through 2037 at December 31, 2016.
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. As of December 31, 2016, we have $22 million in valuation allowances against deferred tax assets in non-U.S. jurisdictions and $144 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The increase in our valuation allowance of $62 million is primarily related to 2016 U.S. foreign tax credits of $91 million that we do not expect to utilize within the carryforward period partially offset by the release of a $19 million valuation allowance on deferred tax assets in Italy. During 2016 we concluded it was more likely than not that our future earnings in Italy will be sufficient to realize the deferred tax asset so a full valuation allowance is no longer needed. Accordingly we reversed the Italy valuation allowance and recorded an income tax benefit.

Uncertain Tax Positions	Years Ended December 31,
	2016	2015	2014
Beginning balance	$61	$95	$130
Additions to prior years' tax positions	4	—	1
Reductions to prior years' tax positions	(6)	(7)	(12)
Additions to current year tax positions	2	1	7
Reductions in tax positions due to lapse of statutory limitations	(5)	(16)	(6)
Settlements	—	(2)	(20)
Foreign currency translation	3	(10)	(5)
Ending balance	$59	$61	$95
At December 31, 2016, 2015, and 2014, there were $38 million, $35 million and $71 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within the related tax liability line on the consolidated balance sheets.
During 2014, we recorded income tax related interest benefit and penalties of $12 million. The amounts recorded in 2015 and 2016 were insignificant. At December 31, 2016 and 2015 we had liabilities of $83 million and $75 million for income tax-related interest and penalties.
At December 31, 2016, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Periodically, we make deposits to taxing jurisdictions which reduce our unrecognized tax benefit balance, but are not reflected in the reconciliation above. The amounts of deposits that reduce our unrecognized tax benefit liability in the consolidated balance sheets were $15 million and $12 million at December 31, 2016 and 2015.
Other Matters Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, payments related to our U.S. operations for the tax years 2010 through 2014 were deferred for four years from their original due date. During 2015, the outstanding balance was converted to and treated as a capital contribution. At December 31, 2016 and 2015, there were no related party taxes payable due to GM due to our taxable loss position.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2010 to 2016 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
Note 15. Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2016	2015	2014
Interest costs (none capitalized)	$1,857	$1,295	$1,120
Income taxes	$120	$84	$127
Non-cash investing items consist of the following:

	Years Ended December 31,
	2016	2015	2014
Subvention receivable from GM	$373	$383	$189
Commercial loan funding payable to GM	$389	$351	$427

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16. Segment Reporting and Geographic Information

We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: the North America Segment and the International Segment. The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in all other countries. Our chief operating decision maker evaluates the operating results and performance of our business based on these operating segments. The management of each segment is responsible for executing our strategies.
For segment reporting purposes only, interest expense related to the senior notes has been allocated based on targeted leverage for each segment. Interest expense in excess of the targeted overall leverage is reflected in the "Corporate" column below. In addition, the interest income on intercompany loans provided to the international operations is presented in the "Corporate" column as revenue. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2016
	North America	International	Corporate	Eliminations	Total
Total revenue	$7,948	$1,610	$(1)	$1	$9,558
Operating expenses	891	599	—	—	1,490
Leased vehicle expenses	4,499	30	—	—	4,529
Provision for loan losses	566	103	—	—	669
Interest expense	1,481	626	—	1	2,108
Equity income	—	151	—	—	151
Income (loss) before income taxes	$511	$403	$(1)	$—	$913

	Year Ended December 31, 2015
	North America	International	Corporate	Eliminations	Total
Total revenue	$4,777	$1,677	$13	$(13)	$6,454
Operating expenses	735	558	—	—	1,293
Leased vehicle expenses	2,190	10	—	—	2,200
Provision for loan losses	466	158	—	—	624
Interest expense	833	722	74	(13)	1,616
Equity income	—	116	—	—	116
Income (loss) before income taxes	$553	$345	$(61)	$—	$837

	Year Ended December 31, 2014
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,909	$1,945	$56	$(56)	$4,854
Operating expenses	542	620	—	—	1,162
Leased vehicle expenses	843	4	—	—	847
Provision for loan losses	472	132	—	—	604
Interest expense	459	954	69	(56)	1,426
Income (loss) before income taxes	$593	$235	$(13)	$—	$815

	December 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Finance receivables, net	$27,617	$15,573	$43,190	$21,558	$15,223	$36,781
Leased vehicles, net	$34,284	$242	$34,526	$20,086	$86	$20,172
Total assets	$68,656	$19,109	$87,765	$47,419	$18,485	$65,904

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information	At and For the Years Ended December 31,
	2016		2015		2014
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$7,440	$32,506	$4,324	$18,501	$2,552	$5,477
Canada	508	1,982	453	1,731	357	1,635
Brazil	652	3	757	3	964	4
Other countries(b)	958	314	920	156	981	116
Total consolidated	$9,558	$34,805	$6,454	$20,391	$4,854	$7,232
_________________

(a)	Long-lived assets includes $34.5 billion, $20.2 billion and $7.1 billion of vehicles on operating leases at December 31, 2016, 2015, and 2014.

(b)	No individual country represents more than 10% of our total revenue or long-lived assets.
Note 17. Accumulated Other Comprehensive Loss

	Years Ended December 31,
	2016	2015	2014
Unrealized gain on cash flow hedges
Beginning balance	$—	$—	$—
Change in value of cash flow hedges, net of tax	17	—	—
Ending balance	17	—	—
Defined benefit plans
Beginning balance	(13)	(11)	3
Unrealized loss on subsidiary pension, net of tax	(7)	(2)	(14)
Ending balance	(20)	(13)	(11)
Foreign currency translation adjustment
Beginning balance	(1,091)	(422)	8
Translation loss, net of tax	(144)	(669)	(430)
Ending balance	(1,235)	(1,091)	(422)
Total accumulated other comprehensive loss	$(1,238)	$(1,104)	$(433)
Note 18. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. The International Segment includes the operations of certain stand-alone entities that operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these entities meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. The following table lists the most recently reported minimum statutory capital requirements and the actual statutory capital for our significant regulated international banks by country:

	Minimum Capital Requirement	Actual Capital
Germany	8.6%	17.2%
Brazil	11.0%	16.9%
Total assets of our regulated international banks and finance companies were approximately $12.6 billion and $11.1 billion at December 31, 2016 and 2015.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 19. Quarterly Financial Data (unaudited)
The following tables summarize supplementary quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenue	$2,075	$2,292	$2,499	$2,692
Income before income taxes	$225	$266	$228	$194
Net income	$164	$189	$147	$254

2015
Total revenue	$1,354	$1,515	$1,707	$1,878
Income before income taxes	$214	$225	$231	$167
Net income	$150	$186	$179	$131
Note 20. Guarantor Consolidating Financial Statements
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
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015, and 2014 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2016

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,284	$917	$—	$3,201
Finance receivables, net	—	4,969	38,221	—	43,190
Leased vehicles, net	—	—	34,526	—	34,526
Goodwill	1,095	—	101	—	1,196
Equity in net assets of non-consolidated affiliates	—	—	944	—	944
Property and equipment, net	—	152	127	—	279
Deferred income taxes	502	89	274	(591)	274
Related party receivables	—	25	485	—	510
Other assets	4	643	3,167	(169)	3,645
Due from affiliates	24,548	16,065	—	(40,613)	—
Investment in affiliates	8,986	6,445	—	(15,431)	—
Total assets	$35,135	$30,672	$78,762	$(56,804)	$87,765
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt	$—	$—	$39,439	$(169)	$39,270
Unsecured debt	26,076	—	8,530	—	34,606
Accounts payable and accrued expenses	302	273	899	—	1,474
Deferred income	—	—	2,365	—	2,365
Deferred income taxes	—	—	811	(591)	220
Related party payables	1	—	399	—	400
Other liabilities	63	417	257	—	737
Due to affiliates	—	24,437	16,176	(40,613)	—
Total liabilities	26,442	25,127	68,876	(41,373)	79,072
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,505	79	5,345	(5,424)	6,505
Accumulated other comprehensive loss	(1,238)	(161)	(1,223)	1,384	(1,238)
Retained earnings	3,426	5,627	5,066	(10,693)	3,426
Total shareholder's equity	8,693	5,545	9,886	(15,431)	8,693
Total liabilities and shareholder's equity	$35,135	$30,672	$78,762	$(56,804)	$87,765

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2015

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,259	$802	$—	$3,061
Finance receivables, net	—	4,808	31,973	—	36,781
Leased vehicles, net	—	—	20,172	—	20,172
Goodwill	1,095	—	94	—	1,189
Equity in net assets of non-consolidated affiliates	—	—	986	—	986
Property and equipment, net	—	41	178	—	219
Deferred income taxes	212	—	179	(160)	231
Related party receivables	—	27	546	—	573
Other assets	32	92	2,568	—	2,692
Due from affiliates	15,573	7,556	—	(23,129)	—
Investment in affiliates	8,476	6,425	—	(14,901)	—
Total assets	$25,388	$21,208	$57,498	$(38,190)	$65,904
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt	$—	$—	$30,689	$—	$30,689
Unsecured debt	17,087	—	6,570	—	23,657
Accounts payable and accrued expenses	181	717	320	—	1,218
Deferred income	—	—	1,454	—	1,454
Deferred income taxes	—	289	—	(160)	129
Related party payables	—	—	362	—	362
Other liabilities	68	34	241	—	343
Due to affiliates	—	15,495	7,634	(23,129)	—
Total liabilities	17,336	16,535	47,270	(23,289)	57,852
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,484	79	6,490	(6,569)	6,484
Accumulated other comprehensive loss	(1,104)	(175)	(1,095)	1,270	(1,104)
Retained earnings	2,672	4,769	4,135	(8,904)	2,672
Total shareholder's equity	8,052	4,673	10,228	(14,901)	8,052
Total liabilities and shareholder's equity	$25,388	$21,208	$57,498	$(38,190)	$65,904

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2016

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$432	$2,897	$—	$3,329
Leased vehicle income	—	—	5,925	—	5,925
Other income	(1)	883	97	(675)	304
Total revenue	(1)	1,315	8,919	(675)	9,558
Costs and expenses
Salaries and benefits	—	597	256	—	853
Other operating expenses	2	200	837	(402)	637
Total operating expenses	2	797	1,093	(402)	1,490
Leased vehicle expenses	—	—	4,529	—	4,529
Provision for loan losses	—	378	291	—	669
Interest expense	557	296	1,528	(273)	2,108
Total costs and expenses	559	1,471	7,441	(675)	8,796
Equity income	994	771	151	(1,765)	151
Income before income taxes	434	615	1,629	(1,765)	913
Income tax (benefit) provision	(320)	(89)	568	—	159
Net income	$754	$704	$1,061	$(1,765)	$754

Comprehensive income	$620	$718	$933	$(1,651)	$620

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2015

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2014

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$754	$704	$1,061	$(1,765)	$754
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	37	26	4,776	—	4,839
Accretion and amortization of loan and leasing fees	—	17	(1,189)	—	(1,172)
Amortization of carrying value adjustment	—	(3)	(26)	—	(29)
Undistributed earnings of non-consolidated affiliates, net	(994)	(771)	(22)	1,765	(22)
Provision for loan losses	—	378	291	—	669
Deferred income taxes	(313)	(390)	745	—	42
Stock-based compensation expense	24	—	1	—	25
Other operating activities	(299)	289	11	—	1
Changes in assets and liabilities:
Other assets	18	(347)	(114)	—	(443)
Accounts payable and accrued expenses	117	(438)	535	—	214
Taxes payable	(1)	—	(1)	—	(2)
Related party payables	—	—	5	—	5
Net cash (used in) provided by operating activities	(657)	(535)	6,073	—	4,881
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(15,847)	(20,080)	18,131	(17,796)
Principal collections and recoveries on retail finance receivables	—	1,542	11,630	—	13,172
Proceeds from transfer of retail finance receivables, net	—	13,897	4,234	(18,131)	—
Net funding of commercial finance receivables	—	(191)	(2,790)	—	(2,981)
Purchases of leased vehicles, net	—	—	(19,612)	—	(19,612)
Proceeds from termination of leased vehicles	—	—	2,557	—	2,557
Purchases of property and equipment	—	(82)	(25)	—	(107)
Other investing activities	—	(169)	(7)	169	(7)
Net change in due from affiliates	(8,966)	(8,508)	—	17,474	—
Net change in investment in affiliates	339	787	—	(1,126)	—
Net cash used in investing activities	(8,627)	(8,571)	(24,093)	16,517	(24,774)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	8	—	772	—	780
Borrowings and issuance of secured debt	—	—	29,590	(169)	29,421
Payments on secured debt	—	—	(20,266)	—	(20,266)
Borrowings and issuance of unsecured debt	10,320	—	2,962	—	13,282
Payments on unsecured debt	(1,000)	—	(1,837)	—	(2,837)
Borrowings on related party line of credit	418	—	—	—	418
Payments on related party line of credit	(418)	—	—	—	(418)
Net capital contributions	—	—	(1,126)	1,126	—
Debt issuance costs	(44)	—	(102)	—	(146)
Net change in due to affiliates	—	9,071	8,403	(17,474)	—
Net cash provided by financing activities	9,284	9,071	18,396	(16,517)	20,234
Net increase in cash, cash equivalents and restricted cash	—	(35)	376	—	341
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(41)	—	(41)
Cash, cash equivalents and restricted cash at beginning of period	—	2,319	2,683	—	5,002
Cash, cash equivalents and restricted cash at end of period	$—	$2,284	$3,018	$—	$5,302
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,284	$917	$—	$3,201
Restricted cash included in other assets	—	—	2,101	—	2,101
Total cash, cash equivalents and restricted cash as presented in the consolidating statements of cash flows	$—	$2,284	$3,018	$—	$5,302

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$646	$609	$911	$(1,520)	$646
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	28	3	2,372	—	2,403
Accretion and amortization of loan and leasing fees	—	25	(634)	—	(609)
Amortization of carrying value adjustment	—	(14)	(135)	—	(149)
Undistributed earnings of non-consolidated affiliates, net	(941)	(579)	(116)	1,520	(116)
Provision for loan losses	—	398	226	—	624
Deferred income taxes	(189)	2	319	—	132
Stock-based compensation expense	33	—	3	—	36
Other operating activities	32	(5)	(64)	—	(37)
Changes in assets and liabilities:
Other assets	(3)	25	(397)	—	(375)
Accounts payable and accrued expenses	100	531	(349)	—	282
Taxes payable	(12)	1	(9)	—	(20)
Related party taxes payable	(636)	—	—	—	(636)
Related party payables	1	—	(14)	—	(13)
Net cash (used in) provided by operating activities	(941)	996	2,113	—	2,168
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(13,997)	(16,981)	13,461	(17,517)
Principal collections and recoveries on retail finance receivables	—	755	10,971	—	11,726
Proceeds from transfer of retail finance receivables, net	—	10,428	3,033	(13,461)	—
Net funding of commercial finance receivables	—	6	(1,023)	—	(1,017)
Purchases of leased vehicles, net	—	—	(15,337)	—	(15,337)
Proceeds from termination of leased vehicles	—	—	1,096	—	1,096
Acquisition of international operations	(513)	(536)	—	—	(1,049)
Disposition of equity interest	—	125	—	—	125
Purchases of property and equipment	—	(21)	(69)	—	(90)
Other investing activities	—	—	30	—	30
Net change in due from affiliates	(8,819)	(5,593)	—	14,412	—
Net change in investment in affiliates	(6)	(1,893)	—	1,899	—
Net cash used in investing activities	(9,338)	(10,726)	(18,280)	16,311	(22,033)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	1,147	—	1,147
Borrowings and issuance of secured debt	—	—	22,385	—	22,385
Payments on secured debt	—	—	(15,178)	—	(15,178)
Borrowings and issuance of unsecured debt	9,687	—	3,290	—	12,977
Payments on unsecured debt	—	—	(1,709)	—	(1,709)
Net capital contributions	649	—	1,899	(1,899)	649
Debt issuance costs	(58)	—	(97)	—	(155)
Other	1	—	—	—	1
Net change in due to affiliates	—	9,766	4,646	(14,412)	—
Net cash provided by financing activities	10,279	9,766	16,383	(16,311)	20,117
Net increase in cash, cash equivalents and restricted cash	—	36	216	—	252
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(295)	—	(295)
Cash, cash equivalents and restricted cash at beginning of period	—	2,283	2,762	—	5,045
Cash, cash equivalents and restricted cash at end of period	$—	$2,319	$2,683	$—	$5,002
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,259	$802	$—	$3,061
Restricted cash included in other assets	—	60	1,881	—	1,941
Total cash, cash equivalents and restricted cash as presented in the consolidating statements of cash flows	$—	$2,319	$2,683	$—	$5,002

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$537	$548	$732	$(1,280)	$537
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	14	2	976	—	992
Accretion and amortization of loan and leasing fees	—	4	(367)	—	(363)
Amortization of carrying value adjustment	—	(4)	(230)	—	(234)
Undistributed earnings of non-consolidated affiliates, net	(757)	(523)	—	1,280	—
Provision for loan losses	—	334	270	—	604
Deferred income taxes	1	127	(211)	—	(83)
Stock-based compensation expense	18	—	1	—	19
Other operating activities	137	(2)	47	—	182
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	(18)	(14)	(53)	—	(85)
Accounts payable and accrued expenses	36	(25)	122	—	133
Taxes payable	(3)	—	(60)	—	(63)
Related party taxes payable	(7)	—	—	—	(7)
Related party payable	—	—	5	—	5
Net cash (used in) provided by operating activities	(42)	447	1,232	—	1,637
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(8,220)	(14,321)	7,792	(14,749)
Principal collections and recoveries on retail finance receivables	—	(99)	10,959	—	10,860
Proceeds from transfer of retail finance receivables, net	—	6,369	1,423	(7,792)	—
Net funding of commercial finance receivables	—	(128)	(1,770)	—	(1,898)
Purchases of leased vehicles, net	—	—	(4,882)	—	(4,882)
Proceeds from termination of leased vehicles	—	—	533	—	533
Acquisition of international operations	(46)	—	—	—	(46)
Purchases of property and equipment	—	(20)	(32)	—	(52)
Other investing activities	—	—	(2)	—	(2)
Net change in due from affiliates	(3,149)	(443)	(400)	3,992	—
Net change in investment in affiliates	(357)	(27)	—	384	—
Net cash used in investing activities	(3,552)	(2,568)	(8,492)	4,376	(10,236)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	470	—	470
Borrowings and issuance of secured debt	—	—	21,080	—	21,080
Payments on secured debt	—	—	(16,890)	—	(16,890)
Borrowings and issuance of unsecured debt	3,500	—	3,674	—	7,174
Payments on unsecured debt	—	—	(1,889)	—	(1,889)
Net capital contribution	996	—	382	(382)	996
Debt issuance costs	(39)	—	(88)	—	(127)
Net change in due to affiliates	(863)	3,989	866	(3,992)	—
Net cash provided by financing activities	3,594	3,989	7,605	(4,374)	10,814
Net increase in cash, cash equivalents and restricted cash	—	1,868	345	2	2,215
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(199)	(2)	(201)
Cash, cash equivalents and restricted cash at beginning of period	—	415	2,616	—	3,031
Cash, cash equivalents and restricted cash at end of period	$—	$2,283	$2,762	$—	$5,045

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2016. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2016.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2016, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2016. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2016.
Changes in Internal Control Over Financial Reporting There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART III

Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.

Item 14. Principal Accounting Fees and Services

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Deloitte & Touche LLP
Audit Fees(a)	$7	$6	$6
Audit Related Fees(b)	3	3	5
Total Fees	$10	$9	$11
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

Fees for tax services including tax compliance and related advice were $130,000, $178,000 and $168,000 for 2016, 2015, and 2014.
As a wholly-owned subsidiary of General Motors Company, audit and non-audit services provided by our independent auditor are subject to General Motors Company's Audit Committee pre-approval policies and procedures. The Audit Committee pre-approved all services provided by, and all fees of, our independent auditor.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(1)The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Shareholder's Equity for the years ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.
Notes to Consolidated Financial Statements

(2)
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(3)The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

GENERAL MOTORS FINANCIAL COMPANY, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2017.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 7, 2017
Daniel E. Berce

/s/ CHRIS A. CHOATE	Executive Vice President and Chief Financial Officer	February 7, 2017
Chris A. Choate

/s/ CONNIE COFFEY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2017
Connie Coffey

/s/ DANIEL AMMANN	Director	February 7, 2017
Daniel Ammann

/s/ CHARLES K. STEVENS III	Director	February 7, 2017
Charles K. Stevens III

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Incorporated by Reference

3.2
Certificate of Amendment to the Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission.
Incorporated by Reference

3.3
Second Amended and Restated Bylaws of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission.
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.5.3.1	First Amendment to Third Supplemental Indenture, dated October 17, 2014, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on October 23, 2014.	Incorporated by Reference

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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
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
Incorporated by Reference

4.7.4
Fourth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.200% Senior Notes due 2021, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.7.5
Fifth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 5.250% Senior Notes due 2026, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.7.6
Sixth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2019, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.7.7
Seventh Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.400% Senior Notes due 2019, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.7.8
Eighth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2023, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.7.9
Ninth Supplemental Indenture, dated July 5, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2021, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 5, 2016.
Incorporated by Reference

4.7.10
Tenth Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2019, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.7.11
Eleventh Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.350% Senior Notes due 2019, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

4.7.12
Twelfth Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.000% Senior Notes due 2026, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on October 6, 2016.
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
Incorporated by Reference

10.1.3
First Supplemental Indenture, dated August 20, 2010, between AmeriCredit Syndicated Warehouse Trust and Wells Fargo Bank, N A, incorporated herein by reference to Exhibit 10.11.3 to the Annual Report on Form 10-K, filed on August 27, 2010.
Incorporated by Reference

10.1.4
Amendment No. 1, dated August 20, 2010, to Sale and Servicing Agreement, dated February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated herein by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K, filed on August 27, 2010.
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
10.2.2
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

10.2.3
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
Incorporated by Reference

10.4
Second Amended and Restated Three Year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the other subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco do Brasil S.A., as administrative agent for the Brazilian lenders, and Citibank, N.A., as syndication agent incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2016.
Incorporated by Reference

10.5
Purchase and Sale Agreement, dated as of November 21, 2012, among Ally Financial Inc., General Motors Financial Company, Inc. and General Motors Company, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed on February 15, 2013.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
10.6
Share Transfer Agreement, dated as of November 21, 2012, between Ally Financial Inc. and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on May 2, 2013.
Incorporated by Reference

10.7
Share and Interest Purchase Agreement, dated as of December 19, 2013, between General Motors Financial Company, Inc. and GM Europe Service GmbH, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed on February 6, 2014.
Incorporated by Reference

10.8
Support Agreement, dated as of September 4, 2014, between General Motors Company and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 4, 2014.
Incorporated by Reference

10.9
Second Amended and Restated Five Year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the other subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco do Brasil S.A., as administrative agent for the Brazilian lenders, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 2, 2016.
Incorporated by Reference

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS*	XBRL Instance Document	Filed Herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Filed Herewith
*    Submitted electronically with this Report in accordance with the provisions of Regulation S-T.