Form 10-Q
period 2017-03-31
General Motors Financial Company, Inc.
filed 2017-04-28
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2017, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$2,694	$3,201
Finance receivables, net (Note 4; Note 8 VIEs)	46,910	43,190
Leased vehicles, net (Note 5; Note 8 VIEs)	37,302	34,526
Goodwill	1,200	1,196
Equity in net assets of non-consolidated affiliates (Note 6)	998	944
Property and equipment, net of accumulated depreciation of $147 and $127	291	279
Deferred income taxes	284	274
Related party receivables (Note 3)	617	510
Other assets (Note 8 VIEs)	4,244	3,645
Total assets	$94,540	$87,765
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$42,579	$39,270
Unsecured debt (Note 7)	37,370	34,606
Accounts payable and accrued expenses	1,501	1,474
Deferred income	2,588	2,365
Deferred income taxes	259	220
Related party payables (Note 3)	448	400
Other liabilities	803	737
Total liabilities	85,548	79,072
Commitments and contingencies (Note 10)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	6,512	6,505
Accumulated other comprehensive loss (Note 13)	(1,148)	(1,238)
Retained earnings	3,628	3,426
Total shareholder's equity	8,992	8,693
Total liabilities and shareholder's equity	$94,540	$87,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue
Finance charge income	$862	$818
Leased vehicle income	1,942	1,184
Other income	75	73
Total revenue	2,879	2,075
Costs and expenses
Salaries and benefits	229	193
Other operating expenses	163	141
Total operating expenses	392	334
Leased vehicle expenses	1,438	893
Provision for loan losses	217	196
Interest expense	619	463
Total costs and expenses	2,666	1,886
Equity income (Note 6)	47	36
Income before income taxes	260	225
Income tax provision (Note 11)	58	61
Net income	202	164
Other comprehensive income, net of tax
Unrealized (loss) income on cash flow hedges, net of income tax benefit of $3	(4)	—
Defined benefit plans, net of income tax	—	(1)
Foreign currency translation adjustment, net of income tax expense of $4 and $0	94	153
Other comprehensive income, net of tax	90	152
Comprehensive income	$292	$316
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$1,416	$1,158
Cash flows from investing activities
Purchases of retail finance receivables, net	(6,401)	(4,165)
Principal collections and recoveries on retail finance receivables	3,595	3,271
Net funding of commercial finance receivables	(541)	(1,024)
Purchases of leased vehicles, net	(4,794)	(5,158)
Proceeds from termination of leased vehicles	1,082	481
Purchases of property and equipment	(24)	(20)
Other investing activities	—	1
Net cash used in investing activities	(7,083)	(6,614)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	(268)	757
Borrowings and issuance of secured debt	8,361	7,054
Payments on secured debt	(4,805)	(5,251)
Borrowings and issuance of unsecured debt	2,968	3,131
Payments on unsecured debt	(574)	(241)
Debt issuance costs	(27)	(26)
Net cash provided by financing activities	5,655	5,424
Net decrease in cash, cash equivalents and restricted cash	(12)	(32)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	37	58
Cash, cash equivalents and restricted cash at beginning of period	5,302	5,002
Cash, cash equivalents and restricted cash at end of period	$5,327	$5,028
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2017
Cash and cash equivalents	$2,694
Restricted cash included in other assets	2,633
Total	$5,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities (VIEs). All intercompany transactions and balances have been eliminated in consolidation.
The interim period condensed consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. These interim period condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 7, 2017 (Form 10-K). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
Segment Information We are the wholly-owned captive finance subsidiary of General Motors Company (GM). We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments. The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in all other countries.
Note 2. Disposition of Business
On March 5, 2017, General Motors Holdings LLC, a wholly-owned subsidiary of GM and our parent, entered into a Master Agreement (the Agreement) with Peugeot, S.A. (PSA Group) pursuant to which PSA Group will acquire GM's Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) and certain of our European subsidiaries and branches (European Operations, together with the Opel/Vauxhall Business, the Transferred Business).
The net consideration to be paid for our European Operations will be 0.8 times their book value at closing, which we estimate will be approximately $1 billion, denominated in Euros. The purchase price is subject to certain adjustments as provided in the Agreement. We expect to recognize a disposal loss of approximately $700 million to $800 million at closing.
The transfer of the Opel/Vauxhall Business is expected to close by the end of 2017 and the transfer of our European Operations is expected to close as soon as practicable after the receipt of the necessary antitrust, financial and other regulatory approvals, which may be after the transfer of the Opel/Vauxhall Business, but not before. The transfer of our European Operations will not occur unless the transfer of the Opel/Vauxhall Business occurs.
Note 3. Related Party Transactions
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
In March 2017, we executed an agreement to purchase certain program vehicles from Maven Drive LLC (Maven), a wholly-owned subsidiary of GM. We simultaneously leased these vehicles to Maven for use in their ride-sharing arrangements. We account for these leases as direct-finance leases, which are included in our finance receivables, net.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days. The following tables present related party transactions:

Balance Sheet Data	March 31, 2017	December 31, 2016
Commercial finance receivables, net due from dealers consolidated by GM(a)	$339	$401
Direct-finance lease receivables from Maven(a)	$128	$—
Advances drawn on lines of credit due from GM(b)	$145	$137
Subvention receivable(c)	$471	$373
Commercial loan funding payable(d)	$438	$389

	Three Months Ended March 31,
Income Statement Data	2017	2016
Interest subvention earned on retail finance receivables and leases(e)	$111	$103
Interest subvention earned on commercial finance receivables(e)	$40	$40
Leased vehicle subvention earned(f)	$709	$459
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables.

(c)	Included in related party receivables. We received subvention payments from GM of $1.0 billion and $1.2 billion for the three months ended March 31, 2017 and 2016.

(d)	Included in related party payables.

(e)	Included in finance charge income.

(f)	Included as a reduction to leased vehicle expenses.
Under our support agreement with GM (the Support Agreement), if our earning assets leverage ratio at the end of any calendar quarter exceeds the applicable threshold set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage ratio to within the applicable threshold. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use its commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower of up to $4.0 billion under GM’s corporate revolving credit facilities. We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. GM also agreed to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility).
We are included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable.  At March 31, 2017 and December 31, 2016, there are no related party taxes payable to GM due to our taxable loss position.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Finance Receivables

	March 31, 2017	December 31, 2016
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees(a)	$34,047	$30,989
Retail finance receivables, individually evaluated for impairment, net of fees	1,957	1,921
Total retail finance receivables, net of fees(b)	36,004	32,910
Less: allowance for loan losses - collective	(568)	(517)
Less: allowance for loan losses - specific	(284)	(276)
Total retail finance receivables, net	35,152	32,117
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	11,725	11,053
Commercial finance receivables, individually evaluated for impairment, net of fees	87	70
Total commercial finance receivables, net of fees	11,812	11,123
Less: allowance for loan losses - collective	(46)	(43)
Less: allowance for loan losses - specific	(8)	(7)
Total commercial finance receivables, net	11,758	11,073
Total finance receivables, net	$46,910	$43,190
Fair value of finance receivables	$46,722	$43,140
________________
(a) Includes $1.6 billion and $1.3 billion of direct-finance leases at March 31, 2017 and December 31, 2016.
(b) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $199 million and $191 million at March 31, 2017 and December 31, 2016.

We estimate the fair value of retail finance receivables using observable and unobservable Level 3 inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables. The projected cash flows are then discounted to derive the fair value of the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and, therefore, could potentially affect the assumptions used in our cash flow model. A substantial majority of our commercial finance receivables have variable interest rates. The carrying amount, a Level 2 input, is considered to be a reasonable estimate of fair value.

Retail Finance Receivables	Three Months Ended March 31,
	2017	2016
Allowance for retail loan losses beginning balance	$793	$735
Provision for loan losses	213	197
Charge-offs	(307)	(293)
Recoveries	147	150
Foreign currency translation	6	7
Allowance for retail loan losses ending balance	$852	$796

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or its equivalent), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. At the time of loan origination, substantially all of our International Segment customers have the equivalent of prime credit scores. In the North America Segment, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables in the North America Segment is as follows:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$10,062	41.3%	$7,923	36.4%
Near-prime - FICO Score 620 to 679	3,742	15.4	3,468	15.9
Sub-prime - FICO Score less than 620	10,550	43.3	10,395	47.7
Balance at end of period	$24,354	100.0%	$21,786	100.0%

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

	March 31, 2017		March 31, 2016
	Total	Percent of Contractual Amount Due	Total	Percent of Contractual Amount Due
31 - 60 days	$1,006	2.8%	$963	3.1%
Greater than 60 days	441	1.2	421	1.4
Total finance receivables more than 30 days delinquent	1,447	4.0	1,384	4.5
In repossession	51	0.1	48	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,498	4.1%	$1,432	4.7%
At March 31, 2017 and December 31, 2016, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $711 million and $807 million.
Impaired Retail Finance Receivables - TDRs Retail finance receivables that become classified as troubled debt restructurings (TDRs) are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. Accounts that become classified as TDRs because of a payment deferral accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer; therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in the U.S. in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 31, 2017 and December 31, 2016, the outstanding balance of retail finance receivables in the International Segment determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in the North America Segment only. The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	March 31, 2017	December 31, 2016
Outstanding recorded investment	$1,957	$1,920
Less: allowance for loan losses	(284)	(276)
Outstanding recorded investment, net of allowance	$1,673	$1,644
Unpaid principal balance	$1,998	$1,967
Additional information about loans classified as TDRs is presented below:

	Three Months Ended March 31,
	2017	2016
Average outstanding recorded investment	$1,939	$1,636
Finance charge income recognized	$60	$51
Number of loans classified as TDRs during the period	16,474	14,646
Recorded investment of loans classified as TDRs during the period	$287	$254
The unpaid principal balance, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three months ended March 31, 2017 and 2016.
Commercial Finance Receivables
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
We regularly review our models to confirm the continued business significance and statistical predictability of the factors and update the models to incorporate new factors or other information that improves statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk dealers (i.e., Groups III, IV, V and VI). We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional funding restrictions including suspension of lines of credit and liquidation of assets.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold or leased the vehicle inventory. All receivables from the same dealer customer share the same risk rating. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

			March 31, 2017		December 31, 2016
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,664	14.1%	$1,596	14.3%
Group II	-	Dealers with strong financial metrics	3,804	32.2	3,445	31.0
Group III	-	Dealers with fair financial metrics	4,171	35.3	4,039	36.3
Group IV	-	Dealers with weak financial metrics	1,441	12.2	1,231	11.1
Group V	-	Dealers warranting special mention due to potential weaknesses	548	4.6	642	5.8
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	184	1.6	170	1.5
Balance at end of period			$11,812	100.0%	$11,123	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 31, 2017 and December 31, 2016, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2017 and 2016.
Note 5. Leased Vehicles

	March 31, 2017	December 31, 2016
Leased vehicles	$53,000	$48,581
Manufacturer subvention	(8,372)	(7,706)
	44,628	40,875
Less: accumulated depreciation	(7,326)	(6,349)
Leased vehicles, net	$37,302	$34,526
The following table summarizes minimum rental payments due to us as lessor under operating leases:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Minimum rental payments under operating leases	$4,654	$4,878	$2,494	$365	$13
Note 6. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC), a joint venture that conducts auto finance operations in China. The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
There were no cash dividends received from SAIC-GMAC during the three months ended March 31, 2017. We received cash dividends from SAIC-GMAC of $27 million during the three months ended March 31, 2016. At March 31, 2017 we had undistributed earnings of $189 million related to SAIC-GMAC.
Note 7. Debt

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$11,865	$11,866	$9,817	$9,812
Securitization notes payable	30,714	30,814	29,453	29,545
Total secured debt	$42,579	$42,680	$39,270	$39,357
Unsecured debt
Senior notes	$31,088	$32,103	$28,577	$29,182
Credit facilities	3,453	3,452	3,354	3,354
Retail customer deposits	1,913	1,917	1,895	1,902
Other unsecured debt	916	918	780	782
Total unsecured debt	$37,370	$38,390	$34,606	$35,220
Total Secured and Unsecured debt	$79,949	$81,070	$73,876	$74,577
Fair value utilizing Level 2 inputs		$77,267		$69,990
Fair value utilizing Level 3 inputs		$3,803		$4,587

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 - "Variable Interest Entities" for further discussion.
During the three months ended March 31, 2017, we entered into new credit facilities or renewed credit facilities with a total net additional borrowing capacity of $182 million, and we issued securitization notes payable of $4.0 billion.
Unsecured Debt During the three months ended March 31, 2017, our top-tier holding company issued $2.5 billion in senior notes comprising:

Amount Issued
3.45% Senior notes due January 2022	$1,250
4.35% Senior notes due January 2027	$750
Floating rate senior notes due January 2022	$500
All of these notes are guaranteed solely by AmeriCredit Financial Services, Inc. (AFSI), our primary U.S. operating subsidiary.
Subsequent to March 31, 2017, our top-tier holding company issued $3.0 billion in senior notes comprised of $1.0 billion of 2.65% notes due in April 2020, $1.25 billion of 3.95% notes due in April 2024 and $750 million of floating rate notes due in April 2020. All of these notes are guaranteed solely by AFSI.
We accept deposits from retail banking customers in Germany. Following is summarized information for our deposits at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Outstanding Balance	Weighted Average Interest Rate	Outstanding Balance	Weighted Average Interest Rate
Overnight deposits	$788	0.40%	$799	0.50%
Term deposits - 12 months	417	0.84%	423	0.93%
Term deposits - 24 months	298	1.24%	281	1.26%
Term deposits - 36 months	410	1.47%	392	1.48%
Total deposits	$1,913	0.86%	$1,895	0.91%
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At March 31, 2017, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2017	December 31, 2016
Restricted cash(a)	$2,598	$2,067
Finance receivables, net of fees	$30,370	$29,661
Lease related assets	$23,154	$19,341
Secured debt	$41,671	$38,244
_______________
(a) Included in other assets in the condensed consolidated balance sheets.
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

	March 31, 2017	December 31, 2016
Assets(a)	$4,312	$4,251
Liabilities(b)	$3,604	$3,559
_________________

(a)	Comprised primarily of finance receivables, net of $3.6 billion and $3.5 billion at March 31, 2017 and December 31, 2016.

(b)	Comprised primarily of debt of $3.0 billion and $3.0 billion at March 31, 2017 and December 31, 2016.
The following table summarizes the revenue and net income of these VIEs:

	Three Months Ended March 31,
	2017	2016
Total revenue	$51	$47
Net income	$6	$7

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Derivative Financial Instruments and Hedging Activities

		March 31, 2017		December 31, 2016
	Level	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges
Assets
Fair value hedges
Interest rate swaps	2	$—	$—	$—	$—
Cash flow hedges
Interest rate swaps	2,3	3,597	16	3,542	12
Foreign currency swaps	2	—	—	—	—
Total assets(a)		$3,597	$16	$3,542	$12
Liabilities
Fair value hedges
Interest rate swaps	2	$8,950	$317	$7,700	$276
Cash flow hedges
Interest rate swaps	2,3	717	1	1,280	3
Foreign currency swaps	2	802	24	791	33
Total liabilities(b)		$10,469	$342	$9,771	$312
Derivatives not designated as hedges
Assets
Interest rate swaps	2,3	$15,455	$74	$8,667	$55
Interest rate caps and floors	2	13,369	33	10,469	26
Foreign currency swaps	2	617	65	1,576	78
Total assets(a)		$29,441	$172	$20,712	$159
Liabilities
Interest rate swaps	2,3	$14,225	$55	$8,337	$36
Interest rate caps and floors	2	15,101	33	12,146	26
Foreign currency swaps	2	1,412	15	119	2
Total liabilities(b)		$30,738	$103	$20,602	$64
 _________________

(a)	Derivative assets are included in other assets in the condensed consolidated balance sheets.

(b)
Derivative liabilities are included in other liabilities in the condensed consolidated balance sheets. Amounts accrued for interest payments in a net receivable position are included in other assets in the condensed consolidated balance sheets.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. The fair value for Level 3 instruments was derived using the income approach based on a discounted cash flow model, in which expected cash flows are discounted using current risk-adjusted rates. The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three months ended March 31, 2017 and 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Income (Losses) Recognized In Income
	Three Months Ended March 31,
	2017	2016
Fair value hedges
Interest rate contracts(a)(b)	$11	$(6)
Cash flow hedges
Interest rate contracts(a)	(2)	—
Foreign currency contracts(c)	6	—
Derivatives not designated as hedges
Interest rate contracts(a)	(5)	—
Foreign currency derivatives(c)(d)	(22)	69
Total	$(12)	$63

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
	2017	2016
Cash flow hedges
Interest rate contracts	$2	$—
Foreign currency contracts	(3)	—
Total	$(1)	$—

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Loss Into Income
	Three Months Ended March 31,
	2017	2016
Cash flow hedges
Interest rate contracts	$1	$—
Foreign currency contracts	(4)	—
Total	$(3)	$—
_________________

(a)	Recognized in earnings as interest expense.

(b)
Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts of $26 million and $2 million offset by the change in fair value of hedged debt attributable to the hedged risk of $27 million and $4 million for the three months ended March 31, 2017 and 2016.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.
Note 10. Commitments and Contingencies
Guarantees of Indebtedness The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At March 31, 2017 and December 31, 2016, the par value of these senior notes was $31.5 billion and $29.0 billion. Refer to Note 15 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings As a retail finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At March 31, 2017, we estimated our reasonably possible legal exposure for unfavorable outcomes of up to $112 million, and have accrued $37 million.
In July 2014, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. We have subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to our automobile loan and lease business and securitization of automobile loans and leases. These investigations are ongoing and could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $37 million.
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
During the three months ended March 31, 2017 and 2016, income tax expense of $58 million and $61 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The decrease in tax expense is due primarily to an increase in U.S. tax credits.
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

	Three Months Ended March 31, 2017
	North America	International	Corporate	Eliminations	Total
Total revenue	$2,474	$405	$—	$—	$2,879
Operating expenses	248	144	—	—	392
Leased vehicle expenses	1,426	12	—	—	1,438
Provision for loan losses	187	30	—	—	217
Interest expense	455	164	—	—	619
Equity income	—	47	—	—	47
Income before income taxes	$158	$102	$—	$—	$260

	Three Months Ended March 31, 2016
	North America	International	Corporate	Eliminations	Total
Total revenue	$1,688	$387	$(1)	$1	$2,075
Operating expenses	201	133	—	—	334
Leased vehicle expenses	888	5	—	—	893
Provision for loan losses	177	19	—	—	196
Interest expense	305	157	—	1	463
Equity income	—	36	—	—	36
Income (loss) before income taxes	$117	$109	$(1)	$—	$225

	March 31, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Finance receivables, net	$30,618	$16,292	$46,910	$27,617	$15,573	$43,190
Leased vehicles, net	$37,018	$284	$37,302	$34,284	$242	$34,526
Total assets	$74,793	$19,747	$94,540	$68,656	$19,109	$87,765

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13. Accumulated Other Comprehensive Loss

	Three Months Ended March 31,
	2017	2016
Unrealized gain on cash flow hedge
Beginning balance	$17	$—
Change in value of cash flow hedge, net of tax	(4)	—
Ending balance	13	—
Defined benefit plans
Beginning balance	(20)	(13)
Unrealized gain (loss) on subsidiary pension, net of tax	—	(1)
Ending balance	(20)	(14)
Foreign currency translation adjustment
Beginning balance	(1,235)	(1,091)
Translation gain, net of tax	94	153
Ending balance	(1,141)	(938)
Total accumulated other comprehensive loss	$(1,148)	$(952)
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
Total assets of our regulated international banks and finance companies were approximately $13.1 billion and $12.6 billion at March 31, 2017 and December 31, 2016.
Note 15. Guarantor Condensed Consolidating Financial Statements
The payment of principal and interest on senior notes issued by our top-tier holding company is currently guaranteed solely by AFSI (the Guarantor) and none of our other subsidiaries (the Non-Guarantor Subsidiaries). The Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes.  The Guarantor’s guarantee may be released only upon customary circumstances, the terms of which vary by issuance.  Customary circumstances include the sale or disposition of all of the Guarantor’s assets or capital stock, the achievement of investment grade rating of the senior notes and legal or covenant defeasance.
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016 (after the elimination of intercompany balances and transactions).
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,040	$654	$—	$2,694
Finance receivables, net	—	7,516	39,394	—	46,910
Leased vehicles, net	—	—	37,302	—	37,302
Goodwill	1,095	—	105	—	1,200
Equity in net assets of non-consolidated affiliates	—	—	998	—	998
Property and equipment, net	—	163	128	—	291
Deferred income taxes	613	75	284	(688)	284
Related party receivables	—	73	544	—	617
Other assets	3	746	3,743	(248)	4,244
Due from affiliates	26,778	15,992	—	(42,770)	—
Investment in affiliates	9,401	5,971	—	(15,372)	—
Total assets	$37,890	$32,576	$83,152	$(59,078)	$94,540
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt	$—	$—	$42,827	$(248)	$42,579
Unsecured debt	28,573	—	8,797	—	37,370
Accounts payable and accrued expenses	261	330	910	—	1,501
Deferred income	—	—	2,588	—	2,588
Deferred income taxes	—	—	947	(688)	259
Related party payables	1	—	447	—	448
Other liabilities	63	476	264	—	803
Due to affiliates	—	25,977	16,793	(42,770)	—
Total liabilities	28,898	26,783	73,573	(43,706)	85,548
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,512	79	4,652	(4,731)	6,512
Accumulated other comprehensive loss	(1,148)	(157)	(1,123)	1,280	(1,148)
Retained earnings	3,628	5,871	5,352	(11,223)	3,628
Total shareholder's equity	8,992	5,793	9,579	(15,372)	8,992
Total liabilities and shareholder's equity	$37,890	$32,576	$83,152	$(59,078)	$94,540

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$95	$767	$—	$862
Leased vehicle income	—	—	1,942	—	1,942
Other income	—	273	1	(199)	75
Total revenue	—	368	2,710	(199)	2,879
Costs and expenses
Salaries and benefits	—	163	66	—	229
Other operating expenses	7	44	222	(110)	163
Total operating expenses	7	207	288	(110)	392
Leased vehicle expenses	—	—	1,438	—	1,438
Provision for loan losses	—	73	144	—	217
Interest expense	235	33	440	(89)	619
Total costs and expenses	242	313	2,310	(199)	2,666
Equity income	315	215	47	(530)	47
Income before income taxes	73	270	447	(530)	260
Income tax (benefit) provision	(129)	26	161	—	58
Net income	$202	$244	$286	$(530)	$202

Comprehensive income	$292	$248	$386	$(634)	$292

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2016
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(273)	$103	$1,586	$—	$1,416
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(4,920)	(3,850)	2,369	(6,401)
Principal collections and recoveries on retail finance receivables	—	450	3,145	—	3,595
Proceeds from transfer of retail finance receivables, net	—	2,095	274	(2,369)	—
Net funding of commercial finance receivables	—	(194)	(347)	—	(541)
Purchases of leased vehicles, net	—	—	(4,794)	—	(4,794)
Proceeds from termination of leased vehicles	—	—	1,082	—	1,082
Purchases of property and equipment	—	(19)	(5)	—	(24)
Other investing activities	—	(79)		79	—
Net change in due from affiliates	(2,230)	80	—	2,150	—
Net change in investment in affiliates	—	694	—	(694)	—
Net cash used in investing activities	(2,230)	(1,893)	(4,495)	1,535	(7,083)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	17	—	(285)	—	(268)
Borrowings and issuance of secured debt	—	—	8,440	(79)	8,361
Payments on secured debt	—	—	(4,805)	—	(4,805)
Borrowings and issuance of unsecured debt	2,497	—	471	—	2,968
Payments on unsecured debt	—	—	(574)	—	(574)
Debt issuance costs	(11)	—	(16)	—	(27)
Net capital contributions	—	—	(694)	694	—
Net change in due to affiliates	—	1,546	604	(2,150)	—
Net cash provided by financing activities	2,503	1,546	3,141	(1,535)	5,655
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(244)	232	—	(12)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	37	—	37
Cash, cash equivalents and restricted cash at beginning of period	—	2,284	3,018	—	5,302
Cash, cash equivalents and restricted cash at end of period	$—	$2,040	$3,287	$—	$5,327
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,040	$654	$—	$2,694
Restricted cash included in other assets	—	—	2,633	—	2,633
Total	$—	$2,040	$3,287	$—	$5,327

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(144)	$(537)	$1,839	$—	$1,158
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(4,466)	(4,388)	4,689	(4,165)
Principal collections and recoveries on retail finance receivables	—	359	2,912	—	3,271
Proceeds from transfer of retail finance receivables, net	—	2,866	1,823	(4,689)	—
Net funding of commercial finance receivables	—	(227)	(797)	—	(1,024)
Purchases of leased vehicles, net	—	—	(5,158)	—	(5,158)
Proceeds from termination of leased vehicles	—	—	481	—	481
Purchases of property and equipment	—	(15)	(5)	—	(20)
Other investing activities	—	(60)	1	60	1
Net change in due from affiliates	(2,587)	(1,208)	—	3,795	—
Net change in investment in affiliates	—	336	—	(336)	—
Net cash used in investing activities	(2,587)	(2,415)	(5,131)	3,519	(6,614)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	757	—	757
Borrowings and issuance of secured debt	—	—	7,114	(60)	7,054
Payments on secured debt	—	—	(5,251)	—	(5,251)
Borrowings and issuance of unsecured debt	2,744	—	387	—	3,131
Payments on unsecured debt	—	—	(241)	—	(241)
Debt issuance costs	(13)	—	(13)	—	(26)
Net capital contributions	—	—	(336)	336	—
Net change in due to affiliates	—	2,732	1,063	(3,795)	—
Net cash provided by financing activities	2,731	2,732	3,480	(3,519)	5,424
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(220)	188	—	(32)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	58	—	58
Cash, cash equivalents and restricted cash at beginning of period	—	2,319	2,683	—	5,002
Cash, cash equivalents and restricted cash at end of period	$—	$2,099	$2,929	$—	$5,028

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2016 Form 10-K for a discussion of these risks and uncertainties. Except as otherwise specified, dollar amounts presented within tables are stated in millions.
Retail Our retail automobile finance programs in the North America Segment include full-spectrum lending and leasing offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. We finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low mileage used vehicles.
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

	Three Months Ended March 31,
	2017		2016
	Amount	Percentage	Amount	Percentage
Prime	$8,253	74.5%	$6,347	68.3%
Near-prime	1,245	11.2	1,241	13.3
Sub-prime	1,579	14.3	1,712	18.4
Total originations	$11,077	100.0%	$9,300	100.0%
The following table summarizes the residual value as well as the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2017			December 31, 2016
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,738	455	31.4%	$5,341	430	32.2%
Trucks	5,669	239	16.5	5,236	224	16.8
CUVs	11,437	675	46.5	10,366	606	45.4
SUVs	3,060	82	5.6	2,791	75	5.6
Total	$25,904	1,451	100.0%	$23,734	1,335	100.0%
We expect used car prices to decline approximately 7% during 2017 as compared to 2016 and expect potential further moderation in 2018 due primarily to an increased supply of used vehicles. We are currently experiencing weaker residual values, especially in the crossover segment. We continue to expect pre-tax income to double from 2014 earnings of $815 million once full captive penetration levels are achieved.

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating leases originated(a)	174	187
Operating leases terminated(b)	59	26
Operating lease vehicles returned(c)	38	13
Return rate(d)	64%	48%
________________

(a)	Operating leases originated represents the number of operating leases we purchase during a given period.

(b)	Operating leases terminated represents the number of vehicles for which the lease has ended during a given period.

(c)	Operating lease vehicles returned represents the number of vehicles returned to us for remarketing at the end of the lease term.

(d)	Return rates are calculated as the number of operating leases returned divided by the number of operating leases terminated.
Operating leases terminated and operating lease vehicles returned increased due to the growth and maturity of the lease portfolio. Due to the current age and size of our lease portfolio, the current return rate is lower than we expect it to be in future periods as our lease portfolio grows and matures.
Commercial Our commercial lending programs are offered primarily to our GM-franchised dealer customers and their affiliates. Commercial lending products include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include financing for parts and accessories, dealer fleets and storage centers.
Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed, through the issuance of unsecured debt in the public markets and by accepting deposits from retail banking customers in Germany. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk, although we may issue debt globally in order to enhance funding source diversification and support financing needs for the U.S. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. Our operations in the U.S., Canada, Latin America and China are generally funded locally. Our European operations obtain most of their funding from local sources and also borrow funds from affiliated companies. We actively monitor the capital markets and seek to optimize our mix of funding sources and our cost of funds.
PSA Transaction On March 5, 2017, GM through a wholly-owned subsidiary (the Seller), entered into a Master Agreement with Peugeot, S.A. (PSA Group) pursuant to which PSA Group will acquire GM's Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) and certain of our European subsidiaries and branches (European Operations, together with the Opel/Vauxhall Business, the Transferred Business), as described in Note 2 - "Disposition of Business" to our condensed consolidated financial statements.
The net consideration to be paid for our European Operations will be 0.8 times their book value at closing, which we estimate will be approximately $1 billion, denominated in Euros. The purchase price is subject to certain adjustments as provided in the Agreement. We expect to recognize a disposal loss of approximately $700 million to $800 million at closing.
The transfer of the Transferred Business is subject to the satisfaction of various closing conditions, including receipt of necessary antitrust, financial and other regulatory approvals, the reorganization of the Transferred Business, including pension plans in the United Kingdom, the completion of the contribution or sale by Adam Opel AG of its assets and liabilities to a subsidiary, the transfer of GMAC UK plc’s interest in SAIC-GMAC Automotive Finance Company Limited to us or an alternate entity designated by the Seller, unless either party elects to close without completion of the transfer, and the continued accuracy, subject to certain exceptions, at closing of certain of the Seller’s representations and warranties. There can be no assurance that all required governmental consents or clearances will be obtained or that the other closing conditions will be satisfied. The transfer of the Opel/Vauxhall Business is expected to close by the end of 2017 and the transfer of our European Operations is expected to close as soon as practicable after the receipt of necessary antitrust, financial and other regulatory approvals, which may be after the transfer of the Opel/Vauxhall Business, but not before. The transfer of our European Operations will not occur unless the transfer of the Opel/Vauxhall Business occurs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Our principal focus is on expanding our business in the U.S. to reach full captive penetration levels; therefore, we do not expect that the sale of our European Operations will have a material adverse effect on our consolidated results of operations, financial condition, liquidity or financing strategies, including the mix of secured and unsecured debt issuances. We also do not expect that sale of our European Operations will result in a material increase in our ratio of total debt to total equity or our earning assets leverage ratio as calculated under our Support Agreement with GM. Due to the size of the prime retail loan portfolio held by our European Operations, we expect that, for a period of time following the sale, retail operating leases will make up a greater percentage of our earning assets than they have historically. As our U.S. operations increase purchases of prime retail loans, we expect that our earning asset mix will return to more recent historical levels. We may make a special dividend over time to GM following the completion of the sale.
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
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Average Earning Assets

	Three Months Ended March 31,
	2017			2016			2017 vs. 2016
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Average retail finance receivables	$22,698	$11,395	$34,093	$18,622	$10,963	$29,585	$4,837	$(329)	$4,508	15.2%
Average commercial finance receivables	6,635	4,533	11,168	4,109	4,510	8,619	2,761	(212)	2,549	29.6%
Average finance receivables	29,333	15,928	45,261	22,731	15,473	38,204	7,598	(541)	7,057	18.5%
Average leased vehicles, net	35,687	262	35,949	22,190	97	22,287	13,627	35	13,662	61.3%
Average earning assets	$65,020	$16,190	$81,210	$44,921	$15,570	$60,491	$21,225	$(506)	$20,719	34.3%

Retail finance receivables purchased	$4,817	$1,697	$6,514	$2,580	$1,563	$4,143	$2,441	$(70)	$2,371	57.2%
Average new retail loan size (in dollars)	$27,095	$11,425		$27,470	$11,425
Leased vehicles purchased	$6,260	$53	$6,313	$6,720	$32	$6,752	$(443)	$4	$(439)	(6.5)%
Average new lease size (in dollars)	$36,514	$21,124		$36,270	$20,020
Average finance receivables increased in the North America Segment as a result of the continued increase of our share of GM's business in that segment. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM.
In the North America Segment, the average annual percentage rate for retail finance receivables purchased during the three months ended March 31, 2017 decreased to 6.5% from 7.7% during the prior period due primarily to the expansion of our prime lending program and our exclusive loan subvention arrangement in the U.S. with GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue

	Three Months Ended March 31,
	2017			2016			2017 vs. 2016
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$466	$269	$735	$453	$260	$713	$10	$12	$22	3.1%
Commercial finance receivables	$55	$72	$127	$32	$73	$105	$23	$(1)	$22	21.0%
Leased vehicle income	$1,926	$16	$1,942	$1,178	$6	$1,184	$754	$4	$758	64.0%
Other income	$27	$48	$75	$25	$48	$73	$—	$2	$2	2.7%
Effective yield - retail finance receivables	8.3%	9.6%	8.7%	9.8%	9.5%	9.7%
Effective yield - commercial finance receivables	3.4%	6.4%	4.6%	3.1%	6.5%	4.9%
In the North America Segment, finance charge income on retail finance receivables increased slightly for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to growth in the portfolio, substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Costs and Expenses

	Three Months Ended March 31,
	2017			2016			2017 vs. 2016
	North America	International	Total	North America	International	Total	Change excluding FX	FX	Total change	%
Operating expenses	$248	$144	$392	$201	$133	$334	$58	$—	$58	17.4%
Leased vehicle expenses	$1,426	$12	$1,438	$888	$5	$893	$542	$3	$545	61.0%
Provision for loan losses	$187	$30	$217	$177	$19	$196	$21	$—	$21	10.7%
Interest expense(a)	$455	$164	$619	$305	$158	$463	$145	$11	$156	33.7%
Average debt outstanding	$62,167	$14,170	$76,337	$43,101	$13,654	$56,755	$19,923	$(341)	$19,582	34.5%
Effective rate of interest on debt	3.0%	4.7%	3.3%	2.8%	4.7%	3.3%

(a)
During 2016, amounts do not reflect allocation of senior note interest expense, and therefore do not agree with amounts presented in Note 12 - "Segment Reporting" in our condensed consolidated financial statements in this Form 10-Q.

Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the North America Segment. Operating expenses as an annualized percentage of average earning assets decreased to 2.0% from 2.2% for the three months ended March 31, 2017 and 2016, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan Losses The provision for retail loan losses increased due primarily to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 2.5% for the three months ended March 31, 2017 from 2.7% for the three months ended March 31, 2016, due primarily to a

GENERAL MOTORS FINANCIAL COMPANY, INC.

shift in the credit mix of the portfolio to a larger percentage of prime loans. The provision for commercial loan losses was insignificant for the three months ended March 31, 2017 and 2016.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios.
Taxes Our consolidated effective income tax rate was 27.2% and 32.3% of income before income taxes and equity income for the three months ended March 31, 2017 and 2016. The decrease in the effective tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation and an increase in certain U.S. tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income were $94 million and $153 million for the three months ended March 31, 2017 and 2016. Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.
Credit Quality

Retail Finance Receivables	March 31, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Retail finance receivables, net of fees	$24,354	$11,650	$36,004	$21,786	$11,124	$32,910
Less: allowance for loan losses	(718)	(134)	(852)	(666)	(127)	(793)
Retail finance receivables, net	$23,636	$11,516	$35,152	$21,120	$10,997	$32,117
Number of outstanding contracts	1,199,487	1,622,179	2,821,666	1,097,207	1,611,276	2,708,483
Average amount of outstanding contracts (in dollars)(a)	$20,304	$7,182	$12,760	$19,856	$6,904	$12,151
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.9%	1.2%	2.4%	3.1%	1.1%	2.4%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At March 31, 2017, the allowance for loan losses for the North America Segment as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2016 consistent with the improved credit mix in our portfolio resulting from our expansion of prime lending.
Delinquency The following is a summary of the contractual amounts of delinquent retail finance receivables, which is not materially different than recorded investment that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged off:

	March 31, 2017				March 31, 2016
	North America	International	Total	Percent of Contractual Amount Due	North America	International	Total	Percent of Contractual Amount Due
31 - 60 days	$883	$123	$1,006	2.8%	$841	$122	$963	3.1%
Greater than 60 days	313	128	441	1.2	312	109	421	1.4
Total finance receivables more than 30 days delinquent	1,196	251	1,447	4.0	1,153	231	1,384	4.5
In repossession	43	8	51	0.1	41	7	48	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,239	$259	$1,498	4.1%	$1,194	$238	$1,432	4.7%

GENERAL MOTORS FINANCIAL COMPANY, INC.

Deferrals In accordance with our policies and guidelines in the North America Segment, we, at times, offer payment deferrals to retail customers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 4.3% and 5.1% for the three months ended March 31, 2017 and 2016. Deferrals in the International Segment are insignificant.
Troubled Debt Restructurings Refer to Note 4 - "Finance Receivables" to our condensed consolidated financial statements for further discussion of TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2017			2016
	North America	International	Total	North America	International	Total
Charge-offs	$266	$41	$307	$259	$34	$293
Less: recoveries	(135)	(12)	(147)	(139)	(11)	(150)
Net charge-offs	$131	$29	$160	$120	$23	$143
Net charge-offs as an annualized percentage(a)	2.3%	1.0%	1.9%	2.6%	0.8%	1.9%
Recovery percentage(b)	51.6%			54.1%
_________________

(a)	Net charge-offs as an annualized percentage is calculated as a percentage of average retail finance receivables.

(b)
Recovery percentage is a percentage of gross repossession charge-offs. Charge-offs for the International Segment primarily include the write-down of receivables to net realizable value. As a result, a calculation of recoveries as a percentage of gross charge-offs is not meaningful. The decrease in the recovery rate for North America reflects moderation in used car prices, due primarily to an increase in supply.

Commercial Finance Receivables	March 31, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Commercial finance receivables, net of fees	$7,016	$4,796	$11,812	$6,527	$4,596	$11,123
Less: allowance for loan losses	(34)	(20)	(54)	(30)	(20)	(50)
Total commercial finance receivables, net	$6,982	$4,776	$11,758	$6,497	$4,576	$11,073
Number of dealers	829	2,138	2,967	792	2,150	2,942
Average carrying amount per dealer	$8	$2	$4	$8	$2	$4
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.4%	0.5%	0.5%	0.4%	0.4%
There were insignificant charge-offs of commercial finance receivables during the three months ended March 31, 2017 and none during the three months ended March 31, 2016. At March 31, 2017 and December 31, 2016, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At March 31, 2017 and 2016, 99.2% and 99.1% of our operating leases were current with respect to payment status.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, operating expenses and interest costs.
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
Cash Flow During the three months ended March 31, 2017, net cash provided by operating activities increased due primarily to increased lease vehicle income resulting from growth in the leased vehicle portfolio, partially offset by increased interest expense and increased operating expenses.
During the three months ended March 31, 2017, net cash used in investing activities increased due to an increase in net purchases of retail finance receivables of $2.2 billion, partially offset by a decrease in purchases of leased vehicles of $364 million, a decrease in net fundings of commercial finance receivables of $483 million, increased collections on retail finance receivables of $324 million, and an increase in proceeds received on terminated leases of $601 million.
During the three months ended March 31, 2017, net cash provided by financing activities increased due primarily to an increase in borrowings, net of repayments, of $231 million.

Liquidity	March 31, 2017	December 31, 2016
Cash and cash equivalents(a)	$2,694	$3,201
Borrowing capacity on unpledged eligible assets	8,268	9,506
Borrowing capacity on committed unsecured lines of credit	421	445
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available liquidity	$12,383	$14,152
_________________

(a)
Includes $585 million and $839 million in unrestricted cash outside of the U.S. at March 31, 2017 and December 31, 2016. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the three months ended March 31, 2017, available liquidity decreased due primarily to increased credit facility utilization due to asset growth, which lowers borrowing capacity.
We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and up to $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At March 31, 2017, we had no amounts borrowed under either of GM's unsecured revolving credit facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At March 31, 2017, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$21,773	$11,459
Revolving commercial asset-secured facilities(b)	4,312	406
Total secured	26,085	11,865
Unsecured committed facilities(c)	1,370	949
Unsecured uncommitted facilities(d)	2,504	2,504
Total unsecured	3,874	3,453
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$30,959	$15,318
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $270 million in advances outstanding and $720 million in unused borrowing capacity on these facilities at March 31, 2017.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.2 billion in unused borrowing capacity on these facilities at March 31, 2017.

Refer to Note 8 - "Debt" to our consolidated financial statements in our Form 10-K for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date(a)			Original Note Issuance(b)	Note Balance At March 31, 2017
2012	February 2020	-	May 2020	$2,300	$241
2013	July 2020	-	October 2021	$5,058	874
2014	April 2019	-	September 2022	$10,005	2,870
2015	July 2019	-	December 2023	$14,348	8,125
2016	April 2018	-	November 2024	$17,786	14,718
2017	January 2020	-	February 2025	$4,003	3,950
Total active securitizations					30,778
Debt issuance costs					(64)
Total					$30,714
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 8 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes, Retail Customer Deposits and Other Unsecured Debt We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S. and Europe. At March 31, 2017, the par value of our outstanding senior notes was $31.5 billion.
We issue other unsecured debt through commercial paper offerings and other non-bank funding sources primarily in the International Segment. At March 31, 2017 we had $916 million of this type of unsecured debt outstanding. We accept deposits

GENERAL MOTORS FINANCIAL COMPANY, INC.

from retail banking customers in Germany. At March 31, 2017, the outstanding balance of these deposits was $1.9 billion, of which 41% were overnight deposits.
Support Agreement At March 31, 2017, our earning assets leverage ratio was 10.9, and the applicable ratio was 11.5.

Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2016. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the availability and cost of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the prices at which used cars are sold in the wholesale auction markets;

•	vehicle return rates and the residual value performance on vehicles we lease;

•	interest rate and currency exchange rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	changes in general economic and business conditions;

•	competition;

•	our ability to manage risks related to security breaches and other disruptions to our networks and systems;

•	changes in business strategy, including expansion of product lines and credit risk appetite, acquisitions and divestitures; and

•	risks and uncertainties associated with the consummation of the sale of the Transferred Business to the PSA Group, including satisfaction of the closing conditions.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk since December 31, 2016. Refer to Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our 2016 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to our management, including our principal executive officer (CEO) and principal financial officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2017. Based on this

GENERAL MOTORS FINANCIAL COMPANY, INC.

evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 10 -"Commitments and Contingencies" to our condensed consolidated financial statements for information relating to certain legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks factors. There have been no material changes to the Risk Factors disclosed in our 2016 Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 6. Exhibits

2.1*	Master Agreement, dated as of March 5, 2017, between General Motors Holdings LLC and Peugeot S.A.*	Filed Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Formation of General Motors Financial Company, Inc.	Filed Herewith

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished with this Report

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed Herewith
__________

*	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
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

General Motors Financial Company, Inc.
(Registrant)

Date:	April 28, 2017	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer