Form 10-Q
period 2017-06-30
General Motors Financial Company, Inc.
filed 2017-07-25
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2017, there were 505 shares of the registrant’s common stock, par value $1.00 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts) (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$5,201	$2,815
Finance receivables, net (Note 4; Note 8 VIEs)	39,882	33,475
Leased vehicles, net (Note 5; Note 8 VIEs)	39,725	34,342
Goodwill	1,198	1,196
Equity in net assets of non-consolidated affiliate (Note 6)	1,056	944
Related party receivables (Note 3)	383	347
Other assets (Note 8 VIEs)	4,377	3,695
Assets held for sale (Note 2)	11,689	10,951
Total assets	$103,511	$87,765
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$38,828	$35,087
Unsecured debt (Note 7)	39,651	29,476
Deferred income	2,830	2,355
Related party payables (Note 3)	273	320
Other liabilities	2,301	2,141
Liabilities held for sale (Note 2)	10,472	9,693
Total liabilities	94,355	79,072
Commitments and contingencies (Note 10)
Shareholder's equity
Common stock, $1.00 par value per share, 1,000 shares authorized and 505 shares issued	—	—
Additional paid-in capital	6,518	6,505
Accumulated other comprehensive loss (Note 13)	(1,052)	(1,238)
Retained earnings	3,690	3,426
Total shareholder's equity	9,156	8,693
Total liabilities and shareholder's equity	$103,511	$87,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Finance charge income	$812	$698	$1,564	$1,389
Leased vehicle income	2,107	1,383	4,038	2,562
Other income	71	57	136	118
Total revenue	2,990	2,138	5,738	4,069
Costs and expenses
Salaries and benefits	198	175	397	341
Other operating expenses	135	121	266	228
Total operating expenses	333	296	663	569
Leased vehicle expenses	1,549	1,062	2,978	1,951
Provision for loan losses	158	144	369	334
Interest expense	635	460	1,231	882
Total costs and expenses	2,675	1,962	5,241	3,736
Equity income (Note 6)	41	37	88	73
Income from continuing operations before income taxes	356	213	585	406
Income tax provision (Note 11)	86	70	136	125
Income from continuing operations	270	143	449	281
(Loss) income from discontinued operations, net of tax (Note 2)	(208)	46	(185)	72
Net income	62	189	264	353
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedges, net of income tax benefit of $5, $2, $7 and $2	(7)	(4)	(11)	(4)
Defined benefit plans, net of income tax	(1)	1	(1)	—
Foreign currency translation adjustment, net of income tax expense of $5, $0, $9 and $0	104	(83)	198	70
Other comprehensive income (loss), net of tax	96	(86)	186	66
Comprehensive income	$158	$103	$450	$419
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities - continuing operations	$3,143	$2,250
Net cash provided by operating activities - discontinued operations	176	368
Net cash provided by operating activities	3,319	2,618
Cash flows from investing activities
Purchases of retail finance receivables, net	(10,698)	(6,411)
Principal collections and recoveries on retail finance receivables	6,020	4,938
Net funding of commercial finance receivables	(1,761)	(523)
Purchases of leased vehicles, net	(9,884)	(10,138)
Proceeds from termination of leased vehicles	2,724	1,089
Other investing activities	(47)	(40)
Net cash used in investing activities - continuing operations	(13,646)	(11,085)
Net cash used in investing activities - discontinued operations	(364)	(1,136)
Net cash used in investing activities	(14,010)	(12,221)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	(351)	(320)
Borrowings and issuance of secured debt	15,670	13,065
Payments on secured debt	(11,690)	(8,468)
Borrowings and issuance of unsecured debt	11,033	6,387
Payments on unsecured debt	(1,201)	(1,758)
Debt issuance costs	(95)	(78)
Net cash provided by financing activities - continuing operations	13,366	8,828
Net cash provided by financing activities - discontinued operations	65	850
Net cash provided by financing activities	13,431	9,678
Net increase in cash, cash equivalents and restricted cash	2,740	75
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	78	35
Cash, cash equivalents and restricted cash at beginning of period	5,302	5,002
Cash, cash equivalents and restricted cash at end of period	$8,120	$5,112
Cash, cash equivalents and restricted cash from continuing operations at end of period	$7,497	$4,385
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$623	$727
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

June 30, 2017
Cash and cash equivalents	$5,201
Restricted cash included in other assets	2,296
Total	$7,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities (VIEs). We consolidate certain operating entities that provide auto finance and financial services, which we do not control through a majority voting interest. We manage these entities and maintain a controlling financial interest in them and are exposed to the risks of ownership through contractual arrangements. The majority voting interests in these entities are indirectly wholly-owned by our parent, General Motors Company (GM). All intercompany transactions and balances have been eliminated in consolidation.
Our operations in Europe are presented as discontinued operations, and the related assets and liabilities are presented as held for sale in our condensed consolidated financial statements for all periods presented. Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to continuing operations. Refer to Note 2 - "Discontinued Operations" for additional details regarding our planned disposal of these operations.
The condensed consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 7, 2017 (Form 10-K). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year.
Segment Information We are the wholly-owned captive finance subsidiary of GM. We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments. The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in Brazil, Chile, Colombia, Mexico and Peru as well as our equity investment in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC), a joint venture that conducts auto finance operations in China.
Note 2. Discontinued Operations
On March 5, 2017, General Motors Holdings LLC, a wholly-owned subsidiary of GM and our parent, entered into a Master Agreement (the Agreement) with Peugeot S.A. Pursuant to the Agreement, Peugeot S.A. will acquire, together with a financial partner, certain of our European financial subsidiaries and branches (collectively, our European Operations), as well as GM’s Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business and, together with our European Operations, GM's European Business). The transfer of the Opel/Vauxhall Business is expected to close in the second half of 2017, subject to the receipt of necessary regulatory approvals and satisfaction of other closing conditions, and the transfer of our European Operations is expected to close as soon as practicable after the receipt of the necessary antitrust, financial and other regulatory approvals and satisfaction of other closing conditions, which may be after the transfer of the Opel/Vauxhall Business, but not before. The transfer of our European Operations will not occur unless the transfer of the Opel/Vauxhall Business occurs.
The net consideration to be paid for our European Operations will be 0.8 times their book value at closing. Based on exchange rates at June 30, 2017, we estimate the net consideration will be approximately $1 billion, and we expect to recognize a disposal loss of up to $700 million, subject to foreign currency fluctuations. The purchase price is subject to certain adjustments as provided in the Agreement. During the three months ended June 30, 2017, we recognized a portion of the disposal loss of $336 million, in accordance with ASC 360 - "Property, Plant and Equipment." We expect to recognize the remainder of the disposal loss at the closing of the transaction.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the assets and liabilities held for sale:

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$288	$386
Finance receivables, net	10,696	9,715
Related party receivables	190	163
Other assets	515	687
Total assets held for sale	$11,689	$10,951
LIABILITIES
Secured debt	$4,733	$4,183
Unsecured debt	5,278	5,130
Related party payables	138	80
Other liabilities	323	300
Total liabilities held for sale	$10,472	$9,693
The following table summarizes the results of operations for the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	$143	$154	$274	$298
Interest expense	23	41	46	82
Other expenses	79	60	156	131
Total costs and expenses	102	101	202	213
Income from discontinued operations before income taxes	41	53	72	85
Loss on sale of discontinued operations before income taxes	336	—	336	—
(Loss) income from discontinued operations before income taxes	(295)	53	(264)	85
Income tax (benefit) provision	(87)	7	(79)	13
(Loss) income from discontinued operations, net of tax	$(208)	$46	$(185)	$72
Note 3. Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new vehicles manufactured by GM and certain used vehicles and make commercial loans directly to GM-franchised dealers and their affiliates. We also offer commercial loans to dealers that are consolidated by GM and those balances are included in our finance receivables, net.
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes payments to us to cover certain interest payments on commercial loans. We also provide funding under lines of credit to GM.
In March 2017, we executed an agreement to purchase certain program vehicles from Maven Drive LLC (Maven), a wholly-owned subsidiary of GM. We simultaneously leased these vehicles to Maven for use in their ride-sharing arrangements. We account for these leases as direct-financing leases, which are included in our finance receivables, net.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days. The following tables present related party transactions:

Balance Sheet Data	June 30, 2017	December 31, 2016
Commercial finance receivables, net due from dealers consolidated by GM(a)	$332	$347
Direct-financing lease receivables from Maven(a)	$117	$—
Subvention receivable(b)	$383	$347
Commercial loan funding payable(c)	$273	$320

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2017	2016	2017	2016
Interest subvention earned on retail finance receivables(d)	$109	$82	$204	$155
Interest subvention earned on commercial finance receivables(d)	$13	$11	$28	$22
Leased vehicle subvention earned(e)	$754	$538	$1,460	$997
_________________

(a)	Included in finance receivables, net.

(b)
Included in related party receivables. We received subvention payments from GM of $1.2 billion and $1.0 billion for the three months ended June 30, 2017 and 2016, and $2.2 billion and $2.2 billion for the six months ended June 30, 2017 and 2016.

(c)	Included in related party payables.

(d)	Included in finance charge income.

(e)	Included as a reduction to leased vehicle expenses.
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
We are included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At June 30, 2017 and December 31, 2016, there are no related party taxes payable to GM due to our taxable loss position.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Finance Receivables

	June 30, 2017	December 31, 2016
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$29,088	$24,480
Retail finance receivables, individually evaluated for impairment, net of fees	2,012	1,920
Total retail finance receivables, net of fees(a)	31,100	26,400
Less: allowance for loan losses - collective	(538)	(489)
Less: allowance for loan losses - specific	(306)	(276)
Total retail finance receivables, net	30,256	25,635
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	9,640	7,853
Commercial finance receivables, individually evaluated for impairment, net of fees	35	27
Total commercial finance receivables, net of fees	9,675	7,880
Less: allowance for loan losses - collective	(45)	(36)
Less: allowance for loan losses - specific	(4)	(4)
Total commercial finance receivables, net	9,626	7,840
Total finance receivables, net	$39,882	$33,475
Fair value of finance receivables	$39,926	$33,528
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $259 million and $178 million at June 30, 2017 and December 31, 2016.
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

Retail Finance Receivables	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for retail loan losses beginning balance	$823	$772	$765	$713
Provision for loan losses	152	142	359	333
Charge-offs	(272)	(258)	(570)	(542)
Recoveries	142	130	285	275
Foreign currency translation	(1)	4	5	11
Allowance for retail loan losses ending balance	$844	$790	$844	$790

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or its equivalent), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. In North America, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables in North America is as follows:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$11,497	44.2%	$7,923	36.4%
Near-prime - FICO Score 620 to 679	3,973	15.2	3,468	15.9
Sub-prime - FICO Score less than 620	10,560	40.6	10,395	47.7
Balance at end of period	$26,030	100.0%	$21,786	100.0%
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

	June 30, 2017		June 30, 2016
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,076	3.4%	$1,055	4.3%
Greater than 60 days	464	1.5	454	1.9
Total finance receivables more than 30 days delinquent	1,540	4.9	1,509	6.2
In repossession	43	0.2	47	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,583	5.1%	$1,556	6.4%
At June 30, 2017 and December 31, 2016, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $772 million and $798 million.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	June 30, 2017	December 31, 2016
Outstanding recorded investment	$2,012	$1,920
Less: allowance for loan losses	(306)	(276)
Outstanding recorded investment, net of allowance	$1,706	$1,644
Unpaid principal balance	$2,053	$1,967
Additional information about loans classified as TDRs is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average outstanding recorded investment	$1,985	$1,696	$1,966	$1,673
Finance charge income recognized	$57	$50	$117	$101
Number of loans classified as TDRs during the period	17,364	16,133	33,838	30,779
Recorded investment of loans classified as TDRs during the period	$302	$277	$590	$531
The unpaid principal balance, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three and six months ended June 30, 2017 and 2016.
Commercial Finance Receivables
Commercial Credit Quality Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

			June 30, 2017		December 31, 2016
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,610	16.6%	$1,389	17.6%
Group II	-	Dealers with strong financial metrics	3,344	34.6	2,661	33.8
Group III	-	Dealers with fair financial metrics	3,398	35.1	2,775	35.2
Group IV	-	Dealers with weak financial metrics	885	9.2	631	8.0
Group V	-	Dealers warranting special mention due to elevated risks	328	3.4	334	4.2
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	110	1.1	90	1.2
Balance at end of period			$9,675	100.0%	$7,880	100.0%
At June 30, 2017 and December 31, 2016, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2017 and 2016.
Note 5. Leased Vehicles

	June 30, 2017	December 31, 2016
Leased vehicles	$56,756	$48,340
Manufacturer subvention	(8,851)	(7,686)
	47,905	40,654
Less: accumulated depreciation	(8,180)	(6,312)
Leased vehicles, net	$39,725	$34,342

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes minimum rental payments due to us as lessor under operating leases:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Minimum rental payments under operating leases	$3,371	$5,599	$3,191	$723	$50
Note 6. Equity in Net Assets of Non-consolidated Affiliate
We use the equity method to account for our equity interest in SAIC-GMAC, a joint venture that conducts auto finance operations in China. The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Operating Data(a)	2017	2016	2017	2016
Finance charge income	$256	$234	$514	$471
Provision for loan losses	$4	$6	$(11)	$14
Interest expense	$82	$63	$158	$127
Income before income taxes	$155	$140	$333	$274
Net income	$116	$105	$250	$205
 _________________

(a)	This data represents that of the entire entity and not our 35% proportionate share.
There were no dividends received from SAIC-GMAC during the six months ended June 30, 2017. We received dividends from SAIC-GMAC of $129 million during the six months ended June 30, 2016. At June 30, 2017 and December 31, 2016 we had undistributed earnings of $230 million and $142 million related to SAIC-GMAC.
Note 7. Debt

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$8,830	$8,844	$8,503	$8,498
Securitization notes payable	29,998	30,082	26,584	26,664
Total secured debt	$38,828	$38,926	$35,087	$35,162
Unsecured debt
Senior notes	$36,588	$37,574	$26,737	$27,304
Credit facilities	2,075	2,081	1,961	1,961
Other unsecured debt	988	990	778	780
Total unsecured debt	$39,651	$40,645	$29,476	$30,045
Total secured and unsecured debt	$78,479	$79,571	$64,563	$65,207
Fair value utilizing Level 2 inputs		$77,695		$62,951
Fair value utilizing Level 3 inputs		$1,876		$2,256

The fair value of our debt measured utilizing Level 2 inputs was based on quoted market prices for identical instruments and if unavailable, quoted market prices of similar instruments. For debt with original maturity or revolving period of eighteen months or less par value is considered to be a reasonable estimate of fair value. The fair value of our debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 - "Variable Interest Entities" for further discussion.
During the six months ended June 30, 2017, we entered into new credit facilities or renewed credit facilities with a total net additional borrowing capacity of $1.9 billion, and we issued $9.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.04% and legal final maturity dates ranging from 2020 to 2025.
Unsecured Debt During the six months ended June 30, 2017, we issued $10.0 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.90% and maturity dates ranging from 2019 to 2027.
All of these notes are guaranteed by AmeriCredit Financial Services, Inc. (AFSI), our primary U.S. operating subsidiary, and $407 million in senior notes issued by subsidiaries in Canada and Mexico are also guaranteed by General Motors Financial Company, Inc.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At June 30, 2017, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	June 30, 2017	December 31, 2016
Restricted cash(a)	$2,261	$1,780
Finance receivables, net of fees	$26,925	$24,644
Lease related assets	$23,257	$19,341
Secured debt	$38,172	$34,185
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Derivative Financial Instruments and Hedging Activities

		June 30, 2017		December 31, 2016
	Level	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges
Assets
Fair value hedges
Interest rate swaps	2	$2,500	$21	$—	$—
Cash flow hedges
Interest rate swaps	2,3	2,466	12	3,070	12
Foreign currency swaps	2	855	15	—	—
Total assets(a)		$5,821	$48	$3,070	$12
Liabilities
Fair value hedges
Interest rate swaps	2	$8,854	$238	$7,700	$276
Cash flow hedges
Interest rate swaps	2,3	456	—	500	1
Foreign currency swaps	2	—	—	791	33
Total liabilities(b)		$9,310	$238	$8,991	$310
Derivatives not designated as hedges
Assets
Interest rate swaps	2,3	$24,881	$117	$7,959	$54
Interest rate caps and floors	2	15,347	36	9,698	26
Foreign currency swaps	2	1,141	42	—	—
Total assets(a)		$41,369	$195	$17,657	$80
Liabilities
Interest rate swaps	2,3	$17,746	$61	$6,170	$28
Interest rate caps and floors	2	17,714	36	12,146	26
Foreign currency swaps	2	331	—	—	—
Total liabilities(b)		$35,791	$97	$18,316	$54
 _________________

(a)	Derivative assets are included in other assets in the condensed consolidated balance sheets.

(b)
Derivative liabilities are included in other liabilities in the condensed consolidated balance sheets. Amounts accrued for interest payments in a net receivable position are included in other assets in the condensed consolidated balance sheets.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. The fair value for Level 3 instruments was derived using the income approach based on a discounted cash flow model, in which expected cash flows are discounted using current risk-adjusted rates. The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three and six months ended June 30, 2017 and 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Income (Losses) Recognized In Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value hedges
Interest rate contracts(a)(b)	$18	$2	$29	$(4)
Cash flow hedges
Interest rate contracts(a)	1	(1)	(1)	(1)
Foreign currency contracts(c)	49	—	55	—
Derivatives not designated as hedges
Interest rate contracts(a)	(4)	(8)	(9)	3
Foreign currency derivatives(c)(d)	42	—	35	—
Total	$106	$(7)	$109	$(2)

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow hedges
Interest rate contracts	$(1)	$(4)	$1	$(4)
Foreign currency contracts	24	—	21	—
Total	$23	$(4)	$22	$(4)

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Loss Into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow hedges
Interest rate contracts	$—	$—	$1	$—
Foreign currency contracts	(30)	—	(34)	—
Total	$(30)	$—	$(33)	$—
_________________

(a)	Recognized in earnings as interest expense.

(b)
Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts of $66 million and $40 million and $74 million and $76 million, offset by the change in fair value of hedged debt attributable to the hedged risk of $57 million and $30 million and $64 million and $68 million for the three and six months ended June 30, 2017 and 2016.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.
Note 10. Commitments and Contingencies
Guarantees of Indebtedness The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At June 30, 2017 and December 31, 2016, the par value of these senior notes was $39.0 billion and $29.0 billion. Refer to Note 15 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings As a retail finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At June 30, 2017, we estimate our reasonably possible legal exposure for unfavorable outcomes is up to $71 million excluding $42 million related to the discontinued operations. We have accrued $24 million excluding $12 million related to the discontinued operations.
In 2014 and 2015, we were served with investigative subpoenas to produce documents from various state attorneys general and other local governmental offices relating to our automobile loan and lease business and securitization of automobile loans and leases. These investigations are ongoing and could in the future result in the imposition of damages, fines or other civil or criminal penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect us or any of our subsidiaries and affiliates.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $20 million excluding $17 million related to the discontinued operations.
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
During the three and six months ended June 30, 2017, income tax expense of $86 million and $136 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. During the three and six months ended June 30, 2016, income tax expense of $70 million and $125 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12. Segment Reporting

We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: the North America Segment and the International Segment. The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in Brazil, Chile, Colombia, Mexico and Peru as well as our equity investment in SAIC-GMAC, a joint venture that conducts auto finance operations in China. Our chief operating decision maker evaluates the operating results and performance of our business based on these operating segments. The management of each segment is responsible for executing our strategies. As discussed in Note 2 - "Discontinued Operations," our European Operations are presented as discontinued operations and are excluded from our segment results for all periods presented. These operations were previously included in our International Segment. Key operating data for our operating segments were as follows:

	Three Months Ended June 30, 2017
	North America	International	Total
Total revenue	$2,700	$290	$2,990
Operating expenses	253	80	333
Leased vehicle expenses	1,543	6	1,549
Provision for loan losses	133	25	158
Interest expense	497	138	635
Equity income	—	41	41
Income from continuing operations before income taxes	$274	$82	$356

	Three Months Ended June 30, 2016
	North America	International	Total
Total revenue	$1,886	$252	$2,138
Operating expenses	215	81	296
Leased vehicle expenses	1,061	1	1,062
Provision for loan losses	125	19	144
Interest expense	337	123	460
Equity income	—	37	37
Income from continuing operations before income taxes	$148	$65	$213

	Six Months Ended June 30, 2017
	North America	International	Total
Total revenue	$5,174	$564	$5,738
Operating expenses	501	162	663
Leased vehicle expenses	2,969	9	2,978
Provision for loan losses	320	49	369
Interest expense	952	279	1,231
Equity income	—	88	88
Income from continuing operations before income taxes	$432	$153	$585

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2016
	North America	International	Total
Total revenue	$3,574	$495	$4,069
Operating expenses	416	153	569
Leased vehicle expenses	1,949	2	1,951
Provision for loan losses	302	32	334
Interest expense	642	240	882
Equity income	—	73	73
Income from continuing operations before income taxes	$265	$141	$406

	June 30, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Finance receivables, net	$33,503	$6,379	$39,882	$27,617	$5,858	$33,475
Leased vehicles, net	$39,631	$94	$39,725	$34,284	$58	$34,342
Total assets(a)	$83,018	$20,493	$103,511	$68,656	$19,109	$87,765
________________
(a) International Segment includes assets held for sale of $11.7 billion and $11.0 billion at June 30, 2017 and December 31, 2016.
Note 13. Accumulated Other Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gain (loss) on cash flow hedges
Beginning balance	$13	$—	$17	$—
Change in value of cash flow hedges, net of tax	(7)	(4)	(11)	(4)
Ending balance	6	(4)	6	(4)
Defined benefit plans
Beginning balance	(20)	(14)	(20)	(13)
Unrealized (loss) gain on subsidiary pension, net of tax	(1)	1	(1)	—
Ending balance	(21)	(13)	(21)	(13)
Foreign currency translation adjustment
Beginning balance	(1,141)	(938)	(1,235)	(1,091)
Translation gain (loss), net of tax	104	(83)	198	70
Ending balance	(1,037)	(1,021)	(1,037)	(1,021)
Total accumulated other comprehensive loss	$(1,052)	$(1,038)	$(1,052)	$(1,038)
Note 14. Regulatory Capital and other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported.
Total assets of our regulated international banks and finance companies were approximately $7.4 billion and $6.9 billion at June 30, 2017 and December 31, 2016.

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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016 (after the elimination of intercompany balances and transactions).
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$4,686	$515	$—	$5,201
Finance receivables, net	—	9,023	30,859	—	39,882
Leased vehicles, net	—	—	39,725	—	39,725
Goodwill	1,095	—	103	—	1,198
Equity in net assets of non-consolidated affiliate	—	—	1,056	—	1,056
Related party receivables	—	56	327	—	383
Other assets	774	983	3,676	(1,056)	4,377
Assets held for sale	—	—	11,694	(5)	11,689
Due from affiliates	33,781	19,949	—	(53,730)	—
Investment in affiliates	9,774	5,826	—	(15,600)	—
Total assets	$45,424	$40,523	$87,955	$(70,391)	$103,511
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt	$—	$—	$39,114	$(286)	$38,828
Unsecured debt	35,829	—	3,822	—	39,651
Deferred income	—	—	2,830	—	2,830
Related party payables	1	—	272	—	273
Other liabilities	438	694	1,939	(770)	2,301
Liabilities held for sale	—	—	10,475	(3)	10,472
Due to affiliates	—	33,601	20,131	(53,732)	—
Total liabilities	36,268	34,295	78,583	(54,791)	94,355
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,518	79	4,200	(4,279)	6,518
Accumulated other comprehensive loss	(1,052)	(137)	(1,013)	1,150	(1,052)
Retained earnings	3,690	6,286	5,487	(11,773)	3,690
Total shareholder's equity	9,156	6,228	9,372	(15,600)	9,156
Total liabilities and shareholder's equity	$45,424	$40,523	$87,955	$(70,391)	$103,511

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,284	$531	$—	$2,815
Finance receivables, net	—	4,969	28,506	—	33,475
Leased vehicles, net	—	—	34,342	—	34,342
Goodwill	1,095	—	101	—	1,196
Equity in net assets of non-consolidated affiliate	—	—	944	—	944
Related party receivables	—	25	322	—	347
Other assets	506	884	3,065	(760)	3,695
Assets held for sale	—	—	10,959	(8)	10,951
Due from affiliates	24,548	16,065	—	(40,613)	—
Investment in affiliates	8,986	6,445	—	(15,431)	—
Total assets	$35,135	$30,672	$78,770	$(56,812)	$87,765
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt	$—	$—	$35,256	$(169)	$35,087
Unsecured debt	26,076	—	3,400	—	29,476
Deferred income	—	—	2,355	—	2,355
Related party payables	1	—	319	—	320
Other liabilities	365	690	1,677	(591)	2,141
Liabilities held for sale	—	—	9,694	(1)	9,693
Due to affiliates	—	24,437	16,183	(40,620)	—
Total liabilities	26,442	25,127	68,884	(41,381)	79,072
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,505	79	5,345	(5,424)	6,505
Accumulated other comprehensive loss	(1,238)	(161)	(1,223)	1,384	(1,238)
Retained earnings	3,426	5,627	5,066	(10,693)	3,426
Total shareholder's equity	8,693	5,545	9,886	(15,431)	8,693
Total liabilities and shareholder's equity	$35,135	$30,672	$78,770	$(56,812)	$87,765

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$134	$678	$—	$812
Leased vehicle income	—	—	2,107	—	2,107
Other income	—	291	(6)	(214)	71
Total revenue	—	425	2,779	(214)	2,990
Costs and expenses
Salaries and benefits	—	159	39	—	198
Other operating expenses	99	(39)	194	(119)	135
Total operating expenses	99	120	233	(119)	333
Leased vehicle expenses	—	—	1,549	—	1,549
Provision for loan losses	—	87	71	—	158
Interest expense	347	(62)	445	(95)	635
Total costs and expenses	446	145	2,298	(214)	2,675
Equity income	275	276	41	(551)	41
(Loss) income from continuing operations before income taxes	(171)	556	522	(551)	356
Income tax (benefit) provision	(233)	133	186	—	86
Income from continuing operations	62	423	336	(551)	270
Income (loss) from discontinued operations, net of tax	—	(7)	(201)	—	(208)
Net income	$62	$416	$135	$(551)	$62

Comprehensive income	$158	$436	$245	$(681)	$158

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$118	$580	$—	$698
Leased vehicle income	—	—	1,383	—	1,383
Other income	—	210	10	(163)	57
Total revenue	—	328	1,973	(163)	2,138
Costs and expenses
Salaries and benefits	—	140	35	—	175
Other operating expenses	—	53	166	(98)	121
Total operating expenses	—	193	201	(98)	296
Leased vehicle expenses	—	—	1,062	—	1,062
Provision for loan losses	—	77	67	—	144
Interest expense	265	(91)	351	(65)	460
Total costs and expenses	265	179	1,681	(163)	1,962
Equity income	336	168	37	(504)	37
Income from continuing operations before income taxes	71	317	329	(504)	213
Income tax (benefit) provision	(118)	68	120	—	70
Income from continuing operations	189	249	209	(504)	143
Income from discontinued operations, net of tax	—	—	46	—	46
Net income	$189	$249	$255	$(504)	$189

Comprehensive income	$103	$247	$169	$(416)	$103

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$229	$1,335	$—	$1,564
Leased vehicle income	—	—	4,038	—	4,038
Other income	—	564	(15)	(413)	136
Total revenue	—	793	5,358	(413)	5,738
Costs and expenses
Salaries and benefits	—	322	75	—	397
Other operating expenses	106	5	384	(229)	266
Total operating expenses	106	327	459	(229)	663
Leased vehicle expenses	—	—	2,978	—	2,978
Provision for loan losses	—	160	209	—	369
Interest expense	582	(29)	862	(184)	1,231
Total costs and expenses	688	458	4,508	(413)	5,241
Equity income	590	491	88	(1,081)	88
(Loss) income from continuing operations before income taxes	(98)	826	938	(1,081)	585
Income tax (benefit) provision	(362)	159	339	—	136
Income from continuing operations	264	667	599	(1,081)	449
Income (loss) from discontinued operations, net of tax	—	(7)	(178)	—	(185)
Net income	$264	$660	$421	$(1,081)	$264

Comprehensive income	$450	$684	$631	$(1,315)	$450

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$217	$1,172	$—	$1,389
Leased vehicle income	—	—	2,562	—	2,562
Other income	(1)	415	13	(309)	118
Total revenue	(1)	632	3,747	(309)	4,069
Costs and expenses
Salaries and benefits	—	275	66	—	341
Other operating expenses	(4)	121	302	(191)	228
Total operating expenses	(4)	396	368	(191)	569
Leased vehicle expenses	—	—	1,951	—	1,951
Provision for loan losses	—	180	154	—	334
Interest expense	441	(121)	680	(118)	882
Total costs and expenses	437	455	3,153	(309)	3,736
Equity income	591	336	73	(927)	73
Income from continuing operations before income taxes	153	513	667	(927)	406
Income tax (benefit) provision	(200)	80	245	—	125
Income from continuing operations	353	433	422	(927)	281
Income from discontinued operations, net of tax	—	—	72	—	72
Net income	$353	$433	$494	$(927)	$353

Comprehensive income	$419	$470	$567	$(1,037)	$419

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities - continuing operations	$(360)	$386	$3,117	$—	$3,143
Net cash (used in) provided by operating activities - discontinued operations	—	(7)	183	—	176
Net cash (used in) provided by operating activities	(360)	379	3,300	—	3,319
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(10,315)	(7,139)	6,756	(10,698)
Principal collections and recoveries on retail finance receivables	—	1,167	4,853	—	6,020
Proceeds from transfer of retail finance receivables, net	—	5,521	1,235	(6,756)	—
Net funding of commercial finance receivables	—	(605)	(1,156)	—	(1,761)
Purchases of leased vehicles, net	—	—	(9,884)	—	(9,884)
Proceeds from termination of leased vehicles	—	—	2,724	—	2,724
Other investing activities	—	(157)	(7)	117	(47)
Net change in due from affiliates	(9,232)	(3,885)	—	13,117	—
Net change in investment in affiliates	12	1,134	—	(1,146)	—
Net cash used in investing activities - continuing operations	(9,220)	(7,140)	(9,374)	12,088	(13,646)
Net cash used in investing activities - discontinued operations	—	—	(364)	—	(364)
Net cash used in investing activities	(9,220)	(7,140)	(9,738)	12,088	(14,010)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	30	—	(381)	—	(351)
Borrowings and issuance of secured debt	—	—	15,787	(117)	15,670
Payments on secured debt	—	—	(11,690)	—	(11,690)
Borrowings and issuance of unsecured debt	9,588	—	1,445	—	11,033
Payments on unsecured debt	—	—	(1,201)	—	(1,201)
Debt issuance costs	(38)	—	(57)	—	(95)
Net capital contributions	—	—	(1,146)	1,146	—
Net change in due to affiliates	—	9,163	3,954	(13,117)	—
Net cash provided by financing activities - continuing operations	9,580	9,163	6,711	(12,088)	13,366
Net cash provided by financing activities - discontinued operations	—	—	65	—	65
Net cash provided by financing activities	9,580	9,163	6,776	(12,088)	13,431
Net increase in cash, cash equivalents and restricted cash	—	2,402	338	—	2,740
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	78	—	78
Cash, cash equivalents and restricted cash at beginning of period	—	2,284	3,018	—	5,302
Cash, cash equivalents and restricted cash at end of period	$—	$4,686	$3,434	$—	$8,120
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$4,686	$2,811	$—	$7,497
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$623	$—	$623
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$4,686	$515	$—	$5,201
Restricted cash included in other assets	—	—	2,296	—	2,296
Total	$—	$4,686	$2,811	$—	$7,497

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities - continuing operations	$(218)	$(151)	$2,619	$—	$2,250
Net cash provided by operating activities - discontinued operations	—	—	368	—	368
Net cash (used in) provided by operating activities	(218)	(151)	2,987	—	2,618
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(8,110)	(6,491)	8,190	(6,411)
Principal collections and recoveries on retail finance receivables	—	780	4,158	—	4,938
Proceeds from transfer of retail finance receivables, net	—	5,250	2,940	(8,190)	—
Net funding of commercial finance receivables	—	(124)	(399)	—	(523)
Purchases of leased vehicles, net	—	—	(10,138)	—	(10,138)
Proceeds from termination of leased vehicles	—	—	1,089	—	1,089
Other investing activities	—	(174)	(5)	139	(40)
Net change in due from affiliates	(4,503)	(2,958)	—	7,461	—
Net change in investment in affiliates	6	723	—	(729)	—
Net cash used in investing activities - continuing operations	(4,497)	(4,613)	(8,846)	6,871	(11,085)
Net cash used in investing activities - discontinued operations	—	—	(1,136)	—	(1,136)
Net cash used in investing activities	(4,497)	(4,613)	(9,982)	6,871	(12,221)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	(320)	—	(320)
Borrowings and issuance of secured debt	—	—	13,204	(139)	13,065
Payments on secured debt	—	—	(8,468)	—	(8,468)
Borrowings and issuance of unsecured debt	5,740	—	647	—	6,387
Payments on unsecured debt	(1,000)	—	(758)	—	(1,758)
Debt issuance costs	(25)	—	(53)	—	(78)
Net capital contributions	—	—	(729)	729	—
Net change in due to affiliates	—	4,668	2,793	(7,461)	—
Net cash provided by financing activities - continuing operations	4,715	4,668	6,316	(6,871)	8,828
Net cash provided by financing activities - discontinued operations	—	—	850	—	850
Net cash provided by financing activities	4,715	4,668	7,166	(6,871)	9,678
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(96)	171	—	75
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	35	—	35
Cash, cash equivalents and restricted cash at beginning of period	—	2,319	2,683	—	5,002
Cash, cash equivalents and restricted cash at end of period	$—	$2,223	$2,889	$—	$5,112
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$2,223	$2,162	$—	$4,385
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$727	$—	$727

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
Our European Operations are presented as discontinued operations, and the assets and liabilities of our European Operations are presented as held for sale in our condensed consolidated financial statements for all periods presented. Unless otherwise indicated, information in this discussion and analysis relates to continuing operations. Refer to Note 2 - "Discontinued Operations" to our condensed consolidated financial statements for additional details regarding our planned disposal of these operations.
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
Retail Our retail automobile finance programs in the U.S. include full-spectrum lending and leasing offered through GM-franchised dealers under the "GM Financial" brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the "AmeriCredit" brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. We therefore generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. We finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low mileage used vehicles.
Our international retail lending and leasing programs focus on financing new GM vehicles and select used vehicles. We also offer finance and/or car-related insurance products through third parties, such as payment protection, gap, extended warranty, and motor insurance.
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

	Six Months Ended June 30,
	2017		2016
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$16,449	74.1%	$12,554	68.6%
Near-prime - FICO Score 620 to 679	2,536	11.4	2,412	13.2
Sub-prime - FICO Score less than 620	3,211	14.5	3,326	18.2
Total originations	$22,196	100.0%	$18,292	100.0%
The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating leases originated(a)	185	171	356	357
Operating leases terminated(b)	85	31	144	58
Operating lease vehicles returned(c)	57	14	95	27
Return rate(d)	67%	45%	66%	47%
________________

(a)	Operating leases originated represents the number of operating leases we purchase during a given period.

(b)	Operating leases terminated represents the number of vehicles for which the lease has ended during a given period.

(c)	Operating lease vehicles returned represents the number of vehicles returned to us for remarketing at the end of the lease term.

(d)	Return rates are calculated as the number of operating leases returned divided by the number of operating leases terminated.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Operating leases terminated and operating lease vehicles returned increased due to the growth and maturity of the lease portfolio. Due to the current age and size of our lease portfolio, the current return rate is lower than we expect it to be in future periods as our lease portfolio grows and matures.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	June 30, 2017			December 31, 2016
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,814	459	29.9%	$5,240	420	31.7%
Trucks	6,136	256	16.7	5,231	224	16.9
CUVs	12,383	732	47.7	10,349	604	45.7
SUVs	3,262	88	5.7	2,791	75	5.7
Total	$27,595	1,535	100.0%	$23,611	1,323	100.0%
We expect used car prices to decline approximately 7% during 2017 as compared to 2016 and expect an increased supply of used vehicles to continue to pressure used car prices through at least 2018. We are currently experiencing weaker residual values, especially in the crossover segment.
Commercial Our commercial lending programs are offered primarily to our GM-franchised dealer customers and their affiliates. Commercial lending products primarily include floorplan financing, working capital financing, loans to purchase and/or finance dealership real estate and loans to finance improvements to dealership facilities. Other commercial products include financing for parts and accessories, dealer fleets and storage centers.
Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed and through the issuance of unsecured debt in the public markets. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk, although we may issue debt globally in order to enhance funding source diversification and support financing needs for the U.S. As such, the mix of funding sources varies from country to country, based on the characteristics of our earning assets and the relative development of the capital markets in each country. We actively monitor the capital markets and seek to optimize our mix of funding sources and our cost of funds.
Peugeot S.A. Transaction On March 5, 2017, General Motors Holdings LLC, a wholly-owned subsidiary of GM and our parent, entered into a Master Agreement (the Agreement) with Peugeot S.A. Pursuant to the Agreement, Peugeot S.A. will acquire, together with a financial partner, certain of our European financial subsidiaries and branches (collectively, our European Operations), as well as GM’s Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business and, together with our European Operations, GM's European Business), as described in Note 2 - "Discontinued Operations" to our condensed consolidated financial statements. The assets and liabilities of our European Operations are presented as held for sale and its operations are presented as discontinued operations for all periods presented.
The net consideration to be paid for our European Operations will be 0.8 times their book value at closing. Based on exchange rates at June 30, 2017, we estimate the net consideration will be approximately $1 billion, and we expect to recognize a disposal loss of up to $700 million, subject to foreign currency fluctuations. The purchase price is subject to certain adjustments as provided in the Agreement. During the three months ended June 30, 2017, we recognized a portion of the disposal loss of $336 million, in accordance with ASC 360 - "Property, Plant and Equipment." We expect to recognize the remainder of the disposal loss at the closing of the transaction.
During the three months ended June 30, 2017, the assets and liabilities of our European Operations have been presented as held for sale and its operations and cash flows have been presented as discontinued operations based on the progress towards satisfying the various closing conditions necessary to complete the transaction. These include receipt of necessary antitrust, financial and other regulatory approvals, the reorganization of GM's European Business, including pension plans in the United Kingdom, the completion of the contribution or sale by Adam Opel AG of its assets and liabilities to a subsidiary, the transfer of GMAC UK plc's interest in SAIC-GMAC to us or an alternate entity designated by GM, unless either party elects to close without completion of this transfer, and the continued accuracy, subject to certain exceptions, at closing of GM's representations and warranties. The transfer of the Opel/Vauxhall Business is expected to close in the second half of 2017, subject to the receipt of necessary regulatory approvals and satisfaction of other closing conditions, and the transfer of our European Operations is expected to close as soon as practicable after the receipt of the necessary antitrust, financial and other regulatory approvals and satisfaction of other closing conditions, which may be after the transfer of the Opel/Vauxhall Business, but not before. The transfer of our European Operations

GENERAL MOTORS FINANCIAL COMPANY, INC.

will not occur unless the transfer of the Opel/Vauxhall Business occurs. Refer to Note 2 - "Discontinued Operations" to our condensed consolidated financial statements for more information related to the assets and liabilities held for sale and discontinued operations of our European Operations.
Our principal focus is on expanding our business in the U.S. to reach full captive penetration levels; therefore, we do not expect that the sale of our European Operations will have a material adverse effect on our consolidated results of operations, financial condition, liquidity or financing strategies, including the mix of secured and unsecured debt issuances. We also do not expect that the sale of our European Operations will result in a material increase in our ratio of total debt to total equity or our earning assets leverage ratio as calculated under our Support Agreement with GM. Due to the size of the prime retail loan portfolio held by our European Operations, we expect that, for a period of time following the sale, retail operating leases will make up a greater percentage of our earning assets than they have historically. As our U.S. operations increase purchases of prime retail loans, we expect that our earning asset mix will return to more recent historical levels. We may make a special dividend to GM following the completion of the sale.
We continue to expect pre-tax income to double from 2014 earnings of $815 million once full captive penetration levels are achieved on a consistent basis.
Results of Operations
In our tabular presentation of the changes in results between financial periods, we provide the following information:  (i) the amount of change excluding the impact of foreign currency translation (FX); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation is derived by translating current year results at the average of prior year exchange rates, and is driven by the change in the U.S. Dollar against the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact. Average balances are calculated using daily balances, where available. Otherwise average balances are calculated using monthly ending balances.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Average Earning Assets	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Average retail finance receivables	$30,432	$23,618	$6,784	$30	$6,814	28.9%
Average commercial finance receivables	9,074	5,768	3,338	(32)	3,306	57.3%
Average finance receivables	39,506	29,386	10,122	(2)	10,120	34.4%
Average leased vehicles, net	38,368	26,336	12,114	(82)	12,032	45.7%
Average earning assets	$77,874	$55,722	$22,236	$(84)	$22,152	39.8%

Retail finance receivables purchased	$5,253	$3,237	$1,991	$25	$2,016	62.3%
Leased vehicles purchased	$6,751	$6,471	$302	$(22)	$280	4.3%
Average finance receivables increased as a result of the continued increase of our share of GM's business in the U.S. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM.
The average annual percentage rate for retail finance receivables purchased in the U.S. during the three months ended June 30, 2017 decreased to 6.0% from 7.8% during the prior period due primarily to the expansion of our prime lending program and our exclusive loan subvention arrangement with GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$709	$637	$64	$8	$72	11.3%
Commercial finance receivables	$103	$61	$41	$1	$42	68.9%
Leased vehicle income	$2,107	$1,383	$730	$(6)	$724	52.3%
Other income	$71	$57	$13	$1	$14	24.6%
Equity income	$41	$37	$6	$(2)	$4	10.8%
Effective yield - retail finance receivables	9.3%	10.8%
Effective yield - commercial finance receivables	4.6%	4.3%
Finance charge income on retail finance receivables increased for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to growth in the portfolio, substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations in the U.S. as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Equity income in our China joint venture increased due primarily to growth in asset levels driven by increased retail penetration.

Costs and Expenses	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Operating expenses	$333	$296	$35	$2	$37	12.5%
Leased vehicle expenses	$1,549	$1,062	$491	$(4)	$487	45.9%
Provision for loan losses	$158	$144	$14	$—	$14	9.7%
Interest expense	$635	$460	$171	$4	$175	38.0%
Average debt outstanding	$73,728	$52,657	$21,125	$(54)	$21,071	40.0%
Effective rate of interest on debt	3.5%	3.5%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.7% from 2.1% for the three months ended June 30, 2017 and 2016, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan Losses The provision for retail loan losses increased due primarily to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 2.0% for the three months ended June 30, 2017 from 2.4% for the three months ended June 30, 2016, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans. The provision for commercial loan losses was insignificant for the three months ended June 30, 2017 and 2016.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios.
Taxes Our consolidated effective income tax rate was 27.3% and 39.8% of income before income taxes and equity income for the three months ended June 30, 2017 and 2016. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation, differences in U.S. taxation of foreign earnings and an increase in certain U.S. federal tax credits.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $104 million and $(83) million for the three months ended June 30, 2017 and 2016. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Average Earning Assets	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Average retail finance receivables	$28,960	$23,234	$5,602	$124	$5,726	24.6%
Average commercial finance receivables	8,520	5,521	3,007	(8)	2,999	54.3%
Average finance receivables	37,480	28,755	8,609	116	8,725	30.3%
Average leased vehicles, net	37,055	24,243	12,825	(13)	12,812	52.8%
Average earning assets	$74,535	$52,998	$21,434	$103	$21,537	40.6%

Retail finance receivables purchased	$10,860	$6,421	$4,400	$39	$4,439	69.1%
Leased vehicles purchased	$13,024	$13,198	$(170)	$(4)	$(174)	(1.3)%
Average finance receivables increased as a result of the continued increase of our share of GM's business. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM.
The average annual percentage rate for retail finance receivables purchased in the U.S. during the six months ended June 30, 2017 decreased to 6.3% from 7.5% during the prior period due primarily to the expansion of our prime lending program and our exclusive loan subvention arrangement with GM.

Revenue	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$1,374	$1,269	$79	$26	$105	8.3%
Commercial finance receivables	$190	$120	$67	$3	$70	58.3%
Leased vehicle income	$4,038	$2,562	$1,478	$(2)	$1,476	57.6%
Other income	$136	$118	$14	$4	$18	15.3%
Equity income	$88	$73	$19	$(4)	$15	20.5%
Effective yield - retail finance receivables	9.6%	11.0%
Effective yield - commercial finance receivables	4.5%	4.4%
Finance charge income on retail finance receivables increased for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to growth in the portfolio, substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations in the U.S. as we have increased our prime lending. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
The increase in leased vehicle income reflects the increase in the size of the leased asset portfolio.
Equity income in our China joint venture increased due primarily to growth in asset levels driven by increased retail penetration.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Operating expenses	$663	$569	$85	$9	$94	16.5%
Leased vehicle expenses	$2,978	$1,951	$1,028	$(1)	$1,027	52.6%
Provision for loan losses	$369	$334	$34	$1	$35	10.5%
Interest expense	$1,231	$882	$332	$17	$349	39.6%
Average debt outstanding	$70,399	$50,102	$20,186	$111	$20,297	40.5%
Effective rate of interest on debt	3.5%	3.5%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.8% from 2.2% for the six months ended June 30, 2017 and 2016, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan Losses The provision for retail loan losses increased due primarily to the growth in the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 2.5% for the six months ended June 30, 2017 from 2.9% for the six months ended June 30, 2016, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans. The provision for commercial loan losses was insignificant for the six months ended June 30, 2017 and 2016.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios.
Taxes Our consolidated effective income tax rate was 27.4% and 37.5% of income before income taxes and equity income for the six months ended June 30, 2017 and 2016. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation, differences in U.S. taxation of foreign earnings and an increase in certain U.S. federal tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income were $198 million and $70 million for the six months ended June 30, 2017 and 2016. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.
Credit Quality

Retail Finance Receivables	June 30, 2017	December 31, 2016
Retail finance receivables, net of fees	$31,100	$26,400
Less: allowance for loan losses	(844)	(765)
Retail finance receivables, net	$30,256	$25,635
Number of outstanding contracts	2,134,524	2,011,818
Average amount of outstanding contracts (in dollars)(a)	$14,570	$13,122
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.7%	2.9%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At June 30, 2017, the allowance for loan losses as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2016 consistent with the improved credit mix in our portfolio resulting from our expansion of prime lending.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Deferrals In accordance with our policies and guidelines in the North America Segment, we may offer payment deferrals to retail customers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 4.1% and 5.1% for the three months ended June 30, 2017 and 2016 and 4.2% and 5.1% for the six months ended June 30, 2017 and 2016. Deferrals in the International Segment were insignificant.
Delinquency and Troubled Debt Restructurings Refer to Note 4 - "Finance Receivables" to our condensed consolidated financial statements for further discussion of delinquent retail finance receivables and TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Charge-offs	$272	$258	$570	$542
Less: recoveries	(142)	(130)	(285)	(275)
Net charge-offs	$130	$128	$285	$267
Net charge-offs as an annualized percentage(a)	1.7%	2.2%	2.0%	2.3%
_________________

(a)	Net charge-offs as an annualized percentage is calculated as a percentage of average retail finance receivables.
Net charge-offs as an annualized percentage of average retail finance receivables decreased during the three and six months ended June 30, 2017 from the prior year, primarily due to the shift in the North America receivables portfolio toward prime credit quality and due to growth in the North America portfolio. The recovery rate as a percentage of gross repossession charge-offs in North America was 53.9% and 52.7% for the three and six months ended June 30, 2017 and 54.8% and 54.4% for the three and six months ended June 30, 2016.

Commercial Finance Receivables	June 30, 2017	December 31, 2016
Commercial finance receivables, net of fees	$9,675	$7,880
Less: allowance for loan losses	(49)	(40)
Total commercial finance receivables, net	$9,626	$7,840
Number of dealers	1,459	1,356
Average carrying amount per dealer	$7	$6
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were insignificant charge-offs of commercial finance receivables during the three and six months ended June 30, 2017 and none during the three and six months ended June 30, 2016. At June 30, 2017 and December 31, 2016, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At June 30, 2017 and 2016, 99.1% and 99.0% of our operating leases were current with respect to payment status.
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
Our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
Cash Flow During the six months ended June 30, 2017, net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.

GENERAL MOTORS FINANCIAL COMPANY, INC.

During the six months ended June 30, 2017, net cash used in investing activities increased due to an increase in net purchases of retail finance receivables of $4.3 billion and an increase in net fundings of commercial finance receivables of $1.2 billion, partially offset by a decrease in purchases of leased vehicles of $254 million, increased collections and recoveries on retail finance receivables of $1.1 billion, and an increase in proceeds received on terminated leases of $1.6 billion.
During the six months ended June 30, 2017, net cash provided by financing activities increased due primarily to an increase in borrowings, net of repayments, of $4.5 billion.

Liquidity	June 30, 2017	December 31, 2016
Cash and cash equivalents(a)	$5,201	$2,815
Borrowing capacity on unpledged eligible assets	10,729	8,321
Borrowing capacity on committed unsecured lines of credit	104	105
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available liquidity	$17,034	$12,241
_________________

(a)
Includes $429 million and $454 million in unrestricted cash outside of the U.S. at June 30, 2017 and December 31, 2016. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the six months ended June 30, 2017, available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured credit facilities, resulting from an increase in unencumbered assets due to increased issuance of unsecured debt.
We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and up to $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At June 30, 2017, we had no amounts borrowed under either of GM's unsecured revolving credit facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.
At June 30, 2017, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$21,115	$8,680
Revolving commercial asset-secured facilities(b)	4,023	150
Total secured	25,138	8,830
Unsecured committed facilities(c)	104	—
Unsecured uncommitted facilities(d)	2,075	2,075
Total unsecured	2,179	2,075
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$28,317	$10,905
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $197 million in advances outstanding and $751 million in unused borrowing capacity on these facilities at June 30, 2017.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.0 billion in unused borrowing capacity on these facilities at June 30, 2017.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date(a)			Original Note Issuance(b)	Note Balance At June 30, 2017
2013	July 2020	-	October 2021	$5,058	$734
2014	July 2019	-	March 2022	$6,336	2,016
2015	July 2019	-	December 2023	$13,110	6,607
2016	April 2018	-	September 2024	$15,528	11,734
2017	January 2020	-	February 2025	$9,448	8,967
Total active securitizations					30,058
Debt issuance costs					(60)
Total					$29,998
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 8 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes and Other Unsecured Debt We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S., Europe and Mexico. At June 30, 2017, the par value of our outstanding senior notes was $37.0 billion.
We issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At June 30, 2017, we had $988 million of this type of unsecured debt outstanding.
Support Agreement At June 30, 2017, our earning assets leverage ratio was 11.48, and the applicable threshold was 11.50. We expect that our earning assets leverage ratio could exceed the applicable threshold in the Support Agreement as of the September 30, 2017 measurement date.  If necessary, we expect that we would borrow on the Junior Subordinated Revolving Credit Facility as needed to maintain the leverage ratio to within the applicable threshold.

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
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	GM's ability to sell new vehicles that we finance in the markets we serve;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the availability and cost of sources of financing;

•	our joint venture in China, which we cannot operate solely for our benefit and over which we have limited control;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

GENERAL MOTORS FINANCIAL COMPANY, INC.

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the prices at which used cars are sold in the wholesale auction markets;

•	vehicle return rates and the residual value performance on vehicles we lease;

•	interest rate fluctuations and certain related derivatives exposure;

•	foreign currency exchange rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	changes in general economic and business conditions;

•	competition;

•	our ability to manage risks related to security breaches and other disruptions to our networks and systems;

•	changes in business strategy, including expansion of product lines and credit risk appetite, acquisitions and divestitures; and

•	risks and uncertainties associated with the consummation of the sale of GM's European Business to Peugeot S.A., including satisfaction of the closing conditions.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2017. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

General Motors Financial Company, Inc.
(Registrant)

Date:	July 25, 2017	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer