Form 10-Q
period 2017-09-30
General Motors Financial Company, Inc.
filed 2017-10-24
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2017, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$3,976	$2,815
Finance receivables, net (Note 4; Note 8 VIEs)	40,864	33,475
Leased vehicles, net (Note 5; Note 8 VIEs)	41,775	34,342
Goodwill	1,201	1,196
Equity in net assets of non-consolidated affiliate (Note 6)	1,119	944
Related party receivables (Note 3)	339	347
Other assets (Note 8 VIEs)	4,767	3,695
Assets held for sale (Note 2)	12,094	10,951
Total assets	$106,135	$87,765
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$40,775	$35,087
Unsecured debt (Note 7)	38,263	29,476
Deferred income	3,066	2,355
Related party payables (Note 3)	253	320
Other liabilities	2,449	2,141
Liabilities held for sale (Note 2)	10,858	9,693
Total liabilities	95,664	79,072
Commitments and contingencies (Note 10)
Shareholders' equity
Common stock, $0.0001 par value per share, 10,000,000 shares authorized and 5,050,000 shares issued (Note 11)	—	—
Preferred stock, $0.01 par value per share, 250,000,000 shares authorized and 1,000,000 shares issued (Note 11)	—	—
Additional paid-in capital	7,514	6,505
Accumulated other comprehensive loss (Note 14)	(935)	(1,238)
Retained earnings	3,892	3,426
Total shareholders' equity	10,471	8,693
Total liabilities and shareholders' equity	$106,135	$87,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Finance charge income	$837	$721	$2,401	$2,110
Leased vehicle income	2,244	1,582	6,282	4,144
Other income	80	57	216	175
Total revenue	3,161	2,360	8,899	6,429
Costs and expenses
Salaries and benefits	224	195	621	536
Other operating expenses	122	132	388	360
Total operating expenses	346	327	1,009	896
Leased vehicle expenses	1,670	1,197	4,648	3,148
Provision for loan losses	204	167	573	501
Interest expense	672	511	1,903	1,393
Total costs and expenses	2,892	2,202	8,133	5,938
Equity income (Note 6)	41	36	129	109
Income from continuing operations before income taxes	310	194	895	600
Income tax provision (Note 12)	124	60	260	185
Income from continuing operations	186	134	635	415
Income (loss) from discontinued operations, net of tax (Note 2)	16	13	(169)	85
Net income	$202	$147	$466	$500

Net income attributable to common shareholder	$200	$147	$464	$500

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$202	$147	$466	$500
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedges, net of income tax benefit of $2, $1, $10 and $3	(3)	(1)	(14)	(5)
Defined benefit plans, net of income tax	—	—	(1)	—
Foreign currency translation adjustment, net of income tax expense of $21, $0, $30 and $0	120	(10)	318	60
Other comprehensive income (loss), net of tax	117	(11)	303	55
Comprehensive income	$319	$136	$769	$555

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities - continuing operations	$4,795	$3,566
Net cash provided by operating activities - discontinued operations	243	290
Net cash provided by operating activities	5,038	3,856
Cash flows from investing activities
Purchases of retail finance receivables, net	(15,267)	(10,408)
Principal collections and recoveries on retail finance receivables	9,410	7,368
Net funding of commercial finance receivables	(1,557)	(1,145)
Purchases of leased vehicles, net	(14,809)	(14,939)
Proceeds from termination of leased vehicles	4,649	1,799
Other investing activities	(65)	(59)
Net cash used in investing activities - continuing operations	(17,639)	(17,384)
Net cash used in investing activities - discontinued operations	(468)	(949)
Net cash used in investing activities	(18,107)	(18,333)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	(305)	(301)
Borrowings and issuance of secured debt	26,731	18,420
Payments on secured debt	(20,905)	(12,525)
Borrowings and issuance of unsecured debt	12,626	10,358
Payments on unsecured debt	(4,375)	(2,345)
Debt issuance costs	(131)	(112)
Proceeds from issuance of preferred stock	985	—
Net cash provided by financing activities - continuing operations	14,626	13,495
Net cash provided by financing activities - discontinued operations	63	601
Net cash provided by financing activities	14,689	14,096
Net increase (decrease) in cash, cash equivalents and restricted cash	1,620	(381)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	112	22
Cash, cash equivalents and restricted cash at beginning of period	5,302	5,002
Cash, cash equivalents and restricted cash at end of period	$7,034	$4,643
Cash, cash equivalents and restricted cash from continuing operations at end of period	$6,469	$3,918
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$565	$725
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2017
Cash and cash equivalents	$3,976
Restricted cash included in other assets	2,493
Total	$6,469
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
The condensed consolidated financial statements at September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year.
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), which simplifies the application of hedge accounting and more closely aligns hedge accounting with companies' risk management strategies thereby making more hedging strategies eligible for hedge accounting. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. ASU 2017-12 requires a cumulative-effect adjustment for certain items upon adoption. We are currently evaluating the impact the adoption of ASU 2017-12 will have on our consolidated financial statements.
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
Note 2. Discontinued Operations
On March 5, 2017, General Motors Holdings LLC, a wholly-owned subsidiary of GM and our parent, entered into a Master Agreement (the Agreement) with Peugeot S.A. Pursuant to the Agreement, Peugeot S.A. acquired on July 31, 2017 GM’s Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) and will acquire, together with a financial partner, certain of our European financial subsidiaries and branches (collectively, our European Operations and, together with Opel/Vauxhall Business, GM's European Business). The transfer of our European Operations is expected to close by the end of the year subject to the receipt of the necessary regulatory approvals and satisfaction of other closing conditions.
The net consideration to be paid for our European Operations will be 0.8 times their book value at closing. Based on exchange rates at September 30, 2017, we estimate the net consideration will be approximately $1.1 billion, and we currently expect to recognize a disposal loss of approximately $500 million, subject to foreign currency fluctuations, which have had a favorable impact on the estimated loss. The purchase price is subject to certain adjustments as provided in the Agreement. During the nine months ended September 30, 2017, we recognized a portion of the disposal loss in accordance with ASC 360 - "Property, Plant and Equipment." We expect to recognize the remainder of the disposal loss at the closing of the transaction.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the assets and liabilities held for sale:

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$242	$386
Finance receivables, net	11,303	9,715
Related party receivables	—	163
Other assets	549	687
Total assets held for sale	$12,094	$10,951
LIABILITIES
Secured debt	$4,872	$4,183
Unsecured debt	5,469	5,130
Related party payables	—	80
Other liabilities	517	300
Total liabilities held for sale	$10,858	$9,693
The following table summarizes the results of operations for the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$148	$138	$422	$436
Interest expense	24	30	70	112
Other expenses	75	74	231	205
Total costs and expenses	99	104	301	317
Income from discontinued operations before income taxes	49	34	121	119
Loss on sale of discontinued operations before income taxes	38	—	374	—
Income (loss) from discontinued operations before income taxes	11	34	(253)	119
Income tax (benefit) provision	(5)	21	(84)	34
Income (loss) from discontinued operations, net of tax	$16	$13	$(169)	$85
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days. The following tables present related party transactions:

Balance Sheet Data	September 30, 2017	December 31, 2016
Commercial finance receivables, net due from dealers consolidated by GM(a)	$349	$347
Direct-financing lease receivables from Maven(a)	$96	$—
Subvention receivable(b)	$338	$347
Commercial loan funding payable(c)	$251	$320

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2017	2016	2017	2016
Interest subvention earned on retail finance receivables(d)	$115	$90	$319	$245
Interest subvention earned on commercial finance receivables(d)	$14	$13	$42	$35
Leased vehicle subvention earned(e)	$786	$591	$2,246	$1,588
_________________

(a)	Included in finance receivables, net.

(b)
Included in related party receivables. We received subvention payments from GM of $1.1 billion and $1.0 billion for the three months ended September 30, 2017 and 2016, and $3.3 billion and $3.2 billion for the nine months ended September 30, 2017 and 2016.

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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding and that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower of up to $4.0 billion under GM’s corporate revolving credit facilities. We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. GM also agreed to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility).
We are included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At September 30, 2017 and December 31, 2016, there are no related party taxes payable to GM due to our taxable loss position.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Finance Receivables

	September 30, 2017	December 31, 2016
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$30,147	$24,480
Retail finance receivables, individually evaluated for impairment, net of fees	2,170	1,920
Total retail finance receivables, net of fees(a)	32,317	26,400
Less: allowance for loan losses - collective	(571)	(489)
Less: allowance for loan losses - specific	(328)	(276)
Total retail finance receivables, net	31,418	25,635
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	9,468	7,853
Commercial finance receivables, individually evaluated for impairment, net of fees	27	27
Total commercial finance receivables, net of fees	9,495	7,880
Less: allowance for loan losses - collective	(46)	(36)
Less: allowance for loan losses - specific	(3)	(4)
Total commercial finance receivables, net	9,446	7,840
Total finance receivables, net	$40,864	$33,475
Fair value of finance receivables	$40,957	$33,528
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $282 million and $178 million at September 30, 2017 and December 31, 2016.
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

Retail Finance Receivables	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allowance for retail loan losses beginning balance	$844	$790	$765	$713
Provision for loan losses	204	164	563	497
Charge-offs	(286)	(284)	(856)	(826)
Recoveries	135	128	420	403
Foreign currency translation	2	(2)	7	9
Allowance for retail loan losses ending balance	$899	$796	$899	$796

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or its equivalent), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. In North America, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables in North America is as follows:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$12,332	45.7%	$7,923	36.4%
Near-prime - FICO Score 620 to 679	4,194	15.6	3,468	15.9
Sub-prime - FICO Score less than 620	10,443	38.7	10,395	47.7
Balance at end of period	$26,969	100.0%	$21,786	100.0%
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

	September 30, 2017		September 30, 2016
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,176	3.6%	$1,112	4.4%
Greater than 60 days	521	1.6	491	1.9
Total finance receivables more than 30 days delinquent	1,697	5.2	1,603	6.3
In repossession	55	0.2	57	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,752	5.4%	$1,660	6.5%
At September 30, 2017 and December 31, 2016, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $797 million and $798 million.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	September 30, 2017	December 31, 2016
Outstanding recorded investment	$2,170	$1,920
Less: allowance for loan losses	(328)	(276)
Outstanding recorded investment, net of allowance	$1,842	$1,644
Unpaid principal balance	$2,210	$1,967
Additional information about loans classified as TDRs is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average outstanding recorded investment	$2,091	$1,785	$2,045	$1,725
Finance charge income recognized	$56	$55	$173	$156
Number of loans classified as TDRs during the period	23,015	18,548	56,853	49,327
Recorded investment of loans classified as TDRs during the period	$407	$315	$997	$846
The unpaid principal balance, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three and nine months ended September 30, 2017 and 2016.
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

			September 30, 2017		December 31, 2016
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,547	16.3%	$1,389	17.6%
Group II	-	Dealers with strong financial metrics	3,565	37.5	2,661	33.8
Group III	-	Dealers with fair financial metrics	3,112	32.8	2,775	35.2
Group IV	-	Dealers with weak financial metrics	931	9.8	631	8.0
Group V	-	Dealers warranting special mention due to elevated risks	238	2.5	334	4.2
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	102	1.1	90	1.2
Balance at end of period			$9,495	100.0%	$7,880	100.0%
At September 30, 2017 and December 31, 2016, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2017 and 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Leased Vehicles

	September 30, 2017	December 31, 2016
Leased vehicles	$60,112	$48,340
Manufacturer subvention	(9,265)	(7,686)
	50,847	40,654
Less: accumulated depreciation	(9,072)	(6,312)
Leased vehicles, net	$41,775	$34,342
The following table summarizes minimum rental payments due to us as lessor under operating leases:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Minimum rental payments under operating leases	$1,800	$6,256	$3,861	$1,182	$110
Note 6. Equity in Net Assets of Non-consolidated Affiliate
We use the equity method to account for our equity interest in SAIC-GMAC, a joint venture that conducts auto finance operations in China. The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data(a)	2017	2016	2017	2016
Finance charge income	$261	$229	$775	$700
Provision for loan losses	$2	$7	$(9)	$21
Interest expense	$83	$65	$241	$192
Income before income taxes	$157	$137	$490	$411
Net income	$118	$103	$368	$308
 _________________

(a)	This data represents that of the entire entity and not our 35% proportionate share.
There were no dividends received from SAIC-GMAC during the nine months ended September 30, 2017. We received dividends from SAIC-GMAC of $129 million during the nine months ended September 30, 2016. At September 30, 2017 and December 31, 2016 we had undistributed earnings of $271 million and $142 million related to SAIC-GMAC.
Note 7. Debt

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$4,751	$4,769	$8,503	$8,498
Securitization notes payable	36,024	36,120	26,584	26,664
Total secured debt	40,775	40,889	35,087	35,162
Unsecured debt
Senior notes	34,794	35,927	26,737	27,304
Credit facilities	2,162	2,174	1,961	1,961
Other unsecured debt	1,307	1,310	778	780
Total unsecured debt	38,263	39,411	29,476	30,045
Total secured and unsecured debt	$79,038	$80,300	$64,563	$65,207
Fair value utilizing Level 2 inputs		$78,293		$62,951
Fair value utilizing Level 3 inputs		$2,007		$2,256

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
During the nine months ended September 30, 2017, we entered into new credit facilities or renewed credit facilities with a total net additional borrowing capacity of $1.7 billion, and we issued $18.8 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.09% and legal final maturity dates ranging from 2019 to 2025.
Unsecured Debt During the nine months ended September 30, 2017, we issued $10.6 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.87% and maturity dates ranging from 2019 to 2027.
All of these notes are guaranteed by AmeriCredit Financial Services, Inc. (AFSI), our primary U.S. operating subsidiary, and $407 million in senior notes issued by subsidiaries in Canada and Mexico are also guaranteed by General Motors Financial Company, Inc.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At September 30, 2017, we were in compliance with our debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2017	December 31, 2016
Restricted cash(a)	$2,291	$1,780
Finance receivables, net of fees	$26,451	$24,644
Lease related assets	$23,751	$19,341
Secured debt	$40,188	$34,185
_______________
(a) Included in other assets in the condensed consolidated balance sheets.
These amounts are related to securitization and credit facilities held by consolidated VIEs. Our continuing involvement with these VIEs consists of servicing assets held by the entities and holding residual interests in the entities. We have determined that we are the primary beneficiary of each VIE because we hold both (i) the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb losses from and the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We are not required, and do not currently intend, to provide any additional financial support to these VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities operations and cannot be used to satisfy our or our other subsidiaries' obligations.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Derivative Financial Instruments and Hedging Activities

		September 30, 2017		December 31, 2016
	Level	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges
Assets
Fair value hedges
Interest rate swaps	2	$3,500	$20	$—	$—
Cash flow hedges
Interest rate swaps	2,3	2,561	12	3,070	12
Foreign currency swaps	2	1,356	60	—	—
Total assets(a)		$7,417	$92	$3,070	$12
Liabilities
Fair value hedges
Interest rate swaps	2	$7,860	$260	$7,700	$276
Cash flow hedges
Interest rate swaps	2,3	—	—	500	1
Foreign currency swaps	2	—	—	791	33
Total liabilities(b)		$7,860	$260	$8,991	$310
Derivatives not designated as hedges
Assets
Interest rate swaps	2,3	$33,218	$123	$7,959	$54
Interest rate caps and floors	2	16,810	43	9,698	26
Foreign currency swaps	2	1,182	85	—	—
Total assets(a)		$51,210	$251	$17,657	$80
Liabilities
Interest rate swaps	2,3	$12,823	$59	$6,170	$28
Interest rate caps and floors	2	18,467	43	12,146	26
Foreign currency swaps	2	—	—	—	—
Total liabilities(b)		$31,290	$102	$18,316	$54
 _________________

(a)	Derivative assets are included in other assets in the condensed consolidated balance sheets.

(b)
Derivative liabilities are included in other liabilities in the condensed consolidated balance sheets. Amounts accrued for interest payments in a net receivable position are included in other assets in the condensed consolidated balance sheets.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. The fair value for Level 3 instruments was derived using the income approach based on a discounted cash flow model, in which expected cash flows are discounted using current risk-adjusted rates. The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for the three and nine months ended September 30, 2017 and 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Income (Losses) Recognized In Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value hedges
Interest rate contracts(a)(b)	$9	$6	$38	$26
Cash flow hedges
Interest rate contracts(a)	2	(1)	1	(2)
Foreign currency contracts(c)	44	(1)	99	(1)
Derivatives not designated as hedges
Interest rate contracts(a)	16	4	7	7
Foreign currency contracts(c)(d)	37	—	72	—
Total	$108	$8	$217	$30
_________________

(a)	Recognized in earnings as interest expense.

(b)	Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts offset by the change in fair value of hedged debt attributable to the hedged risk.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flow hedges
Interest rate contracts	$—	$2	$1	$(2)
Foreign currency contracts	24	—	45	—
Total	$24	$2	$46	$(2)

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Loss Into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flow hedges
Interest rate contracts	$(1)	$1	$—	$1
Foreign currency contracts	(26)	(4)	(60)	(4)
Total	$(27)	$(3)	$(60)	$(3)

Note 10. Commitments and Contingencies
Guarantees of Indebtedness The payments of principal and interest on senior notes issued by our top-tier holding company, our primary Canadian operating subsidiary and a European subsidiary are guaranteed by our primary U.S. operating subsidiary, AFSI. At September 30, 2017 and December 31, 2016, the par value of these senior notes was $37.3 billion and $29.0 billion. Refer to Note 16 - "Guarantor Condensed Consolidating Financial Statements" for further discussion.
Legal Proceedings As a finance company, we are subject to various customer claims and litigation seeking damages and statutory penalties based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by customers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. At September 30, 2017, we estimate our reasonably possible legal exposure for unfavorable outcomes is up to $73 million excluding $38 million related to the discontinued operations. We have accrued $24 million excluding $10 million related to the discontinued operations.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $18 million excluding $18 million related to the discontinued operations.
Note 11. Shareholders' Equity
On September 1, 2017, we executed a 10,000 to 1 stock split of each share of our previously authorized common stock, par value $1.00 per share. Each outstanding share was deemed automatically converted into 10,000 shares of common stock, par value $0.0001 per share.
In September 2017, we issued 1,000,000 shares, par value $0.01 per share, of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A, at a liquidation preference $1,000 per share, for net proceeds of $985 million.
For the first 10 years after issuance, holders of the preferred stock will be entitled to receive cash dividend payments at an annual rate of 5.750%, payable semi-annually in arrears on March 30 and September 30 of each year beginning on March 30, 2018. After 10 years, holders of the preferred stock will be entitled to receive cash dividend payments at a floating rate equal to the then applicable three-month U.S. dollar LIBOR plus a spread of 3.598% per annum, payable quarterly in arrears, on March 30, June 30, September 30 and December 30 of each year. Dividends on the preferred stock are cumulative whether or not we have earnings, whether or not there are funds legally available for the payment of the dividends and whether or not the dividends are authorized or declared.
The preferred stock does not have a maturity date. We may, at our option, redeem the shares of preferred stock, in whole or in part, at any time on or after September 30, 2027, at a price of $1,000 per share of preferred stock plus all accumulated and unpaid dividends.
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
During the three and nine months ended September 30, 2017, income tax expense of $124 million and $260 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. During the three and nine months ended September 30, 2016, income tax expense of $60 million and $185 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.
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

	Three Months Ended September 30, 2017
	North America	International	Total
Total revenue	$2,868	$293	$3,161
Operating expenses	265	81	346
Leased vehicle expenses	1,662	8	1,670
Provision for loan losses	177	27	204
Interest expense	536	136	672
Equity income	—	41	41
Income from continuing operations before income taxes	$228	$82	$310

	Three Months Ended September 30, 2016
	North America	International	Total
Total revenue	$2,092	$268	$2,360
Operating expenses	240	87	327
Leased vehicle expenses	1,194	3	1,197
Provision for loan losses	147	20	167
Interest expense	383	128	511
Equity income	—	36	36
Income from continuing operations before income taxes	$128	$66	$194

	Nine Months Ended September 30, 2017
	North America	International	Total
Total revenue	$8,042	$857	$8,899
Operating expenses	766	243	1,009
Leased vehicle expenses	4,631	17	4,648
Provision for loan losses	497	76	573
Interest expense	1,488	415	1,903
Equity income	—	129	129
Income from continuing operations before income taxes	$660	$235	$895

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2016
	North America	International	Total
Total revenue	$5,666	$763	$6,429
Operating expenses	656	240	896
Leased vehicle expenses	3,143	5	3,148
Provision for loan losses	449	52	501
Interest expense	1,025	368	1,393
Equity income	—	109	109
Income from continuing operations before income taxes	$393	$207	$600

	September 30, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Finance receivables, net	$34,225	$6,639	$40,864	$27,617	$5,858	$33,475
Leased vehicles, net	$41,657	$118	$41,775	$34,284	$58	$34,342
Total assets(a)	$84,971	$21,164	$106,135	$68,656	$19,109	$87,765
________________
(a) International Segment includes assets held for sale of $12.1 billion and $11.0 billion at September 30, 2017 and December 31, 2016.
Note 14. Accumulated Other Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized gain (loss) on cash flow hedges
Beginning balance	$6	$(4)	$17	$—
Change in value of cash flow hedges, net of tax	(3)	(1)	(14)	(5)
Ending balance	3	(5)	3	(5)
Defined benefit plans
Beginning balance	(21)	(13)	(20)	(13)
Unrealized gain (loss) on subsidiary pension, net of tax	—	—	(1)	—
Ending balance	(21)	(13)	(21)	(13)
Foreign currency translation adjustment
Beginning balance	(1,037)	(1,021)	(1,235)	(1,091)
Translation gain (loss), net of tax	120	(10)	318	60
Ending balance	(917)	(1,031)	(917)	(1,031)
Total accumulated other comprehensive loss	$(935)	$(1,049)	$(935)	$(1,049)
Note 15. Regulatory Capital and other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported.
Total assets of our regulated international banks and finance companies were approximately $7.6 billion and $6.9 billion at September 30, 2017 and December 31, 2016.

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
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016 (after the elimination of intercompany balances and transactions).
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,546	$430	$—	$3,976
Finance receivables, net	—	10,097	30,767	—	40,864
Leased vehicles, net	—	—	41,775	—	41,775
Goodwill	1,095	—	106	—	1,201
Equity in net assets of non-consolidated affiliate	—	—	1,119	—	1,119
Related party receivables	—	38	301	—	339
Other assets	855	1,230	3,933	(1,251)	4,767
Assets held for sale	—	—	12,095	(1)	12,094
Due from affiliates	32,762	19,467	—	(52,229)	—
Investment in affiliates	10,177	5,610	—	(15,787)	—
Total assets	$44,889	$39,988	$90,526	$(69,268)	$106,135
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt	$—	$—	$41,177	$(402)	$40,775
Unsecured debt	34,047	—	4,216	—	38,263
Deferred income	—	—	3,066	—	3,066
Related party payables	2	—	251	—	253
Other liabilities	369	772	2,157	(849)	2,449
Liabilities held for sale	—	—	10,864	(6)	10,858
Due to affiliates	—	32,576	19,648	(52,224)	—
Total liabilities	34,418	33,348	81,379	(53,481)	95,664
Shareholders' equity
Common stock	—	—	698	(698)	—
Preferred stock	—	—	—	—	—
Additional paid-in capital	7,514	79	3,450	(3,529)	7,514
Accumulated other comprehensive loss	(935)	(107)	(874)	981	(935)
Retained earnings	3,892	6,668	5,873	(12,541)	3,892
Total shareholders' equity	10,471	6,640	9,147	(15,787)	10,471
Total liabilities and shareholders' equity	$44,889	$39,988	$90,526	$(69,268)	$106,135

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$146	$691	$—	$837
Leased vehicle income	—	—	2,244	—	2,244
Other income	—	306	—	(226)	80
Total revenue	—	452	2,935	(226)	3,161
Costs and expenses
Salaries and benefits	—	182	42	—	224
Other operating expenses	94	(48)	203	(127)	122
Total operating expenses	94	134	245	(127)	346
Leased vehicle expenses	—	—	1,670	—	1,670
Provision for loan losses	—	196	8	—	204
Interest expense	301	1	469	(99)	672
Total costs and expenses	395	331	2,392	(226)	2,892
Equity income	461	306	41	(767)	41
Income from continuing operations before income taxes	66	427	584	(767)	310
Income tax (benefit) provision	(136)	40	220	—	124
Income from continuing operations	202	387	364	(767)	186
Income (loss) from discontinued operations, net of tax	—	(6)	22	—	16
Net income	202	381	386	(767)	202

Net income attributable to common shareholder	$200	$381	$386	$(767)	$200

Comprehensive income	$319	$411	$525	$(936)	$319

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$127	$594	$—	$721
Leased vehicle income	—	—	1,582	—	1,582
Other income	—	213	15	(171)	57
Total revenue	—	340	2,191	(171)	2,360
Costs and expenses
Salaries and benefits	—	157	38	—	195
Other operating expenses	6	54	173	(101)	132
Total operating expenses	6	211	211	(101)	327
Leased vehicle expenses	—	—	1,197	—	1,197
Provision for loan losses	—	102	65	—	167
Interest expense	171	54	356	(70)	511
Total costs and expenses	177	367	1,829	(171)	2,202
Equity income	267	202	36	(469)	36
Income from continuing operations before income taxes	90	175	398	(469)	194
Income tax (benefit) provision	(72)	(17)	149	—	60
Income from continuing operations	162	192	249	(469)	134
(Loss) income from discontinued operations, net of tax	(15)	—	28	—	13
Net income	$147	$192	$277	$(469)	$147

Comprehensive income	$136	$183	$270	$(453)	$136

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$375	$2,026	$—	$2,401
Leased vehicle income	—	—	6,282	—	6,282
Other income	—	870	(15)	(639)	216
Total revenue	—	1,245	8,293	(639)	8,899
Costs and expenses
Salaries and benefits	—	504	117	—	621
Other operating expenses	200	(43)	587	(356)	388
Total operating expenses	200	461	704	(356)	1,009
Leased vehicle expenses	—	—	4,648	—	4,648
Provision for loan losses	—	356	217	—	573
Interest expense	883	(28)	1,331	(283)	1,903
Total costs and expenses	1,083	789	6,900	(639)	8,133
Equity income	1,051	797	129	(1,848)	129
(Loss) income from continuing operations before income taxes	(32)	1,253	1,522	(1,848)	895
Income tax (benefit) provision	(498)	199	559	—	260
Income from continuing operations	466	1,054	963	(1,848)	635
Income (loss) from discontinued operations, net of tax	—	(13)	(156)	—	(169)
Net income	466	1,041	807	(1,848)	466

Net income attributable to common shareholder	$464	$1,041	$807	$(1,848)	$464

Comprehensive income	$769	$1,095	$1,156	$(2,251)	$769

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$344	$1,766	$—	$2,110
Leased vehicle income	—	—	4,144	—	4,144
Other income	(1)	628	28	(480)	175
Total revenue	(1)	972	5,938	(480)	6,429
Costs and expenses
Salaries and benefits	—	432	104	—	536
Other operating expenses	2	175	475	(292)	360
Total operating expenses	2	607	579	(292)	896
Leased vehicle expenses	—	—	3,148	—	3,148
Provision for loan losses	—	282	219	—	501
Interest expense	612	(67)	1,036	(188)	1,393
Total costs and expenses	614	822	4,982	(480)	5,938
Equity income	858	538	109	(1,396)	109
Income from continuing operations before income taxes	243	688	1,065	(1,396)	600
Income tax (benefit) provision	(272)	63	394	—	185
Income from continuing operations	515	625	671	(1,396)	415
(Loss) income from discontinued operations, net of tax	(15)	—	100	—	85
Net income	$500	$625	$771	$(1,396)	$500

Comprehensive income	$555	$653	$837	$(1,490)	$555

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities - continuing operations	$(690)	$616	$4,869	$—	$4,795
Net cash provided by (used in) operating activities - discontinued operations	26	(24)	241	—	243
Net cash (used in) provided by operating activities	(664)	592	5,110	—	5,038
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(15,709)	(11,312)	11,754	(15,267)
Principal collections and recoveries on retail finance receivables	—	1,875	7,535	—	9,410
Proceeds from transfer of retail finance receivables, net	—	8,787	2,967	(11,754)	—
Net funding of commercial finance receivables	—	(429)	(1,128)	—	(1,557)
Purchases of leased vehicles, net	—	—	(14,809)	—	(14,809)
Proceeds from termination of leased vehicles	—	—	4,649	—	4,649
Other investing activities	—	(288)	(10)	233	(65)
Net change in due from affiliates	(8,213)	(3,397)	—	11,610	—
Net change in investment in affiliates	54	1,686	—	(1,740)	—
Net cash used in investing activities - continuing operations	(8,159)	(7,475)	(12,108)	10,103	(17,639)
Net cash provided by (used in) investing activities - discontinued operations	131	—	(599)	—	(468)
Net cash used in investing activities	(8,028)	(7,475)	(12,707)	10,103	(18,107)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	66	—	(371)	—	(305)
Borrowings and issuance of secured debt	—	—	26,964	(233)	26,731
Payments on secured debt	—	—	(20,905)	—	(20,905)
Borrowings and issuance of unsecured debt	10,133	—	2,493	—	12,626
Payments on unsecured debt	(2,450)	—	(1,925)	—	(4,375)
Debt issuance costs	(42)	—	(89)	—	(131)
Proceeds from issuance of preferred stock	985	—	—	—	985
Net capital contributions	—	—	(1,740)	1,740	—
Net change in due to affiliates	—	8,145	3,465	(11,610)	—
Net cash provided by financing activities - continuing operations	8,692	8,145	7,892	(10,103)	14,626
Net cash provided by financing activities - discontinued operations	—	—	63	—	63
Net cash provided by financing activities	8,692	8,145	7,955	(10,103)	14,689
Net increase in cash, cash equivalents and restricted cash	—	1,262	358	—	1,620
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	112	—	112
Cash, cash equivalents and restricted cash at beginning of period	—	2,284	3,018	—	5,302
Cash, cash equivalents and restricted cash at end of period	$—	$3,546	$3,488	$—	$7,034
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$3,546	$2,923	$—	$6,469
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$565	$—	$565
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,546	$430	$—	$3,976
Restricted cash included in other assets	—	—	2,493	—	2,493
Total	$—	$3,546	$2,923	$—	$6,469

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities - continuing operations	$(454)	$(389)	$4,409	$—	$3,566
Net cash provided by operating activities - discontinued operations	(15)	10	295	—	290
Net cash (used in) provided by operating activities	(469)	(379)	4,704	—	3,856
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(12,676)	(10,047)	12,315	(10,408)
Principal collections and recoveries on retail finance receivables	—	1,274	6,094	—	7,368
Proceeds from transfer of retail finance receivables, net	—	8,232	4,083	(12,315)	—
Net funding of commercial finance receivables	—	(335)	(810)	—	(1,145)
Purchases of leased vehicles, net	—	—	(14,939)	—	(14,939)
Proceeds from termination of leased vehicles	—	—	1,799	—	1,799
Other investing activities	—	(219)	(9)	169	(59)
Net change in due from affiliates	(7,506)	(6,621)	—	14,127	—
Net change in investment in affiliates	24	2,473	—	(2,497)	—
Net cash used in investing activities - continuing operations	(7,482)	(7,872)	(13,829)	11,799	(17,384)
Net cash used in investing activities - discontinued operations	—	—	(949)	—	(949)
Net cash used in investing activities	(7,482)	(7,872)	(14,778)	11,799	(18,333)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	1	—	(302)	—	(301)
Borrowings and issuance of secured debt	—	—	18,589	(169)	18,420
Payments on secured debt	—	—	(12,525)	—	(12,525)
Borrowings and issuance of unsecured debt	8,987	—	1,371	—	10,358
Payments on unsecured debt	(1,000)	—	(1,345)	—	(2,345)
Debt issuance costs	(37)	—	(75)	—	(112)
Net capital contributions	—	—	(2,497)	2,497	—
Net change in due to affiliates	—	7,643	6,484	(14,127)	—
Net cash provided by financing activities - continuing operations	7,951	7,643	9,700	(11,799)	13,495
Net cash provided by financing activities - discontinued operations	—	—	601	—	601
Net cash provided by financing activities	7,951	7,643	10,301	(11,799)	14,096
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(608)	227	—	(381)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	22	—	22
Cash, cash equivalents and restricted cash at beginning of period	—	2,319	2,683	—	5,002
Cash, cash equivalents and restricted cash at end of period	$—	$1,711	$2,932	$—	$4,643
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$1,711	$2,207	$—	$3,918
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$725	$—	$725

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
Our international retail lending and leasing programs focus on financing new GM vehicles and select used vehicles. We also offer finance and/or car-related insurance products through third parties, such as payment protection, gap, extended warranty and motor insurance.
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

	Nine Months Ended September 30,
	2017		2016
	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$24,082	74.2%	$19,330	69.6%
Near-prime - FICO Score 620 to 679	3,783	11.7	3,606	13.0
Sub-prime - FICO Score less than 620	4,577	14.1	4,829	17.4
Total originations	$32,442	100.0%	$27,765	100.0%
The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating leases originated(a)	174	161	530	518
Operating leases terminated(b)	98	36	242	94
Operating lease vehicles returned(c)	68	17	163	44
Return rate(d)	69%	47%	67%	47%
________________

(a)	Operating leases originated represents the number of operating leases we purchase during a given period.

(b)	Operating leases terminated represents the number of vehicles for which the lease has ended during a given period.

(c)	Operating lease vehicles returned represents the number of vehicles returned to us for remarketing at the end of the lease term.

(d)	Return rates are calculated as the number of operating leases returned divided by the number of operating leases terminated.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Operating leases terminated and operating lease vehicles returned increased due to the growth and maturity of the leased asset portfolio. Due to the current age and size of our lease portfolio, the current return rate is lower than we expect it to be in future periods as our lease portfolio grows and matures.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2017			December 31, 2016
	Residual Value	Units	Unit Percentage	Residual Value	Units	Unit Percentage
Cars	$5,968	460	28.6%	$5,240	420	31.7%
Trucks	6,722	276	17.1	5,231	224	16.9
CUVs	13,107	782	48.5	10,349	604	45.7
SUVs	3,456	93	5.8	2,791	75	5.7
Total	$29,253	1,611	100.0%	$23,611	1,323	100.0%
Based on recent pricing trends for used vehicles in the secondary market, which have remained more favorable than previously expected, as well as the temporary impact from Hurricanes Harvey and Irma, we now expect used car prices to decline less than 7% during 2017 compared to 2016. We continue to expect an increased supply of used vehicles to pressure used car prices in 2018.
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
Peugeot S.A. Transaction On March 5, 2017, General Motors Holdings LLC, a wholly-owned subsidiary of GM and our parent, entered into a Master Agreement (the Agreement) with Peugeot S.A. Pursuant to the Agreement, Peugeot S.A. acquired on July 31, 2017 GM’s Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) and will acquire, together with a financial partner, certain of our European financial subsidiaries and branches (collectively, our European Operations and, together with Opel/Vauxhall Business, GM's European Business), as described in Note 2 - "Discontinued Operations" to our condensed consolidated financial statements.
The net consideration to be paid for our European Operations will be 0.8 times their book value at closing. Based on exchange rates at September 30, 2017, we estimate the net consideration will be approximately $1.1 billion, and we currently expect to recognize a disposal loss of approximately $500 million, subject to foreign currency fluctuations, which have had a favorable impact on the estimated loss. The purchase price is subject to certain adjustments as provided in the Agreement. During the nine months ended September 30, 2017, we recognized a portion of the disposal loss, in accordance with ASC 360 - "Property, Plant and Equipment." We expect to recognize the remainder of the disposal loss at the closing of the transaction.
At and during the nine months ended September 30, 2017, the assets and liabilities of our European Operations have been presented as held for sale and its operations and cash flows have been presented as discontinued operations based on the progress towards satisfying the various closing conditions necessary to complete the transaction. The transfer of our European Operations is expected to close by the end of the year subject to the receipt of the remaining necessary regulatory approvals and satisfaction of other closing conditions. Refer to Note 2 - "Discontinued Operations" to our condensed consolidated financial statements for more information related to the assets and liabilities held for sale and discontinued operations of our European Operations.
Our principal focus is on expanding our business in the U.S. to reach full captive penetration levels; therefore, we do not expect that the sale of our European Operations will have a material adverse effect on our consolidated results of operations, financial condition, liquidity or financing strategies, including the mix of secured and unsecured debt issuances. We also do not expect that the sale of our European Operations will result in a material increase in our ratio of total debt to total equity or our earning assets leverage ratio as calculated under our Support Agreement with GM. Due to the size of the prime retail loan portfolio held by our European Operations, we expect that, for a period of time following the sale, leased vehicles will make up a greater

GENERAL MOTORS FINANCIAL COMPANY, INC.

percentage of our earning assets than they have historically. As our U.S. operations increase purchases of prime retail loans, we expect that our earning asset mix will return to more recent historical levels. We will distribute 50% of the sales proceeds to GM as a special dividend shortly following the completion of the sale.
We continue to expect pre-tax income to double from 2014 earnings of $815 million once full captive penetration levels are achieved on a consistent basis.
Results of Operations
In our tabular presentation of the changes in results between financial periods, we provide the following information:  (i) the amount of change excluding the impact of foreign currency translation (FX); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation is derived by translating current year results at the average of prior year exchange rates, and is driven by the change in the U.S. Dollar against the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact. Average balances are calculated using daily balances, where available. Otherwise average balances are calculated using monthly balances.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Average Earning Assets	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Average retail finance receivables	$31,796	$24,740	$6,905	$151	$7,056	28.5%
Average commercial finance receivables	9,617	6,161	3,397	59	3,456	56.1%
Average finance receivables	41,413	30,901	10,302	210	10,512	34.0%
Average leased vehicles, net	40,789	29,971	10,736	82	10,818	36.1%
Average earning assets	$82,202	$60,872	$21,038	$292	$21,330	35.0%

Retail finance receivables purchased	$4,686	$4,159	$495	$32	$527	12.7%
Leased vehicles purchased	$6,557	$6,129	$411	$17	$428	7.0%
Average finance receivables increased as a result of the continued increase of our share of GM's business in the U.S. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM.

Revenue	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$724	$655	$61	$8	$69	10.5%
Commercial finance receivables	$113	$66	$46	$1	$47	71.2%
Leased vehicle income	$2,244	$1,582	$655	$7	$662	41.8%
Other income	$80	$57	$21	$2	$23	40.4%
Equity income	$41	$36	$5	$—	$5	13.9%
Effective yield - retail finance receivables	9.0%	10.5%
Effective yield - commercial finance receivables	4.7%	4.3%
Finance charge income on retail finance receivables increased due to growth in the portfolio, substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations in the U.S. to 5.2% for the three months ended September 30, 2017 from 6.2% for the three months ended September 30, 2016, as we have increased our lending to borrowers with prime credit. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Finance charge income on commercial finance receivables increased due to growth in the portfolio, and due to an increase in the effective yield resulting from rising benchmark interest rates.
The increase in leased vehicle income reflects the growth of the leased asset portfolio.
Equity income in our China joint venture increased due primarily to growth in asset levels driven by increased retail penetration.

Costs and Expenses	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Operating expenses	$346	$327	$18	$1	$19	5.8%
Leased vehicle expenses	$1,670	$1,197	$469	$4	$473	39.5%
Provision for loan losses	$204	$167	$36	$1	$37	22.2%
Interest expense	$672	$511	$157	$4	$161	31.5%
Average debt outstanding	$78,953	$56,902	$21,823	$228	$22,051	38.8%
Effective rate of interest on debt	3.4%	3.6%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.7% from 2.1% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan Losses The provision for retail loan losses increased due primarily to the growth of the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 2.5% for the three months ended September 30, 2017 from 2.6% for the three months ended September 30, 2016, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans. The provision for commercial loan losses was insignificant for the three months ended September 30, 2017 and 2016.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios.
Taxes Our consolidated effective income tax rate was 46.1% and 38.0% of income before income taxes and equity income for the three months ended September 30, 2017 and 2016. The increase in the effective income tax rate is due primarily to differences in U.S. taxation of foreign earnings and a decrease in certain U.S. federal tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $120 million and $(10) million for the three months ended September 30, 2017 and 2016. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Average Earning Assets	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Average retail finance receivables	$29,918	$23,728	$6,030	$160	$6,190	26.1%
Average commercial finance receivables	8,844	5,731	3,091	22	3,113	54.3%
Average finance receivables	38,762	29,459	9,121	182	9,303	31.6%
Average leased vehicles, net	38,282	26,128	12,131	23	12,154	46.5%
Average earning assets	$77,044	$55,587	$21,252	$205	$21,457	38.6%

Retail finance receivables purchased	$15,546	$10,580	$4,872	$94	$4,966	46.9%
Leased vehicles purchased	$19,581	$19,327	$242	$12	$254	1.3%
Average finance receivables increased as a result of the continued increase of our share of GM's business. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM.

Revenue	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$2,098	$1,924	$140	$34	$174	9.0%
Commercial finance receivables	$303	$186	$113	$4	$117	62.9%
Leased vehicle income	$6,282	$4,144	$2,133	$5	$2,138	51.6%
Other income	$216	$175	$35	$6	$41	23.4%
Equity income	$129	$109	$24	$(4)	$20	18.3%
Effective yield - retail finance receivables	9.4%	10.8%
Effective yield - commercial finance receivables	4.6%	4.3%
Finance charge income on retail finance receivables increased due to growth in the portfolio, substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations in the U.S. to 5.9% for the nine months ended September 30, 2017 from 7.0% for the nine months ended September 30, 2016, as we have increased our lending to borrowers with prime credit. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
Finance charge income on commercial finance receivables increased due to growth in the portfolio, and due to an increase in the effective yield resulting from rising benchmark interest rates.
The increase in leased vehicle income reflects the growth of the leased asset portfolio.
Equity income in our China joint venture increased due primarily to growth in asset levels driven by increased retail penetration.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Operating expenses	$1,009	$896	$103	$10	$113	12.6%
Leased vehicle expenses	$4,648	$3,148	$1,497	$3	$1,500	47.6%
Provision for loan losses	$573	$501	$70	$2	$72	14.4%
Interest expense	$1,903	$1,393	$489	$21	$510	36.6%
Average debt outstanding	$73,278	$52,378	$20,720	$180	$20,900	39.9%
Effective rate of interest on debt	3.5%	3.6%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support the prime lending program and enhance lease origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.8% from 2.2% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan Losses The provision for retail loan losses increased due primarily to the growth of the retail finance receivables portfolio. As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 2.5% for the nine months ended September 30, 2017 from 2.8% for the nine months ended September 30, 2016, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans. The provision for commercial loan losses was insignificant for the nine months ended September 30, 2017 and 2016.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios.
Taxes Our consolidated effective income tax rate was 33.9% and 37.7% of income before income taxes and equity income for the nine months ended September 30, 2017 and 2016. The decrease in the effective income tax rate is due primarily to reduced tax expense attributable to entities included in our effective tax rate calculation and an increase in certain U.S. federal tax credits.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income were $318 million and $60 million for the nine months ended September 30, 2017 and 2016. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies.
Credit Quality

Retail Finance Receivables	September 30, 2017	December 31, 2016
Retail finance receivables, net of fees	$32,317	$26,400
Less: allowance for loan losses	(899)	(765)
Retail finance receivables, net	$31,418	$25,635
Number of outstanding contracts	2,262,017	2,011,818
Average amount of outstanding contracts (in dollars)(a)	$14,287	$13,122
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.8%	2.9%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At September 30, 2017, the allowance for loan losses as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2016 consistent with the improved credit mix in our portfolio resulting from our expansion of prime lending. The allowance for loan losses reflects our estimate of the impact on credit losses resulting from hurricane activity during the three months ended September 30, 2017, which we expect to be minimal.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Deferrals In accordance with our policies and guidelines in the North America Segment, we may offer payment deferrals to retail customers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferrals that may be granted. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding increased to 6.1% for the three months ended September 30, 2017 from 5.1% for the three months ended September 30, 2016 primarily due to deferrals granted on accounts of borrowers who were impacted by hurricane activity during the quarter. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 4.9% and 5.1% for the nine months ended September 30, 2017 and 2016. Deferrals in the International Segment were insignificant.
Delinquency and Troubled Debt Restructurings Refer to Note 4 - "Finance Receivables" to our condensed consolidated financial statements for further discussion of delinquent retail finance receivables and TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Charge-offs	$286	$284	$856	$826
Less: recoveries	(135)	(128)	(420)	(403)
Net charge-offs	$151	$156	$436	$423
Net charge-offs as an annualized percentage(a)	1.9%	2.5%	1.9%	2.4%
_________________

(a)	Net charge-offs as an annualized percentage is calculated as a percentage of average retail finance receivables.
Net charge-offs as an annualized percentage of average retail finance receivables decreased during the three and nine months ended September 30, 2017 from the prior period, primarily due to the shift in the North America receivables portfolio toward prime credit quality and due to growth in the North America portfolio. The recovery rate as a percentage of gross repossession charge-offs in North America was 51.8% and 52.4% for the three and nine months ended September 30, 2017 and 52.3% and 53.8% for the three and nine months ended September 30, 2016.

Commercial Finance Receivables	September 30, 2017	December 31, 2016
Commercial finance receivables, net of fees	$9,495	$7,880
Less: allowance for loan losses	(49)	(40)
Total commercial finance receivables, net	$9,446	$7,840
Number of dealers	1,502	1,356
Average carrying amount per dealer	$6	$6
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were insignificant charge-offs of commercial finance receivables during the three and nine months ended September 30, 2017 and none during the three and nine months ended September 30, 2016. At September 30, 2017 and December 31, 2016, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs. The inventory securing our commercial finance receivables is generally covered by insurance; therefore, we do not expect any significant impact to credit losses resulting from hurricane activity during the three months ended September 30, 2017.
Leased Vehicles At September 30, 2017 and 2016, 99.1% of our operating leases were current with respect to payment status. Our leased vehicles are generally insured; therefore, we do not expect any significant losses resulting from hurricane activity during the three months ended September 30, 2017.

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
Cash Flow During the nine months ended September 30, 2017, net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.
During the nine months ended September 30, 2017, net cash used in investing activities increased due to an increase in net purchases of retail finance receivables of $4.9 billion and an increase in net fundings of commercial finance receivables of $0.4 billion, partially offset by a decrease in purchases of leased vehicles of $130 million, increased collections and recoveries on retail finance receivables of $2.0 billion, and an increase in proceeds received on terminated leases of $2.9 billion.
During the nine months ended September 30, 2017, net cash provided by financing activities increased due primarily to the issuance of preferred stock of $985 million and an increase in borrowings, net of repayments, of $146 million.

Liquidity	September 30, 2017	December 31, 2016
Cash and cash equivalents(a)	$3,976	$2,815
Borrowing capacity on unpledged eligible assets	12,661	8,321
Borrowing capacity on committed unsecured lines of credit	132	105
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available liquidity	$17,769	$12,241
_________________

(a)
Includes $377 million and $454 million in unrestricted cash outside of the U.S. at September 30, 2017 and December 31, 2016. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the nine months ended September 30, 2017, available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured credit facilities, resulting from the issuance of secured and unsecured debt and preferred stock.
We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and up to $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At September 30, 2017, we had no amounts borrowed under either of GM's unsecured revolving credit facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At September 30, 2017, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$21,077	$4,563
Revolving commercial asset-secured facilities(b)	3,920	188
Total secured	24,997	4,751
Unsecured committed facilities(c)	132	—
Unsecured uncommitted facilities(d)	2,162	2,162
Total unsecured	2,294	2,162
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$28,291	$6,913
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $158 million in advances outstanding and $831 million in unused borrowing capacity on these facilities at September 30, 2017.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.3 billion in unused borrowing capacity on these facilities at September 30, 2017.

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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date(a)			Original Note Issuance(b)	Note Balance At September 30, 2017
2013	October 2020	-	October 2021	$4,058	$523
2014	July 2019	-	March 2022	$6,336	1,685
2015	July 2019	-	December 2023	$13,110	5,553
2016	April 2018	-	September 2024	$15,528	10,652
2017	August 2019	-	February 2025	$19,039	17,686
Total active securitizations					36,099
Debt issuance costs					(75)
Total					$36,024
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 8 - "Variable Interest Entities" to our condensed consolidated financial statements in this Form 10-Q for further discussion.
Senior Notes and Other Unsecured Debt We periodically access the debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S., Europe and Mexico. At September 30, 2017, the par value of our outstanding senior notes was $35.2 billion.
We issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At September 30, 2017, we had $1.3 billion of this type of unsecured debt outstanding.
Support Agreement At September 30, 2017, our earning assets leverage ratio was 10.23, and the applicable threshold was 11.50.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2017. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and/or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Changes in Internal Control Over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 6. Exhibits

3.1
Certificate of Amendment to Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., dated September 1, 2017, as corrected by the Certificate of Correction, dated September 7, 2017
Filed Herewith

3.2
Statement of Resolution Establishing the Designation of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A of General Motors Financial Company, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed September 20, 2017
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

General Motors Financial Company, Inc.
(Registrant)

Date:	October 24, 2017	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President and
Chief Financial Officer