Form 10-K
General Motors Financial Company, Inc.
filed 2018-02-06
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
 __________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 5, 2018, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
DOCUMENTS INCORPORATED BY REFERENCE
NONE
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

Forward-Looking Statements
This Form 10-K contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2017. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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

PART I
Item 1. Business
General General Motors Financial Company, Inc. (sometimes referred to as we, us, our, the Company, or GM Financial), the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. We were acquired by GM in October 2010 to provide captive financing capabilities in support of GM’s U.S. and Canadian markets. In 2013, we expanded the markets we serve by acquiring Ally Financial Inc.'s (Ally Financial) auto finance operations in Europe and Latin America. In January 2015, we completed the acquisition of an equity interest in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC), a joint venture that conducts auto finance operations in China, from Ally Financial. On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, the European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The results of operations of the European Operations are presented as discontinued operations in our consolidated financial statements for all periods presented. The assets and liabilities of the European Operations are presented as held for sale in our consolidated financial statements as of December 31, 2016. Unless otherwise indicated, information contained herein relates to our continuing operations. Refer to Note 2 to our consolidated financial statements for additional details regarding our disposal of these operations.
We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: North America (the North America Segment) and International (the International Segment). Refer to Note 17 to our consolidated financial statements for more information relating to our operating segments. Our global footprint covers approximately 90% of GM’s worldwide market. Except as otherwise specified, amounts presented within the tables are stated in millions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

North America Segment Our North America Segment includes operations in the U.S. and Canada. We have been operating in the automobile finance business in the U.S. since September 1992. Our retail automobile finance programs include prime and sub-prime lending and full credit spectrum leasing offered through GM-franchised dealers under the GM Financial brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the AmeriCredit brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Therefore, we generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. Our commercial lending programs are offered primarily to our GM-franchised dealer customers and their affiliates.
International Segment Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investment in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC), a joint venture that conducts automobile finance operations in China. Certain of our international operations were originally a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM. Due to this longstanding relationship, the international operations have substantial business related to GM and its dealer network. The retail lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles. We also offer finance- and/or vehicle-related insurance and other products.
Retail Finance In our retail finance business the term "loan" refers to retail installment contracts we purchase from automobile dealers or other vehicle financing products. We also originate operating lease contracts for new GM vehicles.
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
Subvention Programs GM offers subvention programs, under which GM provides us cash payments in order for us to be able to provide for lower customer payments on finance and lease contracts originated through GM's dealership network, making credit more affordable to customers purchasing vehicles manufactured by GM.
Origination Data Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. The following table sets forth the retail loan and lease origination levels:

	Years ended December 31,
	2017	2016	2015
New GM	$40,326	$35,044	$28,994
Other	5,015	4,645	5,053
Total	$45,341	$39,689	$34,047
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
In addition to our proprietary credit scoring systems, we utilize other underwriting guidelines. These underwriting guidelines are comprised of numerous evaluation criteria, including, but not limited to: (i) identification and assessment of the applicant's willingness and capacity to repay the loan or lease, including consideration of credit history and performance on past and existing obligations; (ii) credit bureau data; (iii) collateral identification and valuation; (iv) payment structure and debt ratios; (v) insurance information; (vi) employment, income and residency verifications, as considered appropriate; and (vii) in certain cases, the creditworthiness of a co-obligor. These underwriting guidelines and the minimum credit risk profiles of applicants we will approve, as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Servicing Our business strategy includes increasing the loyalty and retention of GM customers through our customer service activities. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate.
Operating Leases Most of our operating leases are closed-end leases; therefore, we assume the residual risk on the leased vehicle. The lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease contract, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to the dealer by the lease's scheduled lease maturity date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease contract, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased.
We seek to maximize net sales proceeds on returned leased vehicles. Net sales proceeds equal gross proceeds less fees and costs for reconditioning and transporting the leased vehicles. We sell returned leased vehicles through either our exclusive online channel or our nationwide wholesale auction partners.
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
Floorplan Financing We support the financing of new and used vehicle inventory primarily for our GM-franchised dealerships and their affiliates before sale or lease to the retail customer. Financing is provided through lines of credit extended to individual dealerships. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and, when available, the continuing personal guarantee of the dealership's owners. Under certain circumstances, such as repossession of dealership inventory, GM and other manufacturers may be obligated by applicable law, or under agreements with us, to reassign or to repurchase new vehicle inventory within certain mileage and model year parameters, further minimizing our risk. The amount we advance to a dealership for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support a dealership's used car inventory needs, we advance funds to the dealership or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located.
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
Upon the sale or lease of a financed vehicle, the dealer must repay the advance on the vehicle according to the repayment terms. These repayment terms may vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale. We periodically inspect and verify the location of the financed vehicles that are available for sale. The timing of the verifications varies and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with its credit agreement as to repayment terms and to determine the status of our collateral.
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
Underwriting Each dealership is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating affects loan pricing and guides the management of the account. We monitor the level of borrowing under each dealership's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealership, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealership, we may call the floorplan loans due and payable and receive payment typically within 60 days of the call.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Servicing Commercial loan servicing activities include dealership customer service, account maintenance, credit line monitoring and adjustment, exception processing and insurance monitoring. In the North America Segment, our commercial lending servicing operations are centrally located, while in our International Segment, they are conducted primarily in-country, usually located within retail lending and servicing centers.
Sources of Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions where such markets are developed and through the issuance of unsecured debt in the public markets. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk, although we may issue debt globally in order to enhance funding source diversification and support financing needs for the U.S. As such, the mix of funding sources varies from country to country based on the characteristics of our earning assets and the relative development of the capital markets in each country. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds.
Secured Credit Facilities Some loans and leases are funded using secured credit facilities with participating banks providing financing either directly or through institutionally-managed conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates (LIBOR), Canadian Dollar Offered Rate (CDOR), The Interbank Equilibrium Interest Rate (TIIE) or prime rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we also finance loans through the sale of receivables to banks under a full recourse arrangement.
Unsecured Credit Facilities We utilize both committed and uncommitted unsecured credit facilities as an additional source of funding. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them.
Securitizations We also fund loans and leases through public and private securitization transactions. Proceeds from securitizations are used primarily to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further originations.
In our securitizations, we transfer loans or lease-related assets to securitization trusts (Trusts), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors. When we transfer securitized assets to a Trust, we make certain representations and warranties regarding the securitized assets. These representations and warranties pertain to specific aspects of the securitized assets, including the origination of the securitized assets, the obligors of the securitized assets, the accuracy and legality of the records, schedules containing information regarding the securitized assets, the financed vehicles securing the securitized assets, the security interests in the securitized assets, specific characteristics of the securitized assets, and certain matters regarding our servicing of the securitized assets, but do not pertain to the underlying performance of the securitized assets. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any securitized assets, we are obligated to repurchase the securitized assets from the Trust. Historically, repurchases due to a breach of a representation or warranty have been insignificant.
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
The credit enhancement requirements in our securitization transactions may include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from the securitized assets. An additional form of credit enhancement is provided in the form of overcollateralization, whereby the value of the securitized assets transferred to the Trusts is greater than the amount due on asset-backed securities issued by the Trusts. In the International Segment, our securitization transactions may contain portfolio performance ratios or loss-based advance rate calculations which could increase the credit enhancement levels. In the North America Segment, our securitization transactions typically do not contain these performance ratios.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Unsecured Debt We also access the capital markets through the issuance of unsecured notes in the public markets. In Latin America, we issue, to a limited extent, other unsecured debt through commercial paper offerings and other non-bank funding instruments. GM also provides us with financial resources through a $1.0 billion unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility).
Trade Names We and GM have obtained federal trademark protection for the AmeriCredit, GM Financial and GMAC names and the logos that incorporate those names. Certain other names, logos and phrases we use in our business operations have also been trademarked. The trademarks that GM and we hold are very important to our identity and recognition in the marketplace.
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
The primary federal agency responsible for ensuring compliance with these consumer protection laws is the Consumer Financial Protection Bureau (CFPB). The CFPB has broad rule-making, examination and enforcement authority over non-bank automobile finance companies like us. We are subject to supervision and examination by the CFPB as a “larger participant” in the automobile finance market.
In most states and other jurisdictions in which we operate, consumer credit regulatory agencies regulate and enforce laws relating to sales finance companies and consumer lenders or lessors like us. These laws and regulations generally provide for licensing as a sales finance company or consumer lender or lessor, limitations on the amount, duration and charges, including interest rates, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors' rights. In certain jurisdictions, we are subject to periodic examination by regulatory authorities.
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
International Segment In certain countries in the International Segment, we operate in local markets as either banks or regulated finance companies and are subject to legal and regulatory restrictions which vary country to country and may change from time to time. The regulatory restrictions, among other things, may require that the regulated entities meet certain minimum capital requirements, may restrict dividend distributions and ownership of certain assets, and may require certain disclosures to prospective purchasers and lessees and restrict certain practices related to the servicing of consumer accounts.
Competition The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions, leasing companies and independent finance companies. Many of these competitors have substantial financial resources, highly competitive funding costs and significant scale and efficiency. Capital inflows from investors to support the growth of new entrants in the automobile finance market, as well as growth initiatives from more established market participants has resulted in generally increasing competitive conditions. While we have a competitive advantage when GM-sponsored subvention or other support programs are offered exclusively through us to targeted GM dealers and their customers, when no subvention or other support programs are offered our competitors can often provide financing on terms more favorable to customers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer the dealerships or their customers other products and services, which we may not currently provide.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Employees At December 31, 2017, we employed approximately 9,000 people, excluding SAIC-GMAC employees. We participate in mandatory national collective bargaining agreements where they are required, and maintain satisfactory working relationships with trade union representatives where they exist.
As of February 6, 2018, the names and ages of our executive officers and their positions with GM Financial are as follows:

Name (Age)	Present GMF Position (Effective Date)	Position Held During the Past Five Years if other than present GMF position (Effective Date)
Daniel E. Berce (64)	President and Chief Executive Officer (2005)
Kyle R. Birch (57)	Executive Vice President and Chief Operating Officer - North America (2013)
Mark F. Bole (54)	President, International Operations (2013)
Steven P. Bowman (50)	Executive Vice President and Chief Credit and Risk Officer (2005)
Chris A. Choate (55)	Executive Vice President and Chief Financial Officer (2005)
Connie Coffey (46)	Executive Vice President, Corporate Controller and Chief Accounting Officer (2014)	Executive Vice President and Corporate Controller (2012)
Michael S. Kanarios (47)	Executive Vice President and Chief Strategy Officer (2017)	Executive Vice President and Chief Operating Officer, International Operations (2015), Executive Vice President and Chief Financial Officer, International Operations (2013)
Susan B. Sheffield (51)	Executive Vice President and Treasurer (2014)	Executive Vice President, Corporate Finance (2008)
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
The public may read and copy any materials we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
The profitability and financial condition of our operations are dependent upon the operations of our parent, GM.
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationship with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, GM's operations that may require restructuring or rationalization actions, or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and down payment assistance programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
There is no assurance that the global automotive market or GM's share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our financial position, liquidity and results of operations.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Our operations are heavily reliant on automotive dealers, and our profitability could be adversely affected by a change in dealers’ relationships with us or in their financial condition.
Substantially all of our revenue is generated from financial products offered to or through automotive dealers. Whether we are able to originate automotive loans and leases, as well as maintain and grow our commercial lending portfolio, is dependent upon the willingness and ability of dealers to effectively market our financial products to their retail and lease customers and select our commercial lending products over those of our competitors. As a result, our ability to cultivate and maintain strong relationships with dealers, particularly GM-franchised dealers, is essential to our operations.
Given the reliance of our operations on GM-franchised dealers, we have significant exposure to their financial condition. Dealers compete in a highly competitive market, and GM-franchised dealers are vulnerable to both decreased demand for new GM vehicles and periods of economic slowdown or recession. Negative changes in the financial condition of GM-franchised dealers could result in decreased loan and lease originations, reduced demand for financing of dealer inventory, construction projects and working capital, and increased defaults and net loss rates in our commercial lending portfolio, which in turn could adversely impact our profitability and financial results.
Our ability to continue to fund our business and service our debt is dependent on a number of financing sources and requires a significant amount of cash.
We depend on various financing sources, including credit facilities, securitization programs and unsecured debt issuances, to finance our loan and lease originations and commercial lending business. Additionally, our ability to refinance or make payments on our indebtedness depends on our access to financing sources in the future and our ability to generate cash. Our access to financing sources depends upon our financial position, general market conditions, availability of bank liquidity and the bank regulatory environment, our compliance with covenants imposed under our financing agreements, the credit quality of the collateral we can pledge to support secured financings, and other factors. Changes in GM's and our credit ratings may also impact our access to and cost of financing. There can be no assurance that funding will be available to us through these financing sources or, if available, that the funding will be on acceptable terms. If these financing sources are not available to us on a regular basis for any reason, or we are not otherwise able to generate significant amounts of cash, then we would not have sufficient funds and would be required to revise the scale of the business, including the possible reduction or discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
We currently have a substantial amount of outstanding indebtedness. In addition, we have guaranteed a substantial amount of indebtedness incurred by our International Segment and our principal Canadian operating subsidiary. Additionally, we have entered into intercompany loan agreements with several of our International Segment subsidiaries, providing these companies with access to our liquidity to support originations and other activities. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
A portion of our origination and servicing activities in the North America Segment have historically involved sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. The actual rates of delinquencies, defaults, repossessions and losses with respect to those borrowers could also be more dramatically affected by a general economic downturn. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based pricing and other underwriting policies, and our servicing and collection methods, no assurance can be given that our methods will be effective in the future. In the event that we underestimate the default risk or underprice contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected.
We operate in a highly competitive industry, and competitive pressures could have a significant negative effect on our pricing, market share and operating results.
The automotive finance industry is highly competitive, and we compete with a large number of banks, credit unions, independent finance companies and other captive automotive finance subsidiaries. Our ability to maintain and expand our market share is contingent upon us offering competitive pricing, developing and maintaining strong relationships with dealers and customers, making substantial investments in our technological infrastructure, and effectively responding to changes in the automotive industry. In addition, any expansion into new markets may require us to compete with more experienced and established market participants. Failure to effectively manage these challenges could adversely affect our market share, and pressure to provide competitive pricing could have a negative effect on our operating results.
Compliance with laws and regulations can significantly increase our costs and affect how we do business.
We are subject to a wide variety of laws and regulations in the jurisdictions where we operate, including supervision and licensing by numerous governmental entities. These laws and regulations can create significant constraints on our operations and

GENERAL MOTORS FINANCIAL COMPANY, INC.

result in significant costs related to compliance. Failure to comply with these laws and regulations could impair our ability to continue operating and result in substantial civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses, and damage to reputation, brand and valued customer relationships.
In the United States, the Dodd-Frank Act imposes significant regulatory oversight on the financial industry and grants the CFPB extensive rulemaking and enforcement authority, all of which may substantially impact our operations. As a “larger participant” in the automobile finance market, we are subject to possible comprehensive and rigorous on-site examinations by the CFPB. Any violations of law or unfair lending practices found during these examinations could result in enforcement actions, fines, and mandated process, procedure or product-related changes or consumer refunds.
We could be materially adversely affected by significant legal and regulatory proceedings.
We are subject to various legal and regulatory proceedings and governmental investigations in the ordinary course of our business. An adverse outcome in one or more of these proceedings or investigations could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm. For a further discussion of these matters, refer to Note 11 to our consolidated financial statements.
Our profitability is dependent upon retail demand for automobiles and related automobile financing and the ability of customers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, and high unemployment.
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
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms primarily through our exclusive online channel. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in or increase a loss upon our disposition of off-lease or repossessed vehicles and, in the case of a repossessed vehicle we may be unable to collect the resulting deficiency balance. Depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models and increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand will result in higher losses for us.
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At the inception of a lease, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results. Further, a material decrease in the value of a leased asset group could result in an impairment charge, which could adversely affect our financial results.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Our hedging strategies may not be successful in minimizing risks from unfavorable changes in interest rates and foreign currency exchange rates.
Unfavorable changes in interest rates and foreign currency exchange rates may adversely affect our financial condition, liquidity and results of operations. We utilize various hedging strategies to mitigate our exposure to rate fluctuations, including entering into derivative contracts with various major financial institutions that we believe are creditworthy. However, changes in interest rates and currency exchange rates cannot always be predicted or hedged, and there can be no assurance that our hedging strategies will be effective in minimizing interest rate and foreign currency risks. Our results of operations may be adversely impacted by volatility in the valuation of derivative contracts. Additionally, we may be unable to find creditworthy counterparties willing to enter derivative contracts on acceptable terms, and counterparties may be unable to meet their financial obligations under our derivative contracts.
We do not control the operations of SAIC-GMAC, and we are subject to the risks of operating in China.
We do not control the operations of SAIC-GMAC, as it is a joint venture, and we do not have a majority interest in the joint venture. In the joint venture, we share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities, as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our co-owners' interest. In joint ventures, we are required to foster our relationship with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, and as such, we do not receive the full benefits from a successful joint venture. As a result of having limited control over the actions of the joint venture, we may be unable to prevent misconduct or other violations of applicable laws. Moreover, the joint venture may not follow the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other actions or we may be subject to penalties, fines or other related actions for these activities that could have a material adverse impact on our business, financial condition and results of operations. In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the Chinese market continues to develop, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in reduced margins and our inability to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive sales volume in China. If SAIC-GMAC is unable to maintain its position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
Security breaches and other disruptions to systems and networks owned or maintained by us, or third-party vendors or suppliers on our behalf, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.
We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes, activities and products. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our customers and employees in data centers and on information technology networks. The secure operation of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. Despite security measures and business continuity plans, these systems and networks may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers, computer viruses or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems and networks. The occurrence of any of these events could compromise the operational integrity of these systems and networks. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption of operations, or reduction in the competitive advantage we hope to derive from our investment in advanced technologies. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Portions of our information technology systems and networks also may experience interruptions, delays or cessations of service or produce errors due to regular maintenance efforts, such as systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to originate receivables and service customer accounts, and may interrupt other business processes.
Our operations outside the U.S. expose us to additional risks.
Our operations outside the U.S. are subject to many of the same risks as our U.S. operations. In addition to those risks, our non-U.S. operations, including the operations of SAIC-GMAC, are subject to certain additional risks, such as the following:

•	economic downturns in foreign countries or geographic regions where we have significant operations, such as Brazil, Mexico and China;

•	multiple foreign regulatory requirements that are subject to change;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws;

•	restrictions on the ability to repatriate profits or transfer cash into or out of foreign countries and the tax consequences of such repatriations and transfers;

•	fluctuations in foreign currencies;

•	political and economic instability, natural calamities, war, and terrorism; and

•
compliance with laws and regulations applicable to international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and international trade and economic sanctions laws.

The effects of these risks may, individually or in the aggregate, adversely affect our business.
Item 2. Properties
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices in facilities in North America and Latin America. SAIC-GMAC operates in offices located in China.

Item 3. Legal Proceedings
Refer to Note 11 to our consolidated financial statements for information relating to legal proceedings.

Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of our common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of GM, therefore, there is no public trading market for our common stock. In November 2017, following the sale of our European Operations, we paid a $550 million special dividend to GM. We currently intend to retain future earnings for use in the operation of the business and do not anticipate paying any cash dividends in the foreseeable future; provided, however, that we may reexamine this policy with our sole shareholder at any time.
Item 6. Selected Financial Data
Omitted in accordance with General Instruction I to Form 10-K.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
General We are a global provider of automobile finance solutions, and we operate in the auto finance market as the wholly-owned captive finance subsidiary of GM. We evaluate our business in two operating segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Brazil, Chile, Colombia, Mexico and Peru and in China through our joint venture relationship with SAIC-GMAC.

Peugeot S.A. Transaction On July 31, 2017, GM closed the sale of the Opel and Vauxhall businesses and certain other assets in Europe to Peugeot S.A., and on October 31, 2017, we closed the sale of certain of our European subsidiaries and branches (collectively, our European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A., as described in Note 2 to our consolidated financial statements.
The net consideration paid at closing for our European Operations was $1.1 billion, and we recognized a disposal loss of $525 million, which includes $197 million related to the recognition of foreign currency translation losses. In November 2017, following the sale of our European Operations, we paid a $550 million special dividend to GM.
Our principal focus is on expanding our business in the U.S. to reach full captive penetration levels on a consistent basis; therefore, we do not expect that the sale of our European Operations will have a materially adverse effect on our consolidated results of operations, financial condition, liquidity or financing strategies, including the mix of secured and unsecured debt issuances. We also do not expect that the sale of our European Operations will result in a material increase in our ratio of total debt to total equity or our earning assets leverage ratio as calculated under our Support Agreement with GM. Due to the size of the prime retail loan portfolio that was held by our European Operations, we expect that, for a period of time, retail operating leases will make up a greater percentage of our earning assets than they have historically. As our U.S. operations increase purchases of prime retail loans, we expect that our earning asset mix will return to more recent historical levels.
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
Residual Value of Leased Vehicles We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. We estimate the expected residual value based on third-party data which considers inputs including recent auction values, the expected future volume of returning leased vehicles, used car prices, manufacturer incentive programs and fuel prices.
The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle at the end of the lease term and the value of the vehicle is lower than the residual value estimated at inception of the lease.
At December 31, 2017, the estimated residual value of our leased vehicles at the end of the lease term was $30.4 billion. Depreciation reduces the carrying value of each leased asset in our operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We periodically perform a review of the adequacy of the depreciation rates. If we believe that the expected residual values for our leased assets have changed, we revise the depreciation rate to ensure that our net investment in operating leases will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to the depreciation rate would result in a change in the depreciation expense on the leased assets, which is recorded prospectively on a straight-line basis. The effect of a 1% change in our assumption regarding residual values would increase or decrease depreciation expense on the operating lease portfolio over the remaining term of the leases as follows:

Impact to Depreciation Expense
Cars	$57
Trucks	72
CUVs	137
SUVs	38
Total	$304

GENERAL MOTORS FINANCIAL COMPANY, INC.

During 2017 we experienced a decline in used car prices in the U.S. of approximately 5% as compared to 2016. For 2018, an increasing supply of used vehicles resulting from off-lease returns will continue to pressure used car prices. As a result, we expect a further decline in used car prices in the U.S. of between 5% and 6% as compared to 2017. Used car prices are an input to estimated residual values, and to the extent that used car prices decrease more than anticipated by the estimated residual values, we will record increased depreciation expense.
We also evaluate the carrying value of the operating leases aggregated by vehicle make, year and model into leased asset groups, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. A leased asset group is considered impaired if impairment indicators exist and the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset group. We believe no impairment indicators existed during 2017, 2016 or 2015.
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
We use a combination of forecasting methodologies to determine the allowance for loan losses, including roll rate modeling and static pool modeling techniques. A roll rate model is generally used to project near-term losses and static pool models are generally used to project losses over the remaining life. Probable losses are estimated for groups of accounts aggregated by past-due status and origination month. Generally, up to the last 10 years of loss experience is evaluated. Recent performance is more heavily weighted when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default (PD) and loss given default (LGD). PD and LGD are specifically estimated for each monthly vintage (i.e., group of originations) in cases where vintage models are used. PD is estimated based on expectations that are aligned with internal credit scores. LGD is projected based on historical trends experienced over the last 10 years, weighted toward more recent performance in order to consider recent market supply and demand factors that impact wholesale used vehicle pricing. While forecasted probable losses are quantitatively derived, we assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the current environment.
We also use historical charge-off experience to determine a loss confirmation period (LCP). The LCP is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when the receivable is charged-off. This LCP is the basis of our allowance and is applied to the forecasted probable credit losses to determine the amount of losses we believe exist at the balance sheet date.
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
Finance receivables that are considered impaired, including troubled debt restructurings (TDRs), are individually evaluated for impairment. In assessing the risk of individually impaired loans such as TDRs, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation.

GENERAL MOTORS FINANCIAL COMPANY, INC.

We believe that the allowance for loan losses on retail finance receivables is adequate to cover probable losses inherent in our retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs after recoveries on the portfolio over the LCP would increase the allowance for loan losses at December 31, 2017 by $89 million and $178 million.
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
We are subject to income tax in the U.S. and various other state and foreign jurisdictions. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. As described in Note 15 to our consolidated financial statements, we have a tax sharing agreement with GM for our U.S. operations.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Results of Operations
In our tabular presentation of the changes in results between financial periods, we provide the following information: (i) the amount of change excluding the impact of foreign currency translation (FX); (ii) the amount of the impact of foreign currency translation; and (iii) the total change. The amount of the impact of foreign currency translation is derived by translating current year results at the average of prior year exchange rates, and is driven by the change in the U.S. Dollar against the currencies used by our foreign operations. We believe the amount of change excluding the foreign currency translation impact facilitates a better comparison of results. In our discussion below, we discuss changes in relevant items excluding any foreign currency translation impact. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Average Earning Assets	Years Ended December 31,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Average retail finance receivables	$30,619	$24,275	$6,186	$158	$6,344	26.1%
Average commercial finance receivables	9,060	6,133	2,892	35	2,927	47.7%
Average finance receivables	39,679	30,408	9,078	193	9,271	30.5%
Average leased vehicles, net	39,255	27,817	11,393	45	11,438	41.1%
Average earning assets	$78,934	$58,225	$20,471	$238	$20,709	35.6%

Retail finance receivables purchased	$19,920	$14,468	$5,317	$135	$5,452	37.7%
Leased vehicles purchased	$25,421	$25,221	$169	$31	$200	0.8%
Average finance receivables increased as a result of our increasing finance penetration of GM's retail sales and more GM-franchised dealer commercial lending relationships. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM.

Revenue	Years Ended December 31,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Finance charge income
Retail finance receivables	$2,840	$2,580	$221	$39	$260	10.1%
Commercial finance receivables	$416	$266	$144	$6	$150	56.4%
Leased vehicle income	$8,606	$5,896	$2,698	$12	$2,710	46.0%
Other income	$289	$241	$41	$7	$48	19.9%
Equity income	$173	$151	$25	$(3)	$22	14.6%
Effective yield - retail finance receivables	9.3%	10.6%
Effective yield - commercial finance receivables	4.6%	4.3%
Finance charge income on retail finance receivables increased for 2017, compared to 2016, due to growth in the portfolio, offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to a decrease in the average annual percentage rate on new originations in the U.S. to 6.1% for 2017 from 6.6% for 2016, as we have increased our lending to borrowers with prime credit. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
Finance charge income on commercial finance receivables increased due to growth in the portfolio, and due to an increase in the effective yield resulting from rising benchmark interest rates.
The increase in leased vehicle income reflects the growth of the leased asset portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Equity income in our China joint venture increased due primarily to growth in asset levels driven by increased financing penetration of retail sales, as well as improved credit performance.

Costs and Expenses	Years Ended December 31,		2017 vs. 2016
	2017	2016	Change excluding FX	FX	Total change	%
Operating expenses	$1,390	$1,250	$127	$13	$140	11.2%
Leased vehicle expenses	$6,415	$4,506	$1,901	$8	$1,909	42.4%
Provision for loan losses	$757	$644	$111	$2	$113	17.5%
Interest expense	$2,566	$1,972	$570	$24	$594	30.1%
Average debt outstanding	$74,912	$54,827	$19,890	$195	$20,085	36.6%
Effective rate of interest on debt	3.4%	3.6%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support origination and servicing capabilities in the U.S. Operating expenses as a percentage of average earning assets decreased to 1.8% for 2017 from 2.1% for 2016, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan losses The provision for retail loan losses increased due primarily to the growth in the retail finance receivables portfolio. As a percentage of average retail finance receivables, the provision for retail loan losses decreased to 2.4% for 2017 from 2.6% for 2016, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans. The provision for commercial loan losses was insignificant for 2017 and 2016.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios.
Taxes Our consolidated effective income tax rate was 10.9% and 17.2% of income before income taxes and equity income for 2017 and 2016. The decrease in the effective income tax rate is due primarily to a favorable impact from the U.S. tax reform legislation and an increase in certain U.S. federal tax credits.
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $450 million and $(144) million for 2017 and 2016. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. Foreign currency translation adjustments for the year ended December 31, 2017 include the reversal of $197 million in accumulated translation losses that were recognized as part of the disposal loss on the sale of the European Operations.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Earning Asset Quality
We have been the exclusive subvented lease provider for GM in the U.S. since April 2015 and the exclusive subvented loan provider for GM in the U.S. since January 2016. Therefore, leasing and prime lending have become a larger percentage of our originations and retail portfolio balance. The following table presents our retail loan and lease originations by FICO score band or equivalents:

	Years ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Prime - FICO Score 680 and greater	$33,850	74.7%	$28,106	70.8%	$22,390	65.8%
Near-prime - FICO Score 620 to 679	5,400	11.9	5,121	12.9	5,032	14.8
Sub-prime - FICO Score less than 620	6,091	13.4	6,462	16.3	6,625	19.4
Total originations	$45,341	100.0%	$39,689	100.0%	$34,047	100.0%

Retail Finance Receivables	December 31, 2017	December 31, 2016
Retail finance receivables, net of fees	$32,802	$26,400
Less: allowance for loan losses	(889)	(765)
Retail finance receivables, net	$31,913	$25,635
Number of outstanding contracts	2,308,826	2,011,818
Average amount of outstanding contracts (in dollars)(a)	$14,207	$13,122
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.7%	2.9%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At December 31, 2017, the allowance for loan losses as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2016 consistent with the improved credit mix in our portfolio resulting from our expansion of prime lending.
Delinquency and TDRs Refer to Note 4 to our consolidated financial statements for further discussion of delinquent retail finance receivables and TDRs.
Deferrals In accordance with our policies and guidelines in the North America Segment, we, at times, offer payment deferrals to retail consumers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 4.8%, 5.1% and 5.9% for 2017, 2016 and 2015. Deferrals in the International Segment were insignificant.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2017	2016	2015
Charge-offs	$1,171	$1,136	$966
Less: recoveries	(552)	(542)	(469)
Net charge-offs	$619	$594	$497
Net charge-offs as a percentage of average retail finance receivables	2.0%	2.4%	2.4%

Net charge-offs as a percentage of average retail finance receivables decreased during 2017 from the prior years, primarily due to the shift in the North America receivables portfolio toward prime credit quality. The recovery rate as a percentage of gross repossession charge-offs in North America was 51.9%, 52.7% and 56.4% for 2017, 2016 and 2015. The decrease in the recovery rate is primarily due to a decline in used car prices over the past three years.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	December 31, 2017	December 31, 2016
Commercial finance receivables, net of fees	$10,312	$7,880
Less: allowance for loan losses	(53)	(40)
Commercial finance receivables, net	$10,259	$7,840
Number of dealers	1,538	1,356
Average carrying amount per dealer	$7	$6
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were insignificant charge-offs of commercial finance receivables during 2017, 2016 and 2015. At December 31, 2017 and 2016, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At December 31, 2017 and 2016, 98.7% and 98.8% of our operating leases were current with respect to payment status.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2017			December 31, 2016
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Cars	$5,701	450	27.2%	$5,240	420	31.7%
Trucks	7,173	285	17.3	5,231	224	16.9
CUVs	13,723	818	49.5	10,349	604	45.7
SUVs	3,809	99	6.0	2,791	75	5.7
Total	$30,406	1,652	100.0%	$23,611	1,323	100.0%
The following table summarizes additional information for operating leases (in thousands):

	Years ended December 31,
	2017	2016	2015
Operating leases originated	678	672	550
Operating leases terminated	349	138	62
Operating lease vehicles returned(a)	238	69	25
Return rate(b)	68%	50%	40%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
Operating leases terminated and operating lease vehicles returned increased due to the growth and maturity of the leased asset portfolio. Due to the current age and size of our lease portfolio, the current return rate is lower than we expect it to be in future periods as our lease portfolio grows and matures.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from credit facilities, securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, operating expenses and interest costs.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Cash Flow During 2017, net cash provided by operating activities increased due primarily to an increase in lease vehicle income, partially offset by increased interest expense and increased operating expenses.
During 2017, net cash used in investing activities decreased due to an increase in proceeds received on terminated leases of $4.1 billion, increased collections and recoveries on retail finance receivables of $3.0 billion and a decrease in purchases of leased vehicles of $303 million, offset by an increase in net purchases of retail finance receivables of $5.3 billion and an increase in net fundings of commercial finance receivables of $117 million.
During 2017, net cash provided by financing activities decreased due primarily to an increase in debt repayments of $12.0 billion and a special dividend payment to GM of $550 million, offset by an increase in borrowings of $8.5 billion and the net proceeds of $985 million from the issuance of preferred stock.

Liquidity	December 31, 2017	December 31, 2016
Cash and cash equivalents(a)	$4,265	$2,815
Borrowing capacity on unpledged eligible assets	12,533	8,321
Borrowing capacity on committed unsecured lines of credit	129	105
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available liquidity	$17,927	$12,241
_________________

(a)
Includes $656 million and $454 million in unrestricted cash outside of the U.S. at December 31, 2017 and 2016. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During 2017 available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured credit facilities, resulting from the issuance of securitizations and unsecured debt and preferred stock.
We have the ability to borrow up to $1.0 billion under GM's three-year, $4.0 billion unsecured revolving credit facility and up to $3.0 billion under GM's five-year, $10.5 billion unsecured revolving credit facility, subject to available capacity. Our borrowings under GM's facilities are limited by GM's ability to borrow the entire amount available under the facilities. Therefore, we may be able to borrow up to $4.0 billion in total or may be unable to borrow depending on GM's borrowing activity. If we do borrow under these facilities, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under these facilities and none of our assets secure these facilities. Liquidity available to us under the GM unsecured revolving credit facilities is not included in the table above. At December 31, 2017, we had no amounts borrowed under either of GM's unsecured revolving credit facilities.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at January 30, 2018:

	Company Rating	Bond Rating	Outlook
DBRS Limited	BBB	BBB	Stable
Fitch	BBB	BBB	Stable
Moody’s	Baa3	Baa3	Stable
S&P	BBB	BBB	Stable
In January 2017, S&P and Moody's upgraded our company and bond rating to BBB and Baa3 and revised their outlook to Stable. In June 2017, Fitch upgraded our company and bond rating to BBB and revised their outlook to Stable.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At December 31, 2017, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,123	$4,473
Revolving commercial asset-secured facilities(b)	3,919	221
Total secured	26,042	4,694
Unsecured committed facilities(c)	129	—
Unsecured uncommitted facilities(d)	2,368	2,368
Total unsecured	2,497	2,368
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$29,539	$7,062
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $163 million in advances outstanding and $785 million in unused borrowing capacity on these facilities at December 31, 2017.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include $4.0 billion in liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.1 billion in unused borrowing capacity on these facilities at December 31, 2017.

Refer to Note 8 to our consolidated financial statements for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2017
2013	April 2021	-	October 2021	$2,958	$335
2014	July 2021	-	March 2022	$4,850	1,014
2015	July 2019	-	December 2023	$13,110	4,572
2016	May 2019	-	September 2024	$15,405	9,393
2017	June 2019	-	May 2025	$22,679	19,950
Total active securitizations					35,264
Debt issuance costs					(71)
Total					$35,193
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. Refer to Note 9 to our consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S., Europe and Mexico. At December 31, 2017, the aggregate principal amount of our outstanding senior notes was $37.3 billion.
We issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At December 31, 2017, we had $1.6 billion of this type of unsecured debt outstanding.
Support Agreement At December 31, 2017 and 2016, our earning assets leverage ratio was 9.5 and 10.4 and the applicable leverage ratio threshold was 11.5. The leverage ratio decreased primarily due to the issuance of preferred stock, the 2017 impact of tax reform and continued earnings growth.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Contractual Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt and lease obligations:

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$27	$26	$25	$23	$22	$63	$186
Secured debt	19,348	12,406	6,203	1,775	227	—	39,959
Unsecured debt	5,154	6,083	8,493	6,027	5,096	10,477	41,330
Interest payments(a)	2,373	1,653	1,149	787	532	1,144	7,638
	$26,902	$20,168	$15,870	$8,612	$5,877	$11,684	$89,113
_________________

(a)
Interest payments were determined using the interest rate in effect at December 31, 2017 for floating rate debt and the contractual rates for fixed-rate debt. Interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

At December 31, 2017, we had liabilities associated with uncertain tax positions of $134 million, including penalties and interest. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.
Under our tax sharing arrangement with GM, we are responsible for our tax liabilities as if we filed separate returns. As of December 31, 2017, we have no accrued liability to GM. Refer to Note 15 to our consolidated financial statements for more information.
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
Market Risk We seek to minimize volatility in our earnings from changes in interest rates and foreign currency exchange rates. Our strategies to manage market risk are approved by our International and North America Asset Liability Committees (collectively, the ALCO). Our Corporate Treasury group is responsible for the development of our interest rate and liquidity management policies as presented to the ALCO.
Interest Rate Risk We depend on accessing the capital markets to fund asset originations. We are exposed to interest rate risks as our financial assets and liabilities have different characteristics that may impact our financial performance. These differences may include tenor, yield, re-pricing timing, and prepayment expectations.
Our assets are primarily comprised of fixed-rate retail installment loans and operating lease contracts under which customers typically make equal monthly payments over the life of the contracts. Our commercial finance receivables primarily earn a floating rate of interest, and are revolving in nature.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Our debt includes long-term unsecured debt and securitization notes payable. Our senior note unsecured debt issuances have tenors of up to ten years. Approximately 85% of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
Risk Management Our interest rate risk management objective is to reduce volatility in our cash flows and volatility in our economic value from changes in interest rates based on an established risk tolerance that may vary by market. We use economic value of equity sensitivity analysis and duration gap analysis to evaluate potential long-term effects of changes in interest rates. We then enter into interest rate derivatives to convert portions of our floating-rate assets and liabilities to fixed or our fixed-rate assets and liabilities to floating to ensure that our exposure falls within the tolerances established by the ALCO. We also use net interest income sensitivity analysis to monitor the level of near-term cash flow exposure. The net interest income sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month period. The ALCO reviews these metrics and approves the derivative strategy required to maintain exposure within approved thresholds prior to execution. Management monitors our hedging activities to ensure that the value of derivative financial instruments, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that our strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on our profitability. We do not engage in any speculative trading in derivatives.
Quantitative Disclosure We have historically presented a quantitative measure of our interest rate risk in a tabular disclosure of our interest-sensitive assets and liabilities. With the expansion of our ALCO to incorporate more asset-liability management strategies, we now measure the sensitivity of our net interest income to changes in interest rates by using interest rate scenarios that assume a hypothetical, instantaneous parallel shift of one hundred basis points in all interest rates across all maturities, as well as a base case that assumes that rates perform at the current market forward curve. However, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one hundred basis points assumed in our analysis. Therefore, the actual impact to our net interest income could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.

Net Interest Income Sensitivity	December 31, 2017	December 31, 2016
One hundred basis points instantaneous increase in interest rates	$19.4	$(43.9)
One hundred basis points instantaneous decrease in interest rates(a)	$(19.4)	$43.9
________________

(a)
Net interest income sensitivity given a one hundred basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Under these interest rate scenarios, we are asset-sensitive, meaning that we expect more assets than liabilities to re-price within the next twelve months. During a period of rising interest rates, the interest earned on our assets will increase more than the interest paid on our debt, which would initially increase our net interest income. During a period of falling interest rates, we would expect our net interest income to initially decrease. The change in our net interest income sensitivity from 2016 to 2017 was primarily due to the implementation of our ALCO strategy of hedging our fixed–rate asset originations with pay–fixed interest rate swaps.
Additional Model Assumptions The sensitivity analysis presented is our best estimate of the effect of the hypothetical interest rate scenarios; however, our actual results could differ. Our estimates are also based on assumptions including the amortization and prepayment of the finance receivable portfolio, originations of finance receivables and leases, refinancing of maturing debt, replacement of maturing derivatives and exercise of options embedded in debt and derivatives. Our prepayment projections are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Derivative Notional Values The following table presents the outstanding notional value of our derivatives (in billions):

	December 31, 2017	December 31, 2016
Interest rate derivatives
Pay-fixed, receive-floating	$36	$11
Pay-floating, receive-fixed	24	14
Long caps	17	10
Short caps	18	12
Total interest rate derivatives	95	47
Other derivatives
Cross-currency swaps	3	1
Total notional value	$98	$48
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2017 was an asset of $56 million, compared to a liability of $272 million at December 31, 2016. The fair value of our cross-currency swaps increased due to the weakening of the U.S. Dollar against other currencies, and the fair value of our interest rate swaps increased overall due to changes in the forward interest rate curve. Refer to Note 10 to our consolidated financial statements for more information.
Foreign Currency Exchange Rate Risk We primarily finance receivables and lease assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income/loss. The following table summarizes the amounts of foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2017	2016	2015
Foreign currency translation (gains) losses recorded in accumulated other comprehensive loss	$(450)	$144	$669

Losses (gains) resulting from foreign currency transactions and remeasurement recorded in earnings	$251	$(41)	$38
(Gains) losses resulting from foreign currency exchange swaps recorded in earnings	(242)	45	(28)
Net losses resulting from foreign currency exchange recorded in earnings	$9	$4	$10
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The foreign currency translation gain in 2017 was primarily due to increases in the values of the Brazilian Real, the Chinese Yuan and the Canadian Dollar in relation to the U.S. Dollar and also includes the reversal of $197 million in accumulated translation losses that were recognized as part of the disposal loss on the sale of the European Operations. The foreign currency translation losses in 2016 were due primarily to decreases in the values of the British Pound and the Euro in relation to the U.S. Dollar.
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
We enter into arrangements with individual counterparties that we believe are creditworthy and generally settle on a net basis. In addition, the ALCO performs a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Motors Financial Company, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Fort Worth, Texas
February 6, 2018

We have served as the Company's auditor since 2006.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$4,265	$2,815
Finance receivables, net (Note 4; Note 9 VIEs)	42,172	33,475
Leased vehicles, net (Note 5; Note 9 VIEs)	42,882	34,342
Goodwill (Note 6)	1,197	1,196
Equity in net assets of non-consolidated affiliate (Note 7)	1,187	944
Property and equipment, net of accumulated depreciation of $159 and $106	259	214
Deferred income taxes (Note 15)	249	242
Related party receivables (Note 3)	309	347
Other assets (Note 9 VIEs)	4,495	3,239
Assets held for sale (Note 2)	—	10,951
Total assets	$97,015	$87,765
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 8; Note 9 VIEs)	$39,887	$35,087
Unsecured debt (Note 8)	40,830	29,476
Accounts payable and accrued expenses	1,622	1,324
Deferred income	3,221	2,355
Deferred income taxes (Note 15)	288	223
Related party payables (Note 3)	92	320
Other liabilities	781	594
Liabilities held for sale (Note 2)	—	9,693
Total liabilities	86,721	79,072
Commitments and contingencies (Note 11)
Shareholders' equity
Common stock, $0.0001 par value per share, 10,000,000 shares authorized; 5,050,000 shares issued (Note 12)	—	—
Preferred stock, $0.01 par value per share, 250,000,000 shares authorized; 1,000,000 and 0 shares issued (Note 12)	—	—
Additional paid-in capital	7,525	6,505
Accumulated other comprehensive loss (Note 18)	(768)	(1,238)
Retained earnings	3,537	3,426
Total shareholders' equity	10,294	8,693
Total liabilities and shareholders' equity	$97,015	$87,765
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2017	2016	2015
Revenue
Finance charge income	$3,256	$2,846	$2,848
Leased vehicle income	8,606	5,896	2,795
Other income	289	241	224
Total revenue	12,151	8,983	5,867
Costs and expenses
Salaries and benefits	845	735	609
Other operating expenses	545	515	442
Total operating expenses	1,390	1,250	1,051
Leased vehicle expenses	6,415	4,506	2,190
Provision for loan losses (Note 4)	757	644	603
Interest expense	2,566	1,972	1,460
Total costs and expenses	11,128	8,372	5,304
Equity income (Note 7)	173	151	116
Income from continuing operations before income taxes	1,196	762	679
Income tax provision (Note 15)	111	105	194
Income from continuing operations	1,085	657	485
(Loss) income from discontinued operations, net of tax (Note 2)	(424)	97	161
Net income	$661	$754	$646

Net income attributable to common shareholder	$645	$754	$646

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2017	2016	2015
Net income	$661	$754	$646
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on cash flow hedges, net of income tax (benefit) expense of $(2), $11 and $0	(1)	17	—
Defined benefit plans after reclassification adjustment, net of income tax expense (benefit) of $9, $(3) and $(1)	21	(7)	(2)
Foreign currency translation adjustment before reclassification adjustment, net of income tax expense (benefit) of $33, $17 and $(1)	253	(144)	(669)
Reclassification adjustment(a)	197	—	—
Other comprehensive income (loss), net of tax	470	(134)	(671)
Comprehensive income (loss)	$1,131	$620	$(25)
_________________

(a)	The reclassification adjustment in 2017 is related to the sale of the European Operations.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Common stock shares
Balance at the beginning of period(a)	5,050,000	5,050,000	5,050,000
Common stock issued	—	—	—
Balance at the end of period	5,050,000	5,050,000	5,050,000
Common stock amount
Balance at the beginning of period	$—	$—	$—
Common stock issued	—	—	—
Balance at the end of period	$—	$—	$—
Preferred stock shares
Balance at the beginning of period	—	—	—
Preferred stock issued	1,000,000	—	—
Balance at the end of period	1,000,000	—	—
Preferred stock amount
Balance at the beginning of period	$—	$—	$—
Preferred stock issued	—	—	—
Balance at the end of period	$—	$—	$—
Additional paid-in capital
Balance at the beginning of period	$6,505	$6,484	$5,799
Stock-based compensation expense	35	21	35
Capital contributions from related party	—	—	649
Differences between tax payments due under consolidated return and separate return basis	—	—	1
Preferred Stock	985	—	—
Balance at the end of period	$7,525	$6,505	$6,484
Accumulated other comprehensive loss
Balance at the beginning of period	$(1,238)	$(1,104)	$(433)
Other comprehensive income (loss), net of tax	470	(134)	(671)
Balance at the end of period	$(768)	$(1,238)	$(1,104)
Retained earnings
Balance at the beginning of period	$3,426	$2,672	$2,026
Dividends paid	(550)	—	—
Net income	661	754	646
Balance at the end of period	$3,537	$3,426	$2,672
_________________

(a)	All shares have been retroactively adjusted to reflect the stock split executed on September 1, 2017. Refer to Note 12 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$1,085	$657	$485
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,706	4,789	2,365
Accretion and amortization of loan and leasing fees	(1,711)	(1,136)	(574)
Amortization of carrying value adjustment	—	(28)	(88)
Undistributed earnings of non-consolidated affiliate, net	(173)	(22)	(116)
Provision for loan losses	757	644	603
Deferred income taxes	42	8	128
Stock-based compensation expense	48	25	37
Other operating activities	(306)	(149)	(30)
Changes in assets and liabilities:
Other assets	(54)	(432)	(374)
Accounts payable and accrued expenses	153	209	251
Taxes payable	(29)	(5)	(10)
Related party taxes payable	—	—	(636)
Related party payables	1	1	6
Net cash provided by operating activities - continuing operations	6,519	4,561	2,047
Net cash provided by operating activities - discontinued operations	233	320	121
Net cash provided by operating activities	6,752	4,881	2,168
Cash flows from investing activities
Purchases of retail finance receivables, net	(19,524)	(14,180)	(13,905)
Principal collections and recoveries on retail finance receivables	12,854	9,899	8,548
Net funding of commercial finance receivables	(2,584)	(2,467)	(863)
Purchases of leased vehicles, net	(19,180)	(19,483)	(15,276)
Proceeds from termination of leased vehicles	6,667	2,554	1,095
Acquisition of equity interest	—	—	(1,049)
Disposition of equity interest	—	—	125
Purchases of property and equipment	(94)	(93)	(73)
Other investing activities	2	1	15
Net cash used in investing activities - continuing operations	(21,859)	(23,769)	(21,383)
Net cash provided by (used in) investing activities - discontinued operations	3	(1,005)	(650)
Net cash used in investing activities	(21,856)	(24,774)	(22,033)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	(105)	(309)	(21)
Borrowings and issuance of secured debt	32,480	27,379	19,203
Payments on secured debt	(27,451)	(17,294)	(11,503)
Borrowings and issuance of unsecured debt	15,883	12,234	12,043
Payments on unsecured debt	(5,018)	(2,754)	(1,652)
Borrowings on related party line of credit	—	418	—
Payments on related party line of credit	—	(418)	—
Debt issuance costs	(155)	(131)	(134)
Proceeds from issuance of preferred stock	985	—	—
Dividends paid	(550)	—	—
Capital contributions	—	—	649
Other	—	—	1
Net cash provided by financing activities - continuing operations	16,069	19,125	18,586
Net cash provided by financing activities - discontinued operations	219	1,109	1,531
Net cash provided by financing activities	16,288	20,234	20,117
Net increase in cash, cash equivalents and restricted cash	1,184	341	252
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	81	(41)	(295)
Cash, cash equivalents and restricted cash at beginning of period	5,302	5,002	5,045
Cash, cash equivalents and restricted cash at end of period	$6,567	$5,302	$5,002
Cash, cash equivalents and restricted cash from continuing operations at end of period	$6,567	$4,630	$4,258
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$672	$744

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$4,265	$2,815
Restricted cash included in other assets	2,302	1,815
Total	$6,567	$4,630
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
History and Operations We were formed on August 1, 1986 and have been a wholly-owned subsidiary of GM since October 2010. We acquired Ally Financial's auto finance and financial services operations in Europe and Latin America in 2013. Additionally, on January 2, 2015, we acquired an equity interest in SAIC-GMAC, a joint venture that conducts business in China, from Ally Financial. On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, our European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Operations are presented as discontinued operations in our consolidated financial statements for all periods presented. The assets and liabilities of the European Operations are presented as held for sale in our consolidated financial statements as of December 31, 2016. Refer to Note 2 for additional details regarding our disposal of these operations. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to our continuing operations.
Basis of Presentation The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including certain SPEs utilized in secured financing transactions, which are considered VIEs. All intercompany transactions and accounts have been eliminated in consolidation. Except as otherwise specified, dollar amounts presented within tables are stated in millions.
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
Cash Equivalents Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.
Net Presentation of Cash Flows on Commercial Finance Receivables and Related Debt Our commercial finance receivables are primarily comprised of floorplan financing, which are loans to dealers to finance vehicle inventory, also known as wholesale or inventory financing. In our experience, these loans are typically repaid within 90 days of when the credit is extended. Furthermore, we typically have the unilateral ability to call the loans and receive payment within 60 days of the call. Therefore, the presentation of the cash flows related to commercial finance receivables are reflected on the consolidated statements of cash flows as "Net funding of commercial finance receivables."
We have revolving debt agreements to finance our commercial lending activities. The revolving period of these agreements ranges from 12 to 18 months; however, the terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances. When a dealer repays a floorplan receivable to us, either the amount advanced against such receivables must be repaid by us or the equivalent amount in new receivables must be added to the borrowing base. Despite the revolving term exceeding 90 days, the actual term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within 90 days of when the credit is extended. Therefore, the cash flows related to these revolving debt agreements are reflected on the consolidated statements of cash flows as “Net change in debt (original maturities less than three months).”
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses inherent in our finance receivables.
We use a combination of forecasting methodologies to determine the allowance for loan losses, including roll rate modeling and static pool modeling techniques. A roll rate model is generally used to project near-term losses and static pool models are generally used to project losses over the remaining life. Probable losses are estimated for groups of accounts aggregated by past-due status and origination month. Generally, loss experience over the last 10 years is evaluated. Recent performance is more heavily weighted when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default (PD) and loss given default (LGD). PD and LGD are specifically estimated for each monthly vintage (i.e., group of originations) in cases where vintage models are used. PD is estimated based on expectations that are aligned with internal credit scores. LGD is projected based on historical trends experienced over the last 10 years, weighted toward more recent performance in order to consider recent market supply and demand factors that impact wholesale used vehicle pricing. While forecasted probable losses are quantitatively derived, we assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the current environment.
We also use historical charge-off experience to determine a loss confirmation period (LCP). The LCP is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when the receivable is charged off. This LCP is the basis of our allowance and is applied to the forecasted probable credit losses to determine the amount of losses we believe exist at the balance sheet date.
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
Finance receivables that are considered impaired, including TDRs, are individually evaluated for impairment. In assessing the risk of individually impaired loans such as TDRs, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation.
Commercial Finance Receivables and the Allowance for Loan Losses Our commercial lending offerings consist of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. For the International Segment, we established the allowance for loan losses based on historical loss experience. We have less of a history of commercial lending in the North America Segment; therefore, we have performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Based upon our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.
Charge-off Policy Our policy is to charge off a retail account in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off. In the North America Segment, we charge off accounts in repossession when the automobile is repossessed and legally available for disposition. In the International Segment, we charge off accounts based on the number of days past due or when the automobile is repossessed.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commercial finance receivables are individually evaluated and, where collectability of the recorded balance is in doubt, are written down to the fair value of the collateral less costs to sell. Commercial receivables are charged off at the earlier of when they are deemed uncollectible or reach 360 days past due.
Troubled Debt Restructurings In evaluating whether a loan modification constitutes a TDR, our policy for retail loans is that both of the following must exist: (i) the modification constitutes a concession; and (ii) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to customers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meets the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, we have determined that the second deferment granted by us on a retail loan will be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy that have an interest rate or principal adjustment as part of a confirmed bankruptcy plan will also be considered TDRs. Retail finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of expected cash flows of the receivable discounted at the loan's original effective interest rate.
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
We estimate the expected residual value based on third party data which considers inputs including recent auction values, the expected future volume of returning leased vehicles, used car prices, manufacturer incentive programs and fuel prices. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Changes in the expected residual value result in increased or decreased depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds. Under the accounting for impairment or disposal of long-lived assets, vehicles on operating leases are evaluated by asset group for impairment. We aggregate leased vehicles into asset groups based on make, year and model. When asset group indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased assets at the end of the lease, are less than the book value of the lease asset group, an immediate impairment write-down is recognized if the difference is deemed not recoverable.
Variable Interest Entities – Securitizations and Credit Facilities We finance our loan and lease origination volume through the use of our credit facilities and execution of securitization transactions, which both utilize SPEs. In our credit facilities, we transfer finance receivables and lease-related assets to SPEs. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of the assets.
In our securitizations, we transfer finance receivables and lease-related assets to SPEs structured as securitization trusts (Trusts), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.
Our continuing involvement with the credit facilities and Trusts consist of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under U.S. GAAP and are consolidated because we have: (i) power over the significant activities of the entities and (ii) an obligation to absorb losses and the right to receive benefits from the VIEs which could be significant to the VIEs. Accordingly, we are the primary beneficiary of the VIEs and the finance receivables, lease-related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. Refer to Note 4, Note 8 and Note 9 for further information.
We are not required, and do not currently intend, to provide any additional financial support to SPEs. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, lease-related assets and cash held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries.

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
Property and Equipment Property and equipment additions are carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 30 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in other operating expenses. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized.
Goodwill Goodwill is tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. A two-step impairment test is used to identify potential goodwill impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. When performing our goodwill impairment testing, the fair values of our reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections.
Derivative Financial Instruments We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. We do not use derivative financial instruments for trading or speculative purposes.
Interest rate risk management contracts are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, our credit exposure is limited to the uncollected interest and the market value related to the contracts that have become favorable to us. We maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement. We enter into derivative contracts and establish risks limits with counterparties that we believe are creditworthy and generally settle on a net basis. In addition, management performs a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.
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
Interest Rate Cap and Floor Agreements We may purchase interest rate cap and floor agreements to limit floating rate exposures in our credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap or floor agreement in order to offset the premium paid to purchase the interest rate cap or floor agreement and thus retain the interest rate risk. Because the interest rate cap and floor agreements entered into by us or our SPEs do not qualify for hedge accounting, changes in the fair value of interest rate cap and floor agreements purchased by the SPEs and interest rate cap and floor agreements sold by us are recorded in interest expense.
Foreign Currency Swaps Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies. We face exposure to currency exchange rates when the currency of our earning assets differs from the currency of the debt funding those assets. When possible, we fund earning assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps to convert our debt obligations to the local currency of the earning assets being financed.

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
We record uncertain tax positions on the basis of a two-step process whereby: (i) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax provision.
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
Finance charge income related to commercial finance receivables is recognized using the effective interest method. Accrual of finance charge income is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt about the full collectability of contractually agreed upon principal and interest exists. Payments received on non-accrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account status fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged off).
Operating lease rental income for leased vehicles is recognized on a straight-line basis over the lease term. Net deferred origination fees or costs are amortized on a straight-line basis over the term of the lease agreement.
Parent Company Stock-Based Compensation We measure and record compensation expense for parent company stock-based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award. Refer to Note 13 for further information.
Recently Issued Accounting Standards Not Yet Adopted In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, became effective for us on January 1, 2018. The adoption of ASU 2014-09 on January 1, 2018 was not material to our consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. Credit losses under the new model will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses upon loan origination as compared to our current accounting that recognizes credit losses as incurred. We are currently evaluating new processes to calculate credit losses in accordance with ASU 2016-13 that, once completed, will determine the impact on our consolidated financial statements, which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to retained earnings.
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), which simplifies the application of hedge accounting and more closely aligns hedge accounting with companies' risk management strategies thereby making more hedging strategies eligible for hedge accounting. ASU 2017-12 became effective for us on January 1, 2018. ASU 2017-12 expanded disclosure requirements and required a cumulative-effect adjustment for certain items upon adoption. The adoption of ASU 2017-12 was not material to our consolidated financial statements.
Note 2. Discontinued Operations
On March 5, 2017, General Motors Holdings LLC, a wholly-owned subsidiary of GM and our parent, entered into an agreement with Peugeot S.A. On July 31, 2017, GM closed the sale of the Opel and Vauxhall businesses and certain other assets in Europe to Peugeot S.A., and on October 31, 2017, we closed the sale of certain of our European Operations to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A.
The net consideration paid at closing for our European Operations was $1.1 billion, and we recognized a disposal loss of $525 million, which includes $197 million related to the recognition of foreign currency translation losses.
The following table summarizes the assets and liabilities of the European Operations at December 31, 2016:

December 31, 2016
ASSETS
Cash and cash equivalents	$386
Finance receivables, net	9,715
Related party receivables	163
Other assets	687
Total assets held for sale	$10,951
LIABILITIES
Secured debt	$4,183
Unsecured debt	5,130
Related party payables	80
Other liabilities	300
Total liabilities held for sale	$9,693

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations of the European Operations:

	Years Ended December 31,
	2017	2016	2015
Total revenue	$474	$574	$588
Interest expense	79	136	156
Other expenses	263	287	273
Total costs and expenses	342	423	429
Income from discontinued operations before income taxes	132	151	159
Loss on sale of discontinued operations before income taxes	525	—	—
(Loss) income from discontinued operations before income taxes	(393)	151	159
Income tax provision (benefit)	31	54	(2)
(Loss) income from discontinued operations, net of tax	$(424)	$97	$161
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover certain interest payments on commercial loans.
In March 2017, we executed an agreement to purchase certain program vehicles from Maven Drive LLC (Maven), a wholly-owned subsidiary of GM. We simultaneously leased these vehicles to Maven for use in their U.S. ride-sharing arrangements. We account for these leases as direct-financing leases, which are included in our finance receivables, net.
We periodically purchase retail finance receivables from GM for vehicles sold to rental car companies. During 2017, we purchased $269 million of these receivables from GM.
In November 2017, following the sale of our European Operations, we paid a $550 million special dividend to GM, which is included in the financing section of our consolidated statement of cash flows.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. The balance in these payables decreased from December 31, 2016 due to a re-timing of cash payments to GM.
The following tables present related party transactions:

Balance Sheet Data	December 31, 2017	December 31, 2016
Commercial finance receivables, net due from dealers consolidated by GM(a)	$355	$347
Direct-financing lease receivables from Maven(a)	$88	$—
Subvention receivable(b)	$306	$347
Commercial loan funding payable(c)	$90	$320

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Statement Data	Years Ended December 31,
	2017	2016	2015
Interest subvention earned on retail finance receivables(d)	$438	$337	$235
Interest subvention earned on commercial finance receivables(d)	$54	$50	$54
Leased vehicle subvention earned(e)	$3,046	$2,232	$999
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables. We received subvention payments from GM of $4.3 billion, $4.2 billion and $3.5 billion during 2017, 2016 and 2015.

(c)	Included in related party payables.

(d)	Included in finance charge income.

(e)	Included as a reduction to leased vehicle expenses.
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
We are included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2017 and 2016, there are no related party taxes payable to GM due to our taxable loss position.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Finance Receivables

	December 31, 2017	December 31, 2016
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$30,574	$24,480
Retail finance receivables, individually evaluated for impairment, net of fees	2,228	1,920
Total retail finance receivables(a)	32,802	26,400
Less: allowance for loan losses - collective	(561)	(489)
Less: allowance for loan losses - specific	(328)	(276)
Total retail finance receivables, net	31,913	25,635
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	10,290	7,853
Commercial finance receivables, individually evaluated for impairment, net of fees	22	27
Total commercial finance receivables	10,312	7,880
Less: allowance for loan losses - collective	(50)	(36)
Less: allowance for loan losses - specific	(3)	(4)
Total commercial finance receivables, net	10,259	7,840
Total finance receivables, net	$42,172	$33,475
Fair value of finance receivables	$42,178	$33,528
________________

(a)	Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $228 million and $178 million at December 31, 2017 and 2016.

We estimate the fair value of retail finance receivables using observable and unobservable Level 3 inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, charge-offs and recoveries of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables. The projected cash flows are then discounted to derive the fair value of the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and, therefore, could potentially affect the assumptions used in our cash flow model. A substantial majority of our commercial finance receivables have variable interest rates. The carrying amount, a Level 2 input, is considered to be a reasonable estimate of fair value.

Retail Finance Receivables	Years ended December 31,
	2017	2016	2015
Retail finance receivables beginning balance	$26,400	$22,397	$18,859
Purchases	19,920	14,468	13,919
Principal collections and other	(12,428)	(9,508)	(7,891)
Charge-offs	(1,171)	(1,136)	(966)
Foreign currency translation	81	179	(1,524)
Retail finance receivables ending balance	$32,802	$26,400	$22,397
A summary of the activity in the allowance for retail loan losses is as follows:

	Years ended December 31,
	2017	2016	2015
Allowance for retail loan losses beginning balance	$765	$713	$638
Provision for loan losses	742	640	592
Charge-offs	(1,171)	(1,136)	(966)
Recoveries	552	542	469
Foreign currency translation	1	6	(20)
Allowance for retail loan losses ending balance	$889	$765	$713

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or their equivalent), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. A summary of the credit risk profile by FICO score band or equivalent scores, determined at origination, of the retail finance receivables is as follows:

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$16,892	51.5%	$11,417	43.2%
Near-prime - FICO Score 620 to 679	5,226	15.9	4,222	16.0
Sub-prime - FICO Score less than 620	10,684	32.6	10,761	40.8
Balance at end of period	$32,802	100.0%	$26,400	100.0%

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

	December 31, 2017		December 31, 2016
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,334	4.1%	$1,220	4.6%
Greater than 60 days	559	1.7	532	2.0
Total finance receivables more than 30 days delinquent	1,893	5.8	1,752	6.6
In repossession	27	—	47	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,920	5.8%	$1,799	6.8%
At December 31, 2017 and 2016, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $778 million and $798 million.
Impaired Retail Finance Receivables - TDRs Retail finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. Accounts that become classified as TDRs because of a payment deferral accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer; therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in the U.S. in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	December 31, 2017	December 31, 2016
Outstanding recorded investment	$2,228	$1,920
Less: allowance for loan losses	(328)	(276)
Outstanding recorded investment, net of allowance	$1,900	$1,644
Unpaid principal balance	$2,266	$1,967

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information about loans classified as TDRs is presented below:

	Years Ended December 31,
	2017	2016	2015
Average outstanding recorded investment	$2,074	$1,766	$1,455
Finance charge income recognized	$228	$205	$164
Number of loans classified as TDRs during the period	74,784	66,926	58,012
Recorded investment of loans classified as TDRs during the period	$1,309	$1,148	$982
The unpaid principal balance, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were $27 million, $26 million and $20 million for 2017, 2016 and 2015.

Commercial Finance Receivables	Years Ended December 31,
	2017	2016	2015
Commercial finance receivables beginning balance	$7,880	$5,392	$4,884
Net funding	2,356	2,534	848
Charge-offs	(2)	(1)	(3)
Foreign currency translation	78	(45)	(337)
Commercial finance receivables ending balance	$10,312	$7,880	$5,392
Commercial Credit Quality Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

			December 31, 2017		December 31, 2016
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,915	18.6%	$1,389	17.6%
Group II	-	Dealers with strong financial metrics	3,584	34.7	2,661	33.8
Group III	-	Dealers with fair financial metrics	3,424	33.2	2,775	35.2
Group IV	-	Dealers with weak financial metrics	1,048	10.2	631	8.0
Group V	-	Dealers warranting special mention due to elevated risks	260	2.5	334	4.2
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	81	0.8	90	1.2
Balance at end of period			$10,312	100.0%	$7,880	100.0%
At December 31, 2017 and 2016, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for 2017, 2016 and 2015.
Note 5. Leased Vehicles

	December 31, 2017	December 31, 2016
Leased vehicles	$62,203	$48,340
Manufacturer subvention	(9,468)	(7,686)
	52,735	40,654
Less: accumulated depreciation	(9,853)	(6,312)
Leased vehicles, net	$42,882	$34,342

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in our leased vehicles is as follows:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$40,654	$22,913	$8,238
Leased vehicles purchased	25,421	25,221	20,128
Terminated leases	(11,160)	(4,089)	(1,783)
Leased vehicles returned - default	(627)	(358)	(120)
Manufacturer subvention on leased vehicles purchased	(3,799)	(3,777)	(3,431)
Manufacturer subvention on terminated leases	2,055	678	266
Foreign currency translation	191	66	(385)
Balance at end of period	$52,735	$40,654	$22,913

The following table summarizes minimum rental payments due to us as lessor under operating leases:

	Years Ending December 31,
	2018	2019	2020	2021	2022	Total
Minimum rental payments under operating leases	$6,848	$4,530	$1,759	$189	$12	$13,338
Note 6. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years ended December 31,
	2017			2016			2015
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$91	$1,196	$1,105	$84	$1,189	$1,106	$138	$1,244
Foreign currency translation	—	1	1	—	7	7	(1)	(54)	(55)
Ending balance	$1,105	$92	$1,197	$1,105	$91	$1,196	$1,105	$84	$1,189

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Equity in Net Assets of Non-consolidated Affiliate
We use the equity method to account for our equity interest in SAIC-GMAC, a joint venture that conducts auto finance operations in China. The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.

Summarized Balance Sheet Data(a):	December 31, 2017	December 31, 2016
Finance receivables, net	$13,459	$10,408
Total assets	$16,198	$11,089
Debt	$9,349	$6,681
Total liabilities	$13,807	$9,330

	Years Ended December 31,
Summarized Operating Data(a):	2017	2016	2015
Finance charge income	$1,053	$940	$971
Provision for loan losses	$(6)	$18	$45
Interest expense	$337	$257	$338
Income before income taxes	$661	$570	$463
Net income	$496	$428	$347
 _________________

(a)	This data represents that of the entire entity and not our 35% proportionate share.

There were no dividends received from SAIC-GMAC in 2017 or 2015. We received dividends from SAIC-GMAC of $129 million in 2016. At December 31, 2017 and 2016, we had undistributed earnings of $315 million and $142 million related to SAIC-GMAC.
Note 8. Debt

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$4,694	$4,713	$8,503	$8,498
Securitization notes payable	35,193	35,235	26,584	26,664
Total secured debt	39,887	39,948	35,087	35,162
Unsecured debt
Senior notes	36,820	37,969	26,737	27,304
Credit facilities	2,368	2,375	1,961	1,961
Other unsecured debt	1,642	1,645	778	780
Total unsecured debt	40,830	41,989	29,476	30,045
Total secured and unsecured debt	$80,717	$81,937	$64,563	$65,207
Fair value utilizing Level 2 inputs		$79,623		$62,951
Fair value utilizing Level 3 inputs		$2,314		$2,256

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

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average interest rate on secured debt was 2.37% at December 31, 2017. Issuance costs on the secured debt of $90 million as of December 31, 2017 and $75 million as of December 31, 2016 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to five years. During 2017, we entered into new credit facilities and renewed credit facilities with a total net additional borrowing capacity of $2.9 billion.
Securitization notes payable at December 31, 2017 are due beginning in 2019 through 2025. During 2017, we issued $22.4 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.10%.
Unsecured Debt
Senior Notes At December 31, 2017, we had $37.3 billion aggregate outstanding in senior notes that mature from 2018 through 2027 and have a weighted average interest rate of 3.27%. Issuance costs on senior notes of $122 million as of December 31, 2017 and $110 million as of December 31, 2016 are amortized to interest expense over the term of the notes.
During 2017, we issued $12.7 billion in aggregate principal amount of senior notes with a weighted average interest rate of 2.85% and maturity dates ranging from 2019 through 2027.
In January 2018, we issued $1.65 billion in senior notes with a weighted average interest rate of 3.26% and maturity dates ranging from 2023 through 2028.
All of these notes are guaranteed by AmeriCredit Financial Services, Inc. (AFSI), our primary U.S. operating subsidiary, and $821 million in senior notes issued by subsidiaries in Canada and Mexico are also guaranteed by General Motors Financial Company, Inc. Our currently outstanding $500 million 6.75% senior notes mature on June 1, 2018, and when, among other things, such notes are discharged on or before the stated maturity date, the AFSI guarantees on all outstanding senior notes will be automatically and unconditionally released and discharged.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources, primarily in the International Segment. During 2017, we increased net borrowing capacity on unsecured committed credit facilities by $24 million.
The terms of advances under our unsecured credit facilities are determined and agreed to by us and the lender on the borrowing date for each advance and can have maturities up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 7.28% at December 31, 2017.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Secured debt	$19,348	$12,406	$6,203	$1,775	$227	$—	$39,959
Unsecured debt	5,154	6,083	8,493	6,027	5,096	10,477	41,330
Interest payments	2,373	1,653	1,149	787	532	1,144	7,638
	$26,875	$20,142	$15,845	$8,589	$5,855	$11,621	$88,927
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At December 31, 2017, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2017	December 31, 2016
Restricted cash(a)	$2,267	$1,780
Finance receivables, net of fees	$28,364	$24,644
Lease related assets	$22,222	$19,341
Secured debt	$39,328	$34,185
_______________
(a) Included in other assets.
Note 10. Derivative Financial Instruments and Hedging Activities

		December 31, 2017		December 31, 2016
	Level	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges
Assets
Fair value hedges
Interest rate swaps	2	$1,250	$2	$—	$—
Cash flow hedges
Interest rate swaps	2,3	2,177	15	3,070	12
Foreign currency swaps	2	1,574	103	—	—
Total assets(a)		$5,001	$120	$3,070	$12
Liabilities
Fair value hedges
Interest rate swaps	2	$9,860	$290	$7,700	$276
Cash flow hedges
Interest rate swaps	2,3	—	—	500	1
Foreign currency swaps	2	—	—	791	33
Total liabilities(b)		$9,860	$290	$8,991	$310
Derivatives not designated as hedges
Assets
Interest rate swaps	2,3	$38,741	$260	$7,959	$54
Interest rate caps and floors	2	16,840	69	9,698	26
Foreign currency swaps	2	1,201	104	—	—
Total assets(a)		$56,782	$433	$17,657	$80
Liabilities
Interest rate swaps	2,3	$8,404	$137	$6,170	$28
Interest rate caps and floors	2	17,953	70	12,146	26
Total liabilities(b)		$26,357	$207	$18,316	$54
 _________________

(a)	Derivative assets are included in other assets.

(b)	Derivative liabilities are included in other liabilities. Amounts accrued for interest payments in a net receivable position are included in other assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. The fair value for Level 3 instruments was derived using the income approach based on a discounted cash flow model, in which expected cash flows are discounted using current risk-adjusted rates. The activity for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was insignificant for 2017, 2016 and 2015.

	Income (Losses) Recognized In Income
	Years Ended December 31,
	2017	2016	2015
Fair value hedges
Interest rate contracts(a)(b)	$42	$(7)	$1
Cash flow hedges
Interest rate contracts(a)	3	(3)	—
Foreign currency contracts(c)	121	39	—
Derivatives not designated as hedges
Interest rate contracts(a)	40	27	(12)
Foreign currency contracts(c)(d)	86	—	4
Total	$292	$56	$(7)
_________________

(a)	Recognized in earnings as interest expense.

(b)	Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts offset by the change in fair value of hedged debt attributable to the hedged risk.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Years Ended December 31,
	2017	2016	2015
Cash flow hedges
Interest rate contracts	$5	$4	$—
Foreign currency contracts	81	(20)	—
Total	$86	$(16)	$—

	(Losses) Gains Reclassified From Accumulated Other Comprehensive Loss Into Income
	Years Ended December 31,
	2017	2016	2015
Cash flow hedges
Interest rate contracts	$(1)	$2	$—
Foreign currency contracts	(86)	31	—
Total	$(87)	$33	$—

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Commitments and Contingencies
Leases We lease space for our operating facilities and administrative offices under leases with terms up to 10 years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. A summary of lease expense and operating lease commitments is as follows:

	Years Ended December 31,
	2017	2016	2015
Lease expense	$29	$24	$22

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease commitments	$27	$26	$25	$23	$22	$63	$186
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
Borrowers located in Texas accounted for 12.8% of the retail finance receivable portfolio as of December 31, 2017. No other state or country accounted for more than 10% of the retail finance receivable portfolio.
At December 31, 2017, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.
Guarantees of Indebtedness The payments of principal and interest on senior notes issued by our top-tier holding company and our primary Canadian and Mexican operating subsidiaries are guaranteed by our primary U.S. operating subsidiary, AFSI. At December 31, 2017, the aggregate principal amount of our senior notes was $37.3 billion of which $821 million issued by our subsidiaries in Canada and Mexico are also guaranteed by the Company. Refer to Note 21 for further discussion.
At December 31, 2017, the Company and AFSI have guaranteed approximately $2.0 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., a former subsidiary of the Company, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement entered into with BNP Paribas in connection with the sale of certain of our European Operations on October 31, 2017, BNP Paribas has agreed to pay to the Company and AFSI any amount that the Company and AFSI may pay under any such guarantees.
Legal Proceedings We are subject to various pending and potential legal and regulatory proceedings in the ordinary course of business, including litigation, arbitration, claims, investigations, examinations, subpoenas and enforcement proceedings. Some litigation against us could take the form of class actions. The outcome of these proceedings are inherently uncertain, and thus we cannot confidently predict how or when proceedings will be resolved. An adverse outcome in one or more of these proceedings could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm. We identify below the material proceedings in connection with which we believe a material loss is reasonably possible or probable.
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2017, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $70 million, and have accrued $23 million.
In 2014 and 2015, we were served with investigative subpoenas from various state attorneys general and other governmental offices to produce documents and data relating to our automobile loan and lease business and securitization of loans and leases. We believe that we have cooperated fully with all reasonable requests for information.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $19 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12. Shareholders' Equity
On September 1, 2017, we executed a 10,000 to 1 stock split of each share of our previously authorized common stock, par value $1.00 per share. Each outstanding share was deemed automatically converted into 10,000 shares of common stock, par value $0.0001 per share.
On September 20, 2017, we issued 1,000,000 shares, par value $0.01 per share, of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A, at a liquidation preference $1,000 per share, for net proceeds of $985 million.
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
Note 13. Parent Company Stock-Based Compensation
GM grants to certain employees and key executive officers Restricted Stock Units (RSUs), Performance-based Share Units (PSUs) and stock options. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans, such as retirement, death or disability.
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
The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (units in thousands):

	Year Ended December 31, 2017
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Units outstanding at January 1, 2017	2,827	$25.37	1.7
Granted	915	$32.90
Settled	(701)	$36.56
Forfeited or expired	(168)	$11.93
Units outstanding at December 31, 2017	2,873	$28.44	1.4
Units unvested and expected to vest at December 31, 2017	1,837	$34.51	1.9
Units vested and payable at December 31, 2017	949	$16.71
Total compensation expense related to the above awards was $48 million, $45 million and $36 million in 2017, 2016 and 2015.
The assumptions used to estimate the fair value of the stock options issued during 2017 and 2015 are a dividend yield of 4.43% and 4.60%, expected volatility of 25.0% and 26.1%, a risk-free interest rate of 1.97% and 2.00%, and an expected option life of 5.84 and 6.59 years. There were no stock options issued during 2016.
At December 31, 2017, total unrecognized compensation expense for nonvested equity awards granted was $35 million. This expense is expected to be recorded over a weighted-average period of 1.4 years. The total fair value of RSUs and PSUs vested in 2017 was $16 million and in 2016 and 2015 was $12 million.
In 2017, 2016, and 2015, total payments for 300,000, 49,000 and 254,000 RSUs settled in cash under stock incentive plans were $11 million, $2 million and $9 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized $20 million, $17 million and $14 million in compensation expense for 2017, 2016 and 2015 related to these plans. Contributions to the plans were made in cash.
Note 15. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2017	2016	2015
U.S. income	$710	$336	$374
Non-U.S. income	313	275	189
Income before income taxes and equity income	$1,023	$611	$563

Income Tax Expense	Years Ended December 31,
	2017	2016	2015
Current income tax expense
U.S. federal	$—	$(1)	$13
U.S. state and local	(4)	—	(5)
Non-U.S.	73	98	58
Total current	69	97	66
Deferred income tax expense
U.S. federal	(16)	(1)	115
U.S. state and local	31	13	6
Non-U.S.	27	(4)	7
Total deferred	42	8	128
Total income tax provision	$111	$105	$194
Provisions are made for estimated U.S. and non-U.S. income taxes, which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries not deemed to be indefinitely reinvested. At December 31, 2017 and 2016, taxes of $45 million and $4 million have not been provided on basis differences in investments as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
The following table summarizes a reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory income tax rate:

	Years Ended December 31,
	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at other than 35%	(0.1)	(0.3)	(0.8)
State and local income taxes	3.5	2.5	1.1
U.S. tax on non-U.S. earnings	7.3	(15.4)	7.8
Valuation allowance	1.1	7.8	1.2
Tax credits and incentives	(11.2)	(12.4)	(8.4)
U.S. federal tax reform impact	(23.4)	—	—
Other	(1.3)	—	(1.5)
Effective tax rate	10.9%	17.2%	34.4%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2017 and 2016 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$811	$1,049
Net operating loss carryforward - non-U.S.(b)	180	178
Market value difference of loan portfolio	102	102
Accruals	122	117
Tax credits(c)	789	388
Other	157	111
Total deferred tax assets before valuation allowance	2,161	1,945
Less: valuation allowance	(326)	(144)
Total deferred tax assets	1,835	1,801
Deferred tax liabilities
Depreciable assets	1,619	1,482
Deferred acquisition costs	130	177
Other	125	123
Total deferred tax liabilities	1,874	1,782
Net deferred tax (liability) asset	$(39)	$19
_________________

(a)	Includes tax-effected operating losses of $0.8 billion expiring through 2038 at December 31, 2017.

(b)	Includes tax-effected operating losses of $115 million expiring through 2038 and $65 million that may be carried forward indefinitely at December 31, 2017.

(c)	Includes tax credits of $789 million expiring through 2038 at December 31, 2017.
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. As of December 31, 2017, we have $326 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The increase in our valuation allowance of $182 million is primarily related to U.S. foreign tax credits that we do not expect to utilize within the carryforward period.

Uncertain Tax Positions	Years Ended December 31,
	2017	2016	2015
Beginning balance	$56	$57	$77
Additions to prior years' tax positions	—	4	—
Reductions to prior years' tax positions	(1)	(6)	(4)
Additions to current year tax positions	4	2	—
Reductions in tax positions due to lapse of statutory limitations	(5)	(4)	(7)
Settlements	—	—	(2)
Foreign currency translation	—	3	(7)
Ending balance	$54	$56	$57
At December 31, 2017, 2016 and 2015, there were $33 million, $35 million and $32 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within the related tax liability line on the consolidated balance sheets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2017, 2016 and 2015, income tax related interest and penalties recorded were insignificant. At December 31, 2017 and 2016 we had liabilities of $80 million for income tax-related interest and penalties.
At December 31, 2017, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Periodically, we make deposits to taxing jurisdictions which reduce our unrecognized tax benefit balance, but are not reflected in the reconciliation above. At December 31, 2017 and 2016 the amount of deposits that reduce our unrecognized tax benefit liability in the consolidated balance sheets was $15 million.
Other Matters Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2017 and 2016, there were no related party taxes payable due to GM due to our taxable loss position.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2010 to 2017 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Act during the three months ended December 31, 2017, and recorded a $240 million tax benefit. The tax benefit is made up of a $452 million benefit due to the remeasurement of deferred tax liabilities at the 21% tax rate, offset by a territorial tax of $212 million. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Note 16. Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2017	2016	2015
Interest costs (none capitalized)	$2,571	$1,761	$1,204
Income taxes	$99	$102	$68
Non-cash investing items consist of the following:

	Years Ended December 31,
	2017	2016	2015
Subvention receivable from GM	$306	$347	$362
Commercial loan funding payable to GM(a)	$90	$320	$303
_________________

(a)	Refer to Note 3 for further information.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17. Segment Reporting and Geographic Information

We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: the North America Segment and the International Segment. The North America Segment includes our operations in the U.S. and Canada. The International Segment includes our operations in Brazil, Chile, Colombia, Mexico and Peru as well as our equity investment in SAIC-GMAC, a joint venture that conducts auto finance operations in China. Our chief operating decision maker evaluates the operating results and performance of our business based on these operating segments. The management of each segment is responsible for executing our strategies. As discussed in Note 2, our European Operations are presented as discontinued operations and are excluded from our segment results for all periods presented. These operations were previously included in our International Segment. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2017
	North America	International	Total
Total revenue	$10,999	$1,152	$12,151
Operating expenses	1,050	340	1,390
Leased vehicle expenses	6,391	24	6,415
Provision for loan losses	623	134	757
Interest expense	2,032	534	2,566
Equity income	—	173	173
Income from continuing operations before income taxes	$903	$293	$1,196

	Year Ended December 31, 2016
	North America	International	Total
Total revenue	$7,948	$1,035	$8,983
Operating expenses	891	359	1,250
Leased vehicle expenses	4,499	7	4,506
Provision for loan losses	566	78	644
Interest expense	1,481	491	1,972
Equity income	—	151	151
Income from continuing operations before income taxes	$511	$251	$762

	Year Ended December 31, 2015
	North America	International	Total
Total revenue	$4,777	$1,090	$5,867
Operating expenses	735	316	1,051
Leased vehicle expenses	2,190	—	2,190
Provision for loan losses	466	137	603
Interest expense	907	553	1,460
Equity income	—	116	116
Income from continuing operations before income taxes	$479	$200	$679

	December 31, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Finance receivables, net	$35,436	$6,736	$42,172	$27,617	$5,858	$33,475
Leased vehicles, net	$42,753	$129	$42,882	$34,284	$58	$34,342
Total assets(a)	$87,618	$9,397	$97,015	$68,656	$19,109	$87,765
________________

(a)	International Segment includes assets held for sale of $11.0 billion at December 31, 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2017		2016		2015
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$10,424	$40,674	$7,440	$32,506	$4,324	$18,501
Brazil	589	3	652	3	757	3
Other countries(b)	1,138	2,464	891	2,047	786	1,746
Total consolidated	$12,151	$43,141	$8,983	$34,556	$5,867	$20,250
_________________

(a)	Long-lived assets includes $42.9 billion, $34.3 billion and $20.1 billion of vehicles on operating leases at December 31, 2017, 2016 and 2015.

(b)	No individual country represents more than 10% of our total revenue or long-lived assets.
Note 18. Accumulated Other Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
Unrealized gain on cash flow hedges
Beginning balance	$17	$—	$—
Change in value of cash flow hedges, net of tax	(1)	17	—
Ending balance	16	17	—
Defined benefit plans
Beginning balance	(20)	(13)	(11)
Unrealized gain (loss) on subsidiary pension before reclassification adjustment, net of tax	—	(7)	(2)
Reclassification adjustment, net of tax(a)	21	—	—
Ending balance	1	(20)	(13)
Foreign currency translation adjustment
Beginning balance	(1,235)	(1,091)	(422)
Translation gain (loss) before reclassification adjustment, net of tax	253	(144)	(669)
Reclassification adjustment(a)	197	—	—
Ending balance	(785)	(1,235)	(1,091)
Total accumulated other comprehensive loss	$(768)	$(1,238)	$(1,104)
_________________

(a)	The reclassification adjustment in 2017 is related to the sale of the European Operations.
Note 19. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 17.4% and the minimum capital requirement was 10.5%. Total assets of our regulated international banks and finance companies were approximately $7.8 billion and $6.9 billion at December 31, 2017 and 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 20. Quarterly Financial Data (unaudited)
The following tables summarize supplementary quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenue	$2,748	$2,990	$3,161	$3,252
Income from continuing operations	$179	$270	$186	$450
Income (loss) from discontinued operations, net of tax	$23	$(208)	$16	$(255)
Net income	$202	$62	$202	$195

2016
Total revenue	$1,931	$2,138	$2,360	$2,554
Income from continuing operations	$138	$143	$134	$242
Income from discontinued operations, net of tax	$26	$46	$13	$12
Net income	$164	$189	$147	$254
During the three months ended June 30, 2017 and September 30, 2017, we recognized a portion of the loss on the disposal of the European Operations of $336 million and $38 million, in accordance with ASC 360 - "Property, Plant and Equipment." We recognized the remaining $151 million in disposal loss during the three months ended December 31, 2017, at the closing of the sale of the European Operations.
Note 21. Guarantor Consolidating Financial Statements
The payment of principal and interest on senior notes issued by our top-tier holding company is currently guaranteed solely by AFSI (the Guarantor) and none of our other subsidiaries (the Non-Guarantor Subsidiaries). The Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. The Guarantor’s guarantee may be released only in certain circumstances, including the sale or disposition of all of the Guarantor’s assets or capital stock, legal or covenant defeasance, and the discharge of certain guaranteed senior notes.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 (after the elimination of intercompany balances and transactions).
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2017

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,535	$730	$—	$4,265
Finance receivables, net	—	9,569	32,603	—	42,172
Leased vehicles, net	—	—	42,882	—	42,882
Goodwill	1,095	—	102	—	1,197
Equity in net assets of non-consolidated affiliate	—	—	1,187	—	1,187
Property and equipment, net	—	192	67	—	259
Deferred income taxes	549	21	249	(570)	249
Related party receivables	2	23	284	—	309
Other assets	9	1,284	3,604	(402)	4,495
Due from affiliates	35,312	22,603	—	(57,915)	—
Investment in affiliates	9,870	6,426	—	(16,296)	—
Total assets	$46,837	$43,653	$81,708	$(75,183)	$97,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt	$—	$—	$40,289	$(402)	$39,887
Unsecured debt	36,145	—	4,685	—	40,830
Accounts payable and accrued expenses	338	382	902	—	1,622
Deferred income	—	—	3,221	—	3,221
Deferred income taxes	—	—	858	(570)	288
Related party payables	2	—	90	—	92
Other liabilities	58	585	138	—	781
Due to affiliates	—	35,110	22,805	(57,915)	—
Total liabilities	36,543	36,077	72,988	(58,887)	86,721
Shareholders' equity
Common stock	—	—	698	(698)	—
Preferred stock	—	—	—	—	—
Additional paid-in capital	7,525	79	2,123	(2,202)	7,525
Accumulated other comprehensive loss	(768)	(109)	(714)	823	(768)
Retained earnings	3,537	7,606	6,613	(14,219)	3,537
Total shareholders' equity	10,294	7,576	8,720	(16,296)	10,294
Total liabilities and shareholders' equity	$46,837	$43,653	$81,708	$(75,183)	$97,015

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2016

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,284	$531	$—	$2,815
Finance receivables, net	—	4,969	28,506	—	33,475
Leased vehicles, net	—	—	34,342	—	34,342
Goodwill	1,095	—	101	—	1,196
Equity in net assets of non-consolidated affiliate	—	—	944	—	944
Property and equipment, net	—	152	62	—	214
Deferred income taxes	502	89	242	(591)	242
Related party receivables	—	25	322	—	347
Other assets	4	643	2,761	(169)	3,239
Assets held for sale	—	—	10,959	(8)	10,951
Due from affiliates	24,548	16,065	—	(40,613)	—
Investment in affiliates	8,986	6,445	—	(15,431)	—
Total assets	$35,135	$30,672	$78,770	$(56,812)	$87,765
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Secured debt	$—	$—	$35,256	$(169)	$35,087
Unsecured debt	26,076	—	3,400	—	29,476
Accounts payable and accrued expenses	302	273	749	—	1,324
Deferred income	—	—	2,355	—	2,355
Deferred income taxes	—	—	814	(591)	223
Related party payables	1	—	319	—	320
Other liabilities	63	417	114	—	594
Liabilities held for sale	—	—	9,694	(1)	9,693
Due to affiliates	—	24,437	16,183	(40,620)	—
Total liabilities	26,442	25,127	68,884	(41,381)	79,072
Shareholder's equity
Common stock	—	—	698	(698)	—
Additional paid-in capital	6,505	79	5,345	(5,424)	6,505
Accumulated other comprehensive loss	(1,238)	(161)	(1,223)	1,384	(1,238)
Retained earnings	3,426	5,627	5,066	(10,693)	3,426
Total shareholder's equity	8,693	5,545	9,886	(15,431)	8,693
Total liabilities and shareholder's equity	$35,135	$30,672	$78,770	$(56,812)	$87,765

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2017

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$513	$2,743	$—	$3,256
Leased vehicle income	—	—	8,606	—	8,606
Other income	1	1,169	(7)	(874)	289
Total revenue	1	1,682	11,342	(874)	12,151
Costs and expenses
Salaries and benefits	—	688	157	—	845
Other operating expenses	258	(43)	831	(501)	545
Total operating expenses	258	645	988	(501)	1,390
Leased vehicle expenses	—	—	6,415	—	6,415
Provision for loan losses	—	430	327	—	757
Interest expense	1,102	72	1,765	(373)	2,566
Total costs and expenses	1,360	1,147	9,495	(874)	11,128
Equity income	2,050	1,615	173	(3,665)	173
Income from continuing operations before income taxes	691	2,150	2,020	(3,665)	1,196
Income tax (benefit) provision	(238)	158	191	—	111
Income from continuing operations	929	1,992	1,829	(3,665)	1,085
Loss from discontinued operations, net of tax	(268)	(13)	(143)	—	(424)
Net income	661	1,979	1,686	(3,665)	661

Net income attributable to common shareholder	$645	$1,979	$1,686	$(3,665)	$645

Comprehensive income	$1,131	$2,031	$2,195	$(4,226)	$1,131

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2016

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$432	$2,414	$—	$2,846
Leased vehicle income	—	—	5,896	—	5,896
Other income	(1)	883	34	(675)	241
Total revenue	(1)	1,315	8,344	(675)	8,983
Costs and expenses
Salaries and benefits	—	597	138	—	735
Other operating expenses	2	200	715	(402)	515
Total operating expenses	2	797	853	(402)	1,250
Leased vehicle expenses	—	—	4,506	—	4,506
Provision for loan losses	—	378	266	—	644
Interest expense	557	296	1,392	(273)	1,972
Total costs and expenses	559	1,471	7,017	(675)	8,372
Equity income	994	771	151	(1,765)	151
Income from continuing operations before income taxes	434	615	1,478	(1,765)	762
Income tax (benefit) provision	(341)	(89)	535	—	105
Income from continuing operations	775	704	943	(1,765)	657
(Loss) income from discontinued operations, net of tax	(21)	—	118	—	97
Net income	$754	$704	$1,061	$(1,765)	$754

Comprehensive income	$620	$718	$933	$(1,651)	$620

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2015

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$403	$2,445	$—	$2,848
Leased vehicle income	—	—	2,795	—	2,795
Other income	13	505	97	(391)	224
Total revenue	13	908	5,337	(391)	5,867
Costs and expenses
Salaries and benefits	—	332	277	—	609
Other operating expenses	64	105	524	(251)	442
Total operating expenses	64	437	801	(251)	1,051
Leased vehicle expenses	—	—	2,190	—	2,190
Provision for loan losses	—	398	205	—	603
Interest expense	488	18	1,094	(140)	1,460
Total costs and expenses	552	853	4,290	(391)	5,304
Equity income	941	579	116	(1,520)	116
Income from continuing operations before income taxes	402	634	1,163	(1,520)	679
Income tax (benefit) provision	(224)	25	393	—	194
Income from continuing operations	626	609	770	(1,520)	485
Income from discontinued operations, net of tax	20	—	141	—	161
Net income	$646	$609	$911	$(1,520)	$646

Comprehensive (loss) income	$(25)	$498	$225	$(723)	$(25)

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$929	$1,992	$1,829	$(3,665)	$1,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	44	37	6,625	—	6,706
Accretion and amortization of loan and leasing fees	—	16	(1,727)	—	(1,711)
Undistributed earnings of non-consolidated affiliate, net	(2,050)	(1,615)	(173)	3,665	(173)
Provision for loan losses	—	430	327	—	757
Deferred income taxes	(80)	72	50	—	42
Stock-based compensation expense	39	—	9	—	48
Other operating activities	171	(281)	(196)	—	(306)
Changes in assets and liabilities:
Other assets	(5)	25	(74)	—	(54)
Accounts payable and accrued expenses	26	56	71	—	153
Taxes payable	(4)	—	(25)	—	(29)
Related party payables	1	—	—	—	1
Net cash (used in) provided by operating activities - continuing operations	(929)	732	6,716	—	6,519
Net cash provided by (used in) operating activities - discontinued operations	26	(14)	221	—	233
Net cash (used in) provided by operating activities	(903)	718	6,937	—	6,752
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(20,769)	(16,969)	18,214	(19,524)
Principal collections and recoveries on retail finance receivables	—	2,577	10,277	—	12,854
Proceeds from transfer of retail finance receivables, net	—	13,509	4,705	(18,214)	—
Net funding of commercial finance receivables	—	(302)	(2,282)	—	(2,584)
Purchases of leased vehicles, net	—	—	(19,180)	—	(19,180)
Proceeds from termination of leased vehicles	—	—	6,667	—	6,667
Purchases of property and equipment	—	(77)	(17)	—	(94)
Other investing activities	—	(233)	2	233	2
Net change in due from affiliates	(10,764)	(6,538)	—	17,302	—
Net change in investment in affiliates	657	1,686	—	(2,343)	—
Net cash used in investing activities - continuing operations	(10,107)	(10,147)	(16,797)	15,192	(21,859)
Net cash provided by (used in) investing activities - discontinued operations	729	—	(726)	—	3
Net cash used in investing activities	(9,378)	(10,147)	(17,523)	15,192	(21,856)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	129	—	(234)	—	(105)
Borrowings and issuance of secured debt	—	—	32,713	(233)	32,480
Payments on secured debt	—	—	(27,451)	—	(27,451)
Borrowings and issuance of unsecured debt	12,216	—	3,667	—	15,883
Payments on unsecured debt	(2,450)	—	(2,568)	—	(5,018)
Debt issuance costs	(49)	—	(106)	—	(155)
Proceeds from issuance of preferred stock	985	—	—	—	985
Dividends paid	(550)	—	—	—	(550)
Net capital contributions	—	—	(2,343)	2,343	—
Net change in due to affiliates	—	10,680	6,622	(17,302)	—
Net cash provided by financing activities - continuing operations	10,281	10,680	10,300	(15,192)	16,069
Net cash provided by financing activities - discontinued operations	—	—	219	—	219
Net cash provided by financing activities	10,281	10,680	10,519	(15,192)	16,288
Net increase (decrease) in cash, cash equivalents and restricted cash	—	1,251	(67)	—	1,184
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	81	—	81
Cash, cash equivalents and restricted cash at beginning of period	—	2,284	3,018	—	5,302
Cash, cash equivalents and restricted cash at end of period	$—	$3,535	$3,032	$—	$6,567
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$3,535	$3,032	$—	$6,567
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$—	$—	$—

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,535	$730	$—	$4,265
Restricted cash included in other assets	—	—	2,302	—	2,302
Total	$—	$3,535	$3,032	$—	$6,567

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$775	$704	$943	$(1,765)	$657
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	37	26	4,726	—	4,789
Accretion and amortization of loan and leasing fees	—	17	(1,153)	—	(1,136)
Amortization of carrying value adjustment	—	(3)	(25)	—	(28)
Undistributed earnings of non-consolidated affiliate, net	(994)	(771)	(22)	1,765	(22)
Provision for loan losses	—	378	266	—	644
Deferred income taxes	(334)	(390)	732	—	8
Stock-based compensation expense	24	—	1	—	25
Other operating activities	(299)	298	(148)	—	(149)
Changes in assets and liabilities:
Other assets	18	(347)	(103)	—	(432)
Accounts payable and accrued expenses	117	(438)	530	—	209
Taxes payable	(1)	—	(4)	—	(5)
Related party payables	—	—	1	—	1
Net cash (used in) provided by operating activities - continuing operations	(657)	(526)	5,744	—	4,561
Net cash provided by (used in) operating activities - discontinued operations	—	(9)	329	—	320
Net cash (used in) provided by operating activities	(657)	(535)	6,073	—	4,881
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(15,847)	(16,464)	18,131	(14,180)
Principal collections and recoveries on retail finance receivables	—	1,542	8,357	—	9,899
Proceeds from transfer of retail finance receivables, net	—	13,897	4,234	(18,131)	—
Net funding of commercial finance receivables	—	(191)	(2,276)	—	(2,467)
Purchases of leased vehicles, net	—	—	(19,483)	—	(19,483)
Proceeds from termination of leased vehicles	—	—	2,554	—	2,554
Purchases of property and equipment	—	(82)	(11)	—	(93)
Other investing activities	—	(169)	1	169	1
Net change in due from affiliates	(8,966)	(8,508)	—	17,474	—
Net change in investment in affiliates	339	787	—	(1,126)	—
Net cash used in investing activities - continuing operations	(8,627)	(8,571)	(23,088)	16,517	(23,769)
Net cash provided by (used in) investing activities - discontinued operations	—	—	(1,005)	—	(1,005)
Net cash used in investing activities	(8,627)	(8,571)	(24,093)	16,517	(24,774)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	8	—	(317)	—	(309)
Borrowings and issuance of secured debt	—	—	27,548	(169)	27,379
Payments on secured debt	—	—	(17,294)	—	(17,294)
Borrowings and issuance of unsecured debt	10,320	—	1,914	—	12,234
Payments on unsecured debt	(1,000)	—	(1,754)	—	(2,754)
Borrowings on related party line of credit	418	—	—	—	418
Payments on related party line of credit	(418)	—	—	—	(418)
Debt issuance costs	(44)	—	(87)	—	(131)
Net capital contributions	—	—	(1,126)	1,126	—
Net change in due to affiliates	—	9,071	8,403	(17,474)	—
Net cash provided by financing activities - continuing operations	9,284	9,071	17,287	(16,517)	19,125
Net cash provided by financing activities - discontinued operations	—	—	1,109	—	1,109
Net cash provided by financing activities	9,284	9,071	18,396	(16,517)	20,234
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(35)	376	—	341
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(41)	—	(41)
Cash, cash equivalents and restricted cash at beginning of period	—	2,319	2,683	—	5,002
Cash, cash equivalents and restricted cash at end of period	$—	$2,284	$3,018	$—	$5,302
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$2,284	$2,346	$—	$4,630
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$672	$—	$672

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,284	$531	$—	$2,815
Restricted cash included in other assets	—	—	1,815	—	1,815
Total	$—	$2,284	$2,346	$—	$4,630

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$626	$609	$770	$(1,520)	$485
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	28	3	2,334	—	2,365
Accretion and amortization of loan and leasing fees	—	25	(599)	—	(574)
Amortization of carrying value adjustment	—	(14)	(74)	—	(88)
Undistributed earnings of non-consolidated affiliate, net	(941)	(579)	(116)	1,520	(116)
Provision for loan losses	—	398	205	—	603
Deferred income taxes	(169)	2	295	—	128
Stock-based compensation expense	33	—	4	—	37
Other operating activities	32	(5)	(57)	—	(30)
Changes in assets and liabilities:
Other assets	(3)	25	(396)	—	(374)
Accounts payable and accrued expenses	100	531	(380)	—	251
Taxes payable	(12)	1	1	—	(10)
Related party taxes payable	(636)	—	—	—	(636)
Related party payable	1	—	5	—	6
Net cash (used in) provided by operating activities - continuing operations	(941)	996	1,992	—	2,047
Net cash provided by operating activities - discontinued operations	—	—	121	—	121
Net cash (used in) provided by operating activities	(941)	996	2,113	—	2,168
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(13,997)	(13,369)	13,461	(13,905)
Principal collections and recoveries on retail finance receivables	—	755	7,793	—	8,548
Proceeds from transfer of retail finance receivables, net	—	10,428	3,033	(13,461)	—
Net funding of commercial finance receivables	—	6	(869)	—	(863)
Purchases of leased vehicles, net	—	—	(15,276)	—	(15,276)
Proceeds from termination of leased vehicles	—	—	1,095	—	1,095
Acquisition of equity interest	(513)	(536)	—	—	(1,049)
Disposition of equity interest	—	125	—	—	125
Purchases of property and equipment	—	(21)	(52)	—	(73)
Other investing activities	—	—	15	—	15
Net change in due from affiliates	(9,764)	(5,593)	—	15,357	—
Net change in investment in affiliates	42	(1,893)	—	1,851	—
Net cash used in investing activities - continuing operations	(10,235)	(10,726)	(17,630)	17,208	(21,383)
Net cash provided by (used in) investing activities - discontinued operations	897	—	(650)	(897)	(650)
Net cash used in investing activities	(9,338)	(10,726)	(18,280)	16,311	(22,033)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	—	—	(21)	—	(21)
Borrowings and issuance of secured debt	—	—	19,203	—	19,203
Payments on secured debt	—	—	(11,503)	—	(11,503)
Borrowings and issuance of unsecured debt	9,687	—	2,356	—	12,043
Payments on unsecured debt	—	—	(1,652)	—	(1,652)
Debt issuance costs	(58)	—	(76)	—	(134)
Net capital contribution	649	—	1,851	(1,851)	649
Other	1	—	—	—	1
Net change in due to affiliates	—	9,751	5,606	(15,357)	—
Net cash provided by financing activities - continuing operations	10,279	9,751	15,764	(17,208)	18,586
Net cash provided by financing activities - discontinued operations	—	15	619	897	1,531
Net cash provided by financing activities	10,279	9,766	16,383	(16,311)	20,117
Net increase in cash, cash equivalents and restricted cash	—	36	216	—	252
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(295)	—	(295)
Cash, cash equivalents and restricted cash at beginning of period	—	2,283	2,762	—	5,045
Cash, cash equivalents and restricted cash at end of period	$—	$2,319	$2,683	$—	$5,002
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$2,319	$1,939	$—	$4,258
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$744	$—	$744

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2017. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2017.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2017, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2017. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2017.
Changes in Internal Control over Financial Reporting There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.
Item 14. Principal Accounting Fees and Services

	Years Ended December 31,
	2017	2016	2015
Deloitte & Touche LLP
Audit Fees(a)	$5	$7	$6
Audit Related Fees(b)	3	3	3
Total Fees	$8	$10	$9
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

Fees for tax services including tax compliance and related advice were $132 thousand, $130 thousand and $178 thousand for 2017, 2016 and 2015.

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
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.
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
Item 16. Form 10-K Summary
None.

GENERAL MOTORS FINANCIAL COMPANY, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 6, 2018
Daniel E. Berce

/s/ CHRIS A. CHOATE	Executive Vice President and Chief Financial Officer	February 6, 2018
Chris A. Choate

/s/ CONNIE COFFEY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2018
Connie Coffey

/s/ DANIEL AMMANN	Director	February 6, 2018
Daniel Ammann

/s/ CHARLES K. STEVENS III	Director	February 6, 2018
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
Incorporated by Reference

2.2
Master Agreement, dated March 5, 2017, between General Motors Holdings LLC and Peugeot S.A., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, filed on April 28, 2017.
Incorporated by Reference

2.2.1
Amendment No. 3, dated October 30, 2017, to the Master Agreement, dated March 5, 2017, between General Motors Holdings LLC and Peugeot S.A., incorporated herein by reference to Exhibit 2.1.1 to the Current Report on Form 8-K, filed on November 1, 2017.
Incorporated by Reference

3.1
Amended and Restated Certificate of Formation of General Motors Financial Company, Inc. (formerly known as AmeriCredit Corp.), incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on October 1, 2010.
Incorporated by Reference

3.2
Certificate of Amendment to the Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on July 21, 2016.
Incorporated by Reference

3.3
Certificate of Amendment to the Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on April 28, 2017.
Incorporated by Reference

3.4
Certificate of Amendment to the Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., as corrected by the Certificate of Correction, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on October 24, 2017.
Incorporated by Reference

3.5	Second Amended and Restated Bylaws of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on July 21, 2016.	Incorporated by Reference

3.6
Statement of Resolution Establishing the Designation of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on September 20, 2017.
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

4.4
Indenture, dated July 10, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on July 10, 2014.
Incorporated by Reference

4.4.1
Second Supplemental Indenture, dated July 10, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.500% Senior Notes due 2019, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on July 10, 2014.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.4.2
Fourth Supplemental Indenture, dated September 25, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.375% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on September 25, 2014.
Incorporated by Reference

4.4.2.1	First Amendment to Fourth Supplemental Indenture, dated October 17, 2014, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed on October 23, 2014.	Incorporated by Reference

4.5
Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.5.1
First Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.5.2
Second Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.150% Senior Notes due 2020, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.5.3
Third Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.000% Senior Notes due 2025, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.5.4
Fourth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2018, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.5.5
Fifth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.400% Senior Notes due 2018, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.5.6
Sixth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.450% Senior Notes due 2022, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.5.7
Seventh Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

4.5.8
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
4.6
Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.6.1
First Supplemental Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.100% Senior Notes due 2019, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.6.2
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

4.6.3
Third Supplemental Indenture, dated November 24, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 24, 2015.
Incorporated by Reference

4.6.4
Fourth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.200% Senior Notes due 2021, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.6.5
Fifth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 5.250% Senior Notes due 2026, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.6.6
Sixth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2019, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.6.7
Seventh Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.400% Senior Notes due 2019, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.6.8
Eighth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2023, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.6.9
Ninth Supplemental Indenture, dated July 5, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2021, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 5, 2016.
Incorporated by Reference

4.6.10
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
4.6.11
Eleventh Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.350% Senior Notes due 2019, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

4.6.12
Twelfth Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.000% Senior Notes due 2026, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

4.6.13
Thirteenth Supplemental Indenture, dated January 17, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2022, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 17, 2017.
Incorporated by Reference

4.6.14
Fourteenth Supplemental Indenture, dated January 17, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.450% Senior Notes due 2022, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 17, 2017.
Incorporated by Reference

4.6.15
Fifteenth Supplemental Indenture, dated January 17, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.350% Senior Notes due 2027, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 17, 2017.
Incorporated by Reference

4.6.16
Sixteenth Supplemental Indenture, dated April 13, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 13, 2017.
Incorporated by Reference

4.6.17
Seventeenth Supplemental Indenture, dated April 13, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.650% Senior Notes due 2020, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on April 13, 2017.
Incorporated by Reference

4.6.18
Eighteenth Supplemental Indenture, dated April 13, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.950% Senior Notes due 2024, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 13, 2017.
Incorporated by Reference

4.6.19
Nineteenth Supplemental Indenture, dated May 9, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2017.
Incorporated by Reference

4.6.20
Twentieth Supplemental Indenture, dated June 30, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2022, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 30, 2017.
Incorporated by Reference

4.6.21
Twenty-First Supplemental Indenture, dated June 30, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.150% Senior Notes due 2022, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on June 30, 2017.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.6.22
Twenty-Second Supplemental Indenture, dated June 30, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.350% Senior Notes due 2027, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on June 30, 2017.
Incorporated by Reference

4.6.23
Twenty-Third Supplemental Indenture, dated November 7, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 7, 2017.
Incorporated by Reference

4.6.24
Twenty-Fourth Supplemental Indenture, dated November 7, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.450% Senior Notes due 2020, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on November 7, 2017.
Incorporated by Reference

4.6.25
Twenty-Fifth Supplemental Indenture, dated November 7, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.500% Senior Notes due 2024, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on November 7, 2017.
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
Incorporated by Reference

10.2.2
Second Omnibus Amendment to the Credit and Security Agreement, the 2011-A Exchange Note Supplement, the Indenture, the Note Purchase Agreement, the Amended and Restated Servicing Agreement and the 2011-A Servicing Supplement, dated January 30, 2012, by and among GMF Leasing Warehouse Trust, as Issuer, AmeriCredit Financial Services, Inc., ACAR Leasing Ltd., as Titling Trust, GMF Leasing LLC, as Seller, APGO Trust, as Settlor, Deutsche Bank AG, New York Branch, as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the DB Purchaser Group, JPMorgan Chase Bank, N.A., as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the JPM Purchaser Group, and Wells Fargo Bank, National Association, as Administrative Agent (under the 2011-A Exchange Note Supplement and the Credit and Security Agreement), Collateral Agent, Indenture Trustee and 2011-A Exchange Noteholder, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 2, 2012.
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
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

10.8
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
Incorporated by Reference

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed Herewith

16.1	Letter from Deloitte & Touche LLP, incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K, filed on September 29, 2017.	Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS*	XBRL Instance Document	Filed Herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Filed Herewith
________________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.