Form 10-Q
period 2018-03-31
General Motors Financial Company, Inc.
filed 2018-04-26
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 25, 2018, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$4,178	$4,265
Finance receivables, net (Note 3; Note 7 VIEs)	43,773	42,172
Leased vehicles, net (Note 4; Note 7 VIEs)	43,444	42,882
Goodwill	1,198	1,197
Equity in net assets of non-consolidated affiliate (Note 5)	1,281	1,187
Related party receivables (Note 2)	659	309
Other assets (Note 7 VIEs)	6,489	5,003
Total assets	$101,022	$97,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$39,441	$39,887
Unsecured debt (Note 6)	44,079	40,830
Deferred income	3,336	3,221
Related party payables (Note 2)	132	92
Other liabilities	3,286	2,691
Total liabilities	90,274	86,721
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	7,541	7,525
Accumulated other comprehensive loss	(708)	(768)
Retained earnings	3,915	3,537
Total shareholders' equity	10,748	10,294
Total liabilities and shareholders' equity	$101,022	$97,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Finance charge income	$866	$752
Leased vehicle income	2,447	1,931
Other income	98	65
Total revenue	3,411	2,748
Costs and expenses
Salaries and benefits	221	199
Other operating expenses	144	131
Total operating expenses	365	330
Leased vehicle expenses	1,787	1,429
Provision for loan losses (Note 3)	136	211
Interest expense	732	596
Total costs and expenses	3,020	2,566
Equity income (Note 5)	52	47
Income from continuing operations before income taxes	443	229
Income tax provision (Note 11)	74	50
Income from continuing operations	369	179
Income from discontinued operations, net of tax (Note 12)	—	23
Net income	$369	$202

Net income attributable to common shareholder	$355	$202

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$369	$202
Other comprehensive income, net of tax (Note 10)
Unrealized gain (loss) on cash flow hedges, net of income tax expense (benefit) of $1 and $(3)	1	(4)
Foreign currency translation adjustment, net of income tax (benefit) expense of $(1) and $4	59	94
Other comprehensive income, net of tax	60	90
Comprehensive income	$429	$292

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities - continuing operations	$1,669	$1,355
Net cash provided by operating activities - discontinued operations	—	61
Net cash provided by operating activities	1,669	1,416
Cash flows from investing activities
Purchases of retail finance receivables, net	(5,073)	(5,475)
Principal collections and recoveries on retail finance receivables	3,576	2,810
Net collections (funding) of commercial finance receivables	32	(577)
Purchases of leased vehicles, net	(4,496)	(4,760)
Proceeds from termination of leased vehicles	2,379	1,079
Other investing activities	(20)	(20)
Net cash used in investing activities - continuing operations	(3,602)	(6,943)
Net cash provided by (used in) investing activities - discontinued operations	—	(140)
Net cash used in investing activities	(3,602)	(7,083)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	23	(360)
Borrowings and issuances of secured debt	5,602	8,055
Payments on secured debt	(6,166)	(4,440)
Borrowings and issuances of unsecured debt	3,861	2,968
Payments on unsecured debt	(486)	(531)
Debt issuance costs	(40)	(27)
Dividends paid	(30)	—
Net cash provided by financing activities - continuing operations	2,764	5,665
Net cash provided by (used in) financing activities - discontinued operations	—	(10)
Net cash provided by financing activities	2,764	5,655
Net increase (decrease) in cash, cash equivalents and restricted cash	831	(12)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	8	37
Cash, cash equivalents and restricted cash at beginning of period	6,567	5,302
Cash, cash equivalents and restricted cash at end of period	$7,406	$5,327
Cash, cash equivalents and restricted cash from continuing operations at end of period	$7,406	$4,737
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$590
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2018
Cash and cash equivalents	$4,178
Restricted cash included in other assets	3,228
Total	$7,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including certain special purpose entities (SPEs) utilized in secured financing transactions, which are considered variable interest entities (VIEs). All intercompany transactions and accounts have been eliminated in consolidation.
On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, our European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Operations are presented as discontinued operations in our condensed consolidated financial statements for the three months ended March 31, 2017. Refer to Note 12 for additional details regarding our disposal of these operations. Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to our continuing operations.
The condensed consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10-K filed on February 6, 2018 (Form 10-K). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at March 31, 2018, and for the three months ended March 31, 2018 and 2017, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2017, was derived from audited annual financial statements.
Segment Information We are the wholly-owned captive finance subsidiary of General Motors Company (GM). We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: North America (the North America Segment) and International (the International Segment). Our North America Segment includes operations in the U.S. and Canada. Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investment in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC), a joint venture that conducts automobile finance operations in China.
Recently Adopted Accounting Standards
Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) as amended, as incorporated into Accounting Standards Codification (ASC) 606, on a modified retrospective basis by recognizing a cumulative effect adjustment of $33 million as an increase to the opening balance of retained earnings. Under the new standard, commission revenue and expenses related to certain retail finance receivables that were previously recognized as earned or incurred ratably over the term of the related receivables will now be recognized in full at the origination of the receivables.
Effective January 1, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02). ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 (the Act) in accumulated other comprehensive income to retained earnings. The cumulative effect of the adjustments to the opening balance of retained earnings for the adopted standard was insignificant.
Effective January 1, 2018, we adopted ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), on a modified retrospective basis, which is intended to facilitate financial reporting that more closely reflects risk management activities and simplifies the application of hedge accounting. Changes to the new guidance include expanded disclosures regarding the types of risk management strategies eligible for hedge accounting, simplifying the documentation and effectiveness assessment requirements, changing how ineffectiveness is measured, and changing the presentation and disclosure requirements for hedge accounting activities. The cumulative effect of the adjustments to the opening balance of retained earnings for the adopted standard was insignificant.
The following change to our derivative accounting policy became effective upon adoption of ASU 2017-12:
Certain interest rate swap and foreign currency swap agreements have been designated as cash flow hedges. The risk being hedged is the foreign currency and interest rate risk related to forecasted transactions. If the contract has been designated as a cash flow hedge, the change in the fair value of the cash flow hedge is deferred in accumulated other comprehensive loss and is recognized in interest, operating and other expenses along with the earnings effect of the hedged item when the hedged item affects earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the fair value of amounts excluded from the assessment of effectiveness are recorded currently in earnings and are presented in the same income statement line as the earnings effect of the hedged item.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover certain interest payments on commercial loans. The balance in subvention receivable increased from December 31, 2017 due to a re-timing of cash payments from GM.
We purchase certain program vehicles from GM subsidiaries. We simultaneously lease these vehicles to those subsidiaries for use in their ride-sharing arrangements. We account for these leases as direct-financing leases, which are included in our finance receivables, net.
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the three months ended March 31, 2018, we purchased $136 million of these receivables from GM.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	March 31, 2018	December 31, 2017
Commercial finance receivables, net due from dealers consolidated by GM(a)	$369	$355
Direct-financing lease receivables from GM subsidiaries(a)	$101	$88
Subvention receivable(b)	$658	$306
Commercial loan funding payable(c)	$130	$90

	Three Months Ended March 31,
Income Statement Data	2018	2017
Interest subvention earned on retail finance receivables(d)	$112	$95
Interest subvention earned on commercial finance receivables(d)	$18	$15
Leased vehicle subvention earned(e)	$798	$706
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables. We received subvention payments from GM of $0.6 billion and $1.0 billion for the three months ended March 31, 2018 and 2017.

(c)	Included in related party payables.

(d)	Included in finance charge income.

(e)	Included as a reduction to leased vehicle expenses.
Under the support agreement with GM (the Support Agreement), if our earning assets leverage ratio at the end of any calendar quarter exceeds the applicable threshold set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage ratio to within the applicable threshold. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agreed to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provided us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agreed to use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. At March 31, 2018, we had no amounts borrowed under either of GM's unsecured revolving credit facilities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 18, 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility (the 364-day facility). Also on April 18, 2018, we and GM amended the Support Agreement to, among other things, allow for irrevocable and exclusive access by us of no less than $2.0 billion of the 364-day facility to support our liquidity.
We are included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At March 31, 2018 and December 31, 2017, there are no related party taxes payable to GM.
Note 3. Finance Receivables

	March 31, 2018	December 31, 2017
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$32,121	$30,574
Retail finance receivables, individually evaluated for impairment, net of fees	2,199	2,228
Total retail finance receivables, net of fees(a)	34,320	32,802
Less: allowance for loan losses - collective	(551)	(561)
Less: allowance for loan losses - specific	(307)	(328)
Total retail finance receivables, net	33,462	31,913
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	10,342	10,290
Commercial finance receivables, individually evaluated for impairment, net of fees	23	22
Total commercial finance receivables, net of fees	10,365	10,312
Less: allowance for loan losses - collective	(50)	(50)
Less: allowance for loan losses - specific	(4)	(3)
Total commercial finance receivables, net	10,311	10,259
Total finance receivables, net	$43,773	$42,172
Fair value of finance receivables	$43,505	$42,178
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $217 million and $228 million at March 31, 2018 and December 31, 2017.
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

Retail Finance Receivables	Three Months Ended March 31,
	2018	2017
Allowance for retail loan losses beginning balance	$889	$765
Provision for loan losses	135	207
Charge-offs	(295)	(298)
Recoveries	123	143
Foreign currency translation	6	6
Allowance for retail loan losses ending balance	$858	$823

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

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$18,392	53.6%	$16,892	51.5%
Near-prime - FICO Score 620 to 679	5,451	15.9	5,226	15.9
Sub-prime - FICO Score less than 620	10,477	30.5	10,684	32.6
Balance at end of period	$34,320	100.0%	$32,802	100.0%
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

	March 31, 2018		March 31, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,265	3.7%	$995	3.4%
Greater than 60 days	605	1.7	430	1.4
Total finance receivables more than 30 days delinquent	1,870	5.4	1,425	4.8
In repossession	53	0.2	46	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,923	5.6%	$1,471	5.0%
At March 31, 2018 and December 31, 2017, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $852 million and $778 million.
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
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	March 31, 2018	December 31, 2017
Outstanding recorded investment	$2,199	$2,228
Less: allowance for loan losses	(307)	(328)
Outstanding recorded investment, net of allowance	$1,892	$1,900
Unpaid principal balance	$2,239	$2,266

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information about loans classified as TDRs is presented below:

	Three Months Ended March 31,
	2018	2017
Average outstanding recorded investment	$2,214	$1,939
Finance charge income recognized	$64	$60
Number of loans classified as TDRs during the period	13,336	16,474
Recorded investment of loans classified as TDRs during the period	$251	$287
The unpaid principal balances, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three months ended March 31, 2018 and 2017.
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

			March 31, 2018		December 31, 2017
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,799	17.4%	$1,915	18.6%
Group II	-	Dealers with strong financial metrics	3,708	35.8	3,584	34.7
Group III	-	Dealers with fair financial metrics	3,414	32.9	3,424	33.2
Group IV	-	Dealers with weak financial metrics	1,111	10.7	1,048	10.2
Group V	-	Dealers warranting special mention due to elevated risks	268	2.6	260	2.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	65	0.6	81	0.8
Balance at end of period			$10,365	100.0%	$10,312	100.0%
At March 31, 2018 and December 31, 2017, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2018 and 2017.
Note 4. Leased Vehicles

	March 31, 2018	December 31, 2017
Leased vehicles	$63,486	$62,203
Manufacturer subvention	(9,610)	(9,468)
	53,876	52,735
Less: accumulated depreciation	(10,432)	(9,853)
Leased vehicles, net	$43,444	$42,882
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2018:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Minimum rental payments under operating leases	$5,241	$5,064	$2,336	$346	$19

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

	Three Months Ended March 31,
Summarized Operating Data(a)	2018	2017
Finance charge income	$307	$258
Provision for loan losses	$3	$(15)
Interest expense	$124	$76
Income before income taxes	$198	$178
Net income	$148	$134
 _________________

(a)	This data represents that of the entire entity and not our 35% proportionate share.
During the three months ended March 31, 2018 and 2017, there were no dividends received from SAIC-GMAC. At March 31, 2018 and December 31, 2017 we had undistributed earnings of $367 million and $315 million related to SAIC-GMAC.
Note 6. Debt

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$3,587	$3,605	$4,694	$4,713
Securitization notes payable	35,854	35,790	35,193	35,235
Total secured debt	39,441	39,395	39,887	39,948
Unsecured debt
Senior notes	40,056	40,708	36,820	37,969
Credit facilities	2,311	2,314	2,368	2,375
Other unsecured debt	1,712	1,716	1,642	1,645
Total unsecured debt	44,079	44,738	40,830	41,989
Total secured and unsecured debt	$83,520	$84,133	$80,717	$81,937
Fair value utilizing Level 2 inputs		$81,931		$79,623
Fair value utilizing Level 3 inputs		$2,202		$2,314
The fair value of our debt measured utilizing Level 2 inputs was based on quoted market prices for identical instruments and if unavailable, quoted market prices of similar instruments. For debt with original maturity or revolving period of eighteen months or less, par value is considered to be a reasonable estimate of fair value. The fair value of our debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further discussion.
During the three months ended March 31, 2018, we issued $4.7 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.59% and legal final maturity dates ranging from 2022 to 2025.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Debt During the three months ended March 31, 2018, we issued $3.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.30% and maturity dates ranging from 2021 to 2028.
In April 2018, we issued $2.5 billion in senior notes with a weighted average interest rate of 3.80% and maturity dates ranging from 2021 to 2025.
All of these notes are guaranteed by AmeriCredit Financial Services, Inc. (AFSI), our primary U.S. operating subsidiary, and $1.2 billion in senior notes issued by subsidiaries in Canada and Mexico are also guaranteed by General Motors Financial Company, Inc.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At March 31, 2018, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2018	December 31, 2017
Restricted cash(a)	$2,539	$2,267
Finance receivables, net of fees	$28,120	$28,364
Lease related assets	$20,525	$22,222
Secured debt	$39,026	$39,328
_______________
(a) Included in other assets.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.
Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. We primarily finance our earning assets with debt in the same currency to minimize the impact to earnings from our exposure to fluctuations in exchange rates. When we use a different currency, these fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. We enter into derivative financial instruments to protect the value or fix the amount of certain assets and liabilities in terms of the relevant functional currency. The table below presents the gross amounts of fair value of our derivative instruments and the associated notional amounts.

	March 31, 2018			December 31, 2017
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate contracts	$9,780	$4	$396	$11,110	$2	$290
Cash flow hedges
Interest rate contracts	1,794	17	—	2,177	15	—
Foreign currency swaps	2,228	154	14	1,574	103	—
Derivatives not designated as hedges
Interest rate contracts	91,206	464	514	81,938	329	207
Foreign currency swaps	1,968	130	5	1,201	104	—
Total(b)	$106,976	$769	$929	$98,000	$553	$497
 _________________

(a)
The gross amounts of the fair value of our assets and liabilities are included in other assets and other liabilities, respectively. Amounts accrued for interest payments in a net receivable position are included in other assets. All our derivatives are categorized within Level 2 of the fair value hierarchy. The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

(b)
We primarily enter into derivatives contracts through AFSI; however our SPEs may also be parties to derivative transactions. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2018 and December 31, 2017, the fair value of assets and liabilities available for offset was $453 million and $284 million. At March 31, 2018 and December 31, 2017, we held $40 million and $25 million and posted $541 million and $299 million of collateral available for netting.

As of March 31, 2018, the following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Unsecured debt	$13,672	$602
 _________________

(a)	Includes $163 million of hedging adjustment remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the condensed consolidated statement of income for the three months ended March 31, 2018.

	Income (Losses) Recognized In Income
	Three Months Ended March 31,
	2018
	Interest Expense(a)	Other Operating Expenses(b)
Fair value hedges
Hedged items	$208	$—
Interest rate contracts	(210)	—
Cash flow hedges
Interest rate contracts	4	—
Foreign currency contracts	(9)	24
Derivatives not designated as hedges
Interest rate contracts	6	—
Foreign currency contracts	(7)	22
Total	$(8)	$46
_________________

(a)	Total interest expense was $732 million for the three months ended March 31, 2018.

(b)
Activity is offset by translation activity also recorded in other operating expenses related to foreign currency-denominated loans. Total operating expense was $144 million for the three months ended March 31, 2018.

The table below presents the effect of our derivative financial instruments in the condensed consolidated statement of income for the three months ended March 31, 2017.

Income (Losses) Recognized In Income
Three Months Ended March 31,
2017
Fair value hedges
Interest rate contracts(a)(b)	$11
Cash flow hedges
Interest rate contracts(a)	(1)
Foreign currency contracts(c)	6
Derivatives not designated as hedges
Interest rate contracts(a)	(5)
Foreign currency contracts(c)(d)	(7)
Total	$4
_________________

(a)	Recognized in earnings as interest expense.

(b)	Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts offset by the change in fair value of hedged debt attributable to the hedged risk.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss		Gains (Losses) Reclassified From Accumulated Other Comprehensive Loss Into Income		Location of Amounts Reclassified from Accumulated OCI
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Cash flow hedges
Interest rate contracts	$4	$2	$(3)	$1	Interest expense
Foreign currency contracts	18	(3)	(18)	(4)	Interest expense
Total	$22	$(1)	$(21)	$(3)
Note 9. Commitments and Contingencies
Guarantees of Indebtedness The payments of principal and interest on senior notes issued by our top-tier holding company and our primary Canadian and Mexican operating subsidiaries are guaranteed by our primary U.S. operating subsidiary, AFSI. At March 31, 2018 and December 31, 2017, the aggregate principal amount of our senior notes was $40.8 billion and $37.3 billion. Refer to Note 15 for further discussion.
At March 31, 2018 and December 31, 2017, we and AFSI guaranteed approximately $1.2 billion and $2.0 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement entered into with BNP Paribas in connection with the sale of certain of our European Operations on October 31, 2017, BNP Paribas has agreed to pay to us and AFSI any amount that we and AFSI may pay under any such guarantees.
Legal Proceedings We are subject to various pending and potential legal and regulatory proceedings in the ordinary course of business, including litigation, arbitration, claims, investigations, examinations, subpoenas and enforcement proceedings. Some litigation against us could take the form of class actions. The outcome of these proceedings is inherently uncertain, and thus we cannot confidently predict how or when proceedings will be resolved. An adverse outcome in one or more of these proceedings could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm. We identify below the material proceedings in connection with which we believe a material loss is reasonably possible or probable.
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2018, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $68 million, and have accrued $21 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $18 million.
Note 10. Shareholders' Equity
At March 31, 2018 and December 31, 2017, we had 250 million shares of preferred stock and 10 million shares of common stock authorized for issuance. At March 31, 2018 and December 31, 2017, we had 1.0 million shares of Series A Preferred Stock and 5.05 million shares of common stock issued and outstanding. On March 30, 2018, we paid a dividend of $30.4 million at $30.35 per share of Series A Preferred Stock to holders of record of Series A Preferred Stock as of March 15, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2018	2017
Unrealized gain on cash flow hedges
Beginning balance	$16	$17
Change in value of cash flow hedges, net of tax	1	(4)
Ending balance	17	13
Defined benefit plans
Beginning balance	1	(20)
Unrealized loss on subsidiary pension, net of tax	—	—
Ending balance	1	(20)
Foreign currency translation adjustment
Beginning balance	(785)	(1,235)
Translation gain, net of tax	59	94
Ending balance	(726)	(1,141)
Total accumulated other comprehensive loss	$(708)	$(1,148)
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
During the three months ended March 31, 2018 and 2017, income tax expense of $74 million and $50 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.
We are included in GM’s consolidated U.S. federal income tax return and for certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction.
On December 22, 2017, the Act was signed into law. The Act changed many aspects of U.S. corporate income taxation, including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. As of March 31, 2018, no material amounts have been identified.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12. Discontinued Operations
On October 31, 2017, we completed the sale of certain of our European Operations to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Refer to Note 2 - "Discontinued Operations" to our consolidated financial statements in our Form 10-K for further discussion of the terms of the agreement.
The following table summarizes the results of operations of the European Operations:

Three Months Ended March 31, 2017
Total revenue	$131
Interest expense	23
Other expenses	77
Total costs and expenses	100
Income from discontinued operations before income taxes	31
Loss on sale of discontinued operations before income taxes	—
Income from discontinued operations before income taxes	31
Income tax provision	8
Income from discontinued operations, net of tax	$23
Note 13. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International operating segments. The management of each segment is responsible for executing our strategies. As discussed in Note 12, our European Operations are presented as discontinued operations and are excluded from our segment results for the three months ended March 31, 2017. These operations were previously included in our International Segment. Key operating data for our operating segments were as follows:

	Three Months Ended March 31, 2018
	North America	International	Total
Total revenue	$3,085	$326	$3,411
Operating expenses	271	94	365
Leased vehicle expenses	1,778	9	1,787
Provision for loan losses	97	39	136
Interest expense	597	135	732
Equity income	—	52	52
Income from continuing operations before income taxes	$342	$101	$443

	Three Months Ended March 31, 2017
	North America	International	Total
Total revenue	$2,474	$274	$2,748
Operating expenses	248	82	330
Leased vehicle expenses	1,426	3	1,429
Provision for loan losses	187	24	211
Interest expense	455	141	596
Equity income	—	47	47
Income from continuing operations before income taxes	$158	$71	$229

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2018			December 31, 2017
	North America	International	Total	North America	International	Total
Finance receivables, net	$36,901	$6,872	$43,773	$35,436	$6,736	$42,172
Leased vehicles, net	$43,297	$147	$43,444	$42,753	$129	$42,882
Total assets	$91,357	$9,665	$101,022	$87,618	$9,397	$97,015
Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $8.0 billion and $7.8 billion at March 31, 2018 and December 31, 2017.
Note 15. Guarantor Condensed Consolidating Financial Statements
The payment of principal and interest on senior notes issued by our top-tier holding company is currently guaranteed solely by AFSI (the Guarantor) and none of our other subsidiaries (the Non-Guarantor Subsidiaries). The Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. The Guarantor’s guarantee may be released only in certain circumstances, including the sale or disposition of all of the Guarantor’s assets or capital stock, legal or covenant defeasance, and the discharge of certain guaranteed senior notes. Our currently outstanding $500 million 6.75% senior notes mature on June 1, 2018, and when, among other things, such notes are discharged on or before the stated maturity date, the Guarantor's guarantees on all outstanding senior notes will be automatically and unconditionally released and discharged.
The condensed consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent-only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries and (iv) the parent company and our subsidiaries on a consolidated basis at March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017 (after the elimination of intercompany balances and transactions).
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2018
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,086	$1,092	$—	$4,178
Finance receivables, net	—	11,114	32,659	—	43,773
Leased vehicles, net	—	—	43,444	—	43,444
Goodwill	1,095	—	103	—	1,198
Equity in net assets of non-consolidated affiliate	—	—	1,281	—	1,281
Related party receivables	—	91	568	—	659
Other assets	633	2,045	4,899	(1,088)	6,489
Due from affiliates	38,038	23,975	—	(62,013)	—
Investment in affiliates	10,436	6,844	—	(17,280)	—
Total assets	$50,202	$47,155	$84,046	$(80,381)	$101,022
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt	$—	$—	$39,871	$(430)	$39,441
Unsecured debt	39,055	—	5,024	—	44,079
Deferred income	—	—	3,336	—	3,336
Related party payables	2	—	130	—	132
Other liabilities	397	1,429	2,118	(658)	3,286
Due to affiliates	—	37,772	24,241	(62,013)	—
Total liabilities	39,454	39,201	74,720	(63,101)	90,274
Shareholders' equity
Common stock	—	—	698	(698)	—
Preferred stock	—	—	—	—	—
Additional paid-in capital	7,541	79	2,128	(2,207)	7,541
Accumulated other comprehensive loss	(708)	(133)	(661)	794	(708)
Retained earnings	3,915	8,008	7,161	(15,169)	3,915
Total shareholders' equity	10,748	7,954	9,326	(17,280)	10,748
Total liabilities and shareholders' equity	$50,202	$47,155	$84,046	$(80,381)	$101,022

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,535	$730	$—	$4,265
Finance receivables, net	—	9,569	32,603	—	42,172
Leased vehicles, net	—	—	42,882	—	42,882
Goodwill	1,095	—	102	—	1,197
Equity in net assets of non-consolidated affiliate	—	—	1,187	—	1,187
Related party receivables	2	23	284	—	309
Other assets	558	1,497	3,920	(972)	5,003
Due from affiliates	35,312	22,603	—	(57,915)	—
Investment in affiliates	9,870	6,426	—	(16,296)	—
Total assets	$46,837	$43,653	$81,708	$(75,183)	$97,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt	$—	$—	$40,289	$(402)	$39,887
Unsecured debt	36,145	—	4,685	—	40,830
Deferred income	—	—	3,221	—	3,221
Related party payables	2	—	90	—	92
Other liabilities	396	967	1,898	(570)	2,691
Due to affiliates	—	35,110	22,805	(57,915)	—
Total liabilities	36,543	36,077	72,988	(58,887)	86,721
Shareholders' equity
Common stock	—	—	698	(698)	—
Preferred stock	—	—	—	—	—
Additional paid-in capital	7,525	79	2,123	(2,202)	7,525
Accumulated other comprehensive loss	(768)	(109)	(714)	823	(768)
Retained earnings	3,537	7,606	6,613	(14,219)	3,537
Total shareholders' equity	10,294	7,576	8,720	(16,296)	10,294
Total liabilities and shareholders' equity	$46,837	$43,653	$81,708	$(75,183)	$97,015

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2018
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$169	$697	$—	$866
Leased vehicle income	—	—	2,447	—	2,447
Other income	2	311	28	(243)	98
Total revenue	2	480	3,172	(243)	3,411
Costs and expenses
Salaries and benefits	—	181	40	—	221
Other operating expenses	82	(16)	216	(138)	144
Total operating expenses	82	165	256	(138)	365
Leased vehicle expenses	—	—	1,787	—	1,787
Provision for loan losses	—	88	48	—	136
Interest expense	101	290	446	(105)	732
Total costs and expenses	183	543	2,537	(243)	3,020
Equity income	475	442	52	(917)	52
Income before income taxes	294	379	687	(917)	443
Income tax (benefit) provision	(75)	(23)	172	—	74
Net income	369	402	515	(917)	369

Net income attributable to common shareholder	$355	$402	$515	$(917)	$355

Comprehensive income	$429	$378	$568	$(946)	$429

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income	$—	$95	$657	$—	$752
Leased vehicle income	—	—	1,931	—	1,931
Other income	—	273	(9)	(199)	65
Total revenue	—	368	2,579	(199)	2,748
Costs and expenses
Salaries and benefits	—	163	36	—	199
Other operating expenses	7	44	190	(110)	131
Total operating expenses	7	207	226	(110)	330
Leased vehicle expenses	—	—	1,429	—	1,429
Provision for loan losses	—	73	138	—	211
Interest expense	235	33	417	(89)	596
Total costs and expenses	242	313	2,210	(199)	2,566
Equity income	315	215	47	(530)	47
Income from continuing operations before income taxes	73	270	416	(530)	229
Income tax (benefit) provision	(129)	26	153	—	50
Income from continuing operations	202	244	263	(530)	179
Income from discontinued operations, net of tax	—	—	23	—	23
Net income	$202	$244	$286	$(530)	$202

Comprehensive income	$292	$248	$386	$(634)	$292

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(324)	$(47)	$2,040	$—	$1,669
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(5,289)	(4,074)	4,290	(5,073)
Principal collections and recoveries on retail finance receivables	—	828	2,748	—	3,576
Proceeds from transfer of retail finance receivables, net	—	3,135	1,155	(4,290)	—
Net funding (collections) of commercial finance receivables	—	(322)	354	—	32
Purchases of leased vehicles, net	—	—	(4,496)	—	(4,496)
Proceeds from termination of leased vehicles	—	—	2,379	—	2,379
Other investing activities	—	(44)	(4)	28	(20)
Net change in due from affiliates	(2,726)	(1,372)	—	4,098	—
Net change in investment in affiliates	(5)	—	5	—	—
Net cash used in investing activities	(2,731)	(3,064)	(1,933)	4,126	(3,602)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	48	—	(25)	—	23
Borrowings and issuances of secured debt	—	—	5,630	(28)	5,602
Payments on secured debt	—	—	(6,166)	—	(6,166)
Borrowings and issuances of unsecured debt	3,053	—	808	—	3,861
Payments on unsecured debt	—	—	(486)	—	(486)
Debt issuance costs	(16)	—	(24)	—	(40)
Dividends paid	(30)	—	—	—	(30)
Net capital contributions	—	—	—	—	—
Net change in due to affiliates	—	2,662	1,436	(4,098)	—
Net cash provided by financing activities	3,055	2,662	1,173	(4,126)	2,764
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(449)	1,280	—	831
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	8	—	8
Cash, cash equivalents and restricted cash at beginning of period	—	3,535	3,032	—	6,567
Cash, cash equivalents and restricted cash at end of period	$—	$3,086	$4,320	$—	$7,406
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidating balance sheet:

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,086	$1,092	$—	$4,178
Restricted cash included in other assets	—	—	3,228	—	3,228
Total	$—	$3,086	$4,320	$—	$7,406

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017
(Unaudited)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities - continuing operations	$(273)	$117	$1,511	$—	$1,355
Net cash provided by (used in) operating activities - discontinued operations	—	(14)	75	—	61
Net cash (used in) provided by operating activities	(273)	103	1,586	—	1,416
Cash flows from investing activities
Purchases of retail finance receivables, net	—	(4,920)	(2,924)	2,369	(5,475)
Principal collections and recoveries on retail finance receivables	—	450	2,360	—	2,810
Proceeds from transfer of retail finance receivables, net	—	2,095	274	(2,369)	—
Net funding of commercial finance receivables	—	(194)	(383)	—	(577)
Purchases of leased vehicles, net	—	—	(4,760)	—	(4,760)
Proceeds from termination of leased vehicles	—	—	1,079	—	1,079
Other investing activities	—	(98)	(1)	79	(20)
Net change in due from affiliates	(2,230)	80	—	2,150	—
Net change in investment in affiliates	—	694	—	(694)	—
Net cash used in investing activities - continuing operations	(2,230)	(1,893)	(4,355)	1,535	(6,943)
Net cash provided by (used in) investing activities - discontinued operations	—	—	(140)	—	(140)
Net cash used in investing activities	(2,230)	(1,893)	(4,495)	1,535	(7,083)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	17	—	(377)	—	(360)
Borrowings and issuances of secured debt	—	—	8,134	(79)	8,055
Payments on secured debt	—	—	(4,440)	—	(4,440)
Borrowings and issuances of unsecured debt	2,497	—	471	—	2,968
Payments on unsecured debt	—	—	(531)	—	(531)
Debt issuance costs	(11)	—	(16)	—	(27)
Net capital contributions	—	—	(694)	694	—
Net change in due to affiliates	—	1,546	604	(2,150)	—
Net cash provided by financing activities - continuing operations	2,503	1,546	3,151	(1,535)	5,665
Net cash provided by (used in) financing activities - discontinued operations	—	—	(10)	—	(10)
Net cash provided by financing activities	2,503	1,546	3,141	(1,535)	5,655
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(244)	232	—	(12)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	37	—	37
Cash, cash equivalents and restricted cash at beginning of period	—	2,284	3,018	—	5,302
Cash, cash equivalents and restricted cash at end of period	$—	$2,040	$3,287	$—	$5,327
Cash, cash equivalents and restricted cash from continuing operations at end of period	$—	$2,040	$2,697	$—	$4,737
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$590	$—	$590

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.
The European Operations are presented as discontinued operations in our condensed consolidated financial statements for the three months ended March 31, 2017. Unless otherwise indicated, information in this report relates to our continuing operations.
Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2017 Form 10-K for a discussion of these risks and uncertainties. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Results of Operations
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Average Earning Assets	Three Months Ended March 31,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Average retail finance receivables	$33,471	$27,484	$5,987	21.8%
Average commercial finance receivables	10,068	7,963	2,105	26.4%
Average finance receivables	43,539	35,447	8,092	22.8%
Average leased vehicles, net	43,177	35,751	7,426	20.8%
Average earning assets	$86,716	$71,198	$15,518	21.8%

Retail finance receivables purchased	$5,078	$5,607	$(529)	(9.4)%
Leased vehicles purchased	$5,712	$6,273	$(561)	(8.9)%
Average retail finance receivables increased due to the volume of new loan originations in excess of principal collections and payoffs. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which began in early calendar 2015. Our retail penetration in North America declined to approximately 39% in the three months ended March 31, 2018 from approximately 48% in the corresponding period in 2017 due to lower GM lease penetration and down payment assistance being offered by GM on fewer vehicles, with a smaller incentive per vehicle.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended March 31,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Finance charge income
Retail finance receivables	$742	$665	$77	11.6%
Commercial finance receivables	$124	$87	$37	42.5%
Leased vehicle income	$2,447	$1,931	$516	26.7%
Other income	$98	$65	$33	50.8%
Equity income	$52	$47	$5	10.6%
Effective yield - retail finance receivables	9.0%	9.8%
Effective yield - commercial finance receivables	5.0%	4.4%
Finance charge income on retail finance receivables increased due to growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to increased lending to borrowers with prime credit. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average retail finance receivables. The effective yield, as a percentage of average retail finance receivables, is higher than the contractual rates of our auto finance contracts primarily because the effective yield includes, in addition to the contractual rates and fees, the impact of rate subvention provided by GM.
Finance charge income on commercial finance receivables increased due to growth in the portfolio, including an increase in the number of dealers in our floorplan program, and due to an increase in the effective yield resulting from rising benchmark interest rates.
The increase in leased vehicle income reflects the growth of the leased asset portfolio.

Costs and Expenses	Three Months Ended March 31,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Operating expenses	$365	$330	$35	10.6%
Leased vehicle expenses	$1,787	$1,429	$358	25.1%
Provision for loan losses	$136	$211	$(75)	(35.5)%
Interest expense	$732	$596	$136	22.8%
Average debt outstanding	$81,525	$67,049	$14,476	21.6%
Effective rate of interest on debt	3.6%	3.6%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.7% from 1.9% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.6% for the three months ended March 31, 2018 from 3.1% for the three months ended March 31, 2017, due primarily to a decrease in the loss confirmation period, resulting from a shift in the credit mix of the portfolio to a larger percentage of prime loans. The loss confirmation period represents the average amount of time between when a loss event first occurs to when the receivable is charged off. The provision for commercial loan losses was insignificant for the three months ended March 31, 2018 and 2017.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios.
Taxes Our consolidated effective income tax rate was 18.9% and 27.5% of income before income taxes and equity income for the three months ended March 31, 2018 and 2017. The decrease in the effective income tax rate is due primarily to a favorable impact from the U.S. tax reform legislation.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income were $59 million and $94 million for the three months ended March 31, 2018 and 2017. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies.
Earning Asset Quality

Retail Finance Receivables	March 31, 2018	December 31, 2017
Retail finance receivables, net of fees	$34,320	$32,802
Less: allowance for loan losses	(858)	(889)
Retail finance receivables, net	$33,462	$31,913
Number of outstanding contracts	2,363,155	2,308,826
Average amount of outstanding contracts (in dollars)(a)	$14,523	$14,207
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.5%	2.7%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At March 31, 2018, the allowance for loan losses as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2017 due primarily to a decrease in the loss confirmation period, resulting from a shift in the credit mix of the portfolio to a larger percentage of prime loans. The loss confirmation period represents the average amount of time between when a loss event first occurs to when the receivable is charged off.
Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	March 31, 2018		March 31, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,265	3.7%	$995	3.4%
Greater than 60 days	605	1.7	430	1.4
Total finance receivables more than 30 days delinquent	1,870	5.4	1,425	4.8
In repossession	53	0.2	46	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,923	5.6%	$1,471	5.0%
Overall, delinquency continues to improve due primarily to the continued shift in credit mix to prime credit; however, delinquency at March 31, 2018 was elevated due to operational constraints resulting from the conversion of our loan servicing system at the beginning of calendar 2018.
TDRs Refer to Note 3 to our condensed consolidated financial statements for further discussion of TDRs.
Deferrals In accordance with our policies and guidelines, we, at times, offer payment deferrals to retail consumers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 3.1% and 4.3% for the three months ended March 31, 2018 and 2017. The decrease in deferments is due in part to operational constraints resulting from the conversion of our loan servicing system at the beginning of calendar 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2018	2017
Charge-offs	$295	$298
Less: recoveries	(123)	(143)
Net charge-offs	$172	$155
Net charge-offs as an annualized percentage(a)	2.1%	2.3%
_________________

(a)	Net charge-offs as an annualized percentage is calculated as a percentage of average retail finance receivables.
Net charge-offs as an annualized percentage of average retail finance receivables decreased during the three months ended March 31, 2018 from the corresponding period in 2017, due primarily to the shift in the North America receivables portfolio toward prime credit quality, as well as better recovery rates. The recovery rate as a percentage of gross repossession charge-offs in North America was 53.1% and 51.6% for the three months ended March 31, 2018 and 2017.

Commercial Finance Receivables	March 31, 2018	December 31, 2017
Commercial finance receivables, net of fees	$10,365	$10,312
Less: allowance for loan losses	(54)	(53)
Commercial finance receivables, net	$10,311	$10,259
Number of dealers	1,592	1,538
Average carrying amount per dealer	$6	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were no charge-offs of commercial finance receivables during the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At March 31, 2018 and 2017, 98.8% and 99.2% of our operating leases were current with respect to payment status.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2018			December 31, 2017
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Cars	$5,518	430	25.6%	$5,701	450	27.2%
Trucks	7,317	292	17.4	7,173	285	17.3
CUVs	14,201	852	50.8	13,723	818	49.5
SUVs	3,939	103	6.2	3,809	99	6.0
Total	$30,975	1,677	100.0%	$30,406	1,652	100.0%
The industry supply of used vehicles resulting from off-lease returns is expected to continue to increase through 2019. As a result, we expect a decline in used car prices in the U.S. of between 5% and 6% as compared to 2017, although we have experienced stronger results than anticipated in the three months ended March 31, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating leases originated	149	171
Operating leases terminated	124	59
Operating lease vehicles returned(a)	94	38
Return rate(b)	76%	64%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
Operating leases terminated and operating lease vehicles returned increased due to the growth and maturity of the leased asset portfolio. Due to the current age and size of our lease portfolio, the current return rate is lower than we expect it to be in future periods as our lease portfolio grows and matures.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from credit facilities, securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, operating expenses, interest costs and preferred stock dividends.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
Cash Flow During the three months ended March 31, 2018, net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased interest expense and increased operating expenses.
During the three months ended March 31, 2018, net cash used in investing activities decreased due to an increase in proceeds received on terminated leases of $1.3 billion, increased collections and recoveries on retail finance receivables of $0.8 billion, a decrease in net fundings of commercial finance receivables of $0.6 billion, a decrease in purchases of retail finance receivables of $0.4 billion, and a decrease in purchases of leased vehicles of $0.3 billion.
During the three months ended March 31, 2018, net cash provided by financing activities decreased due primarily to a decrease in borrowings, net of repayments, of $2.9 billion.

Liquidity	March 31, 2018	December 31, 2017
Cash and cash equivalents(a)	$4,178	$4,265
Borrowing capacity on unpledged eligible assets	14,073	12,533
Borrowing capacity on committed unsecured lines of credit	136	129
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available liquidity	$19,387	$17,927
_________________

(a)
Includes $512 million and $656 million in unrestricted cash outside of the U.S. at March 31, 2018 and December 31, 2017. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the three months ended March 31, 2018, available liquidity increased due primarily to an increase in receivables eligible to be pledged and a decrease in advances outstanding on secured revolving credit facilities.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. At March 31, 2018, we had no borrowings outstanding, and the $4.0 billion in liquidity available to us under the GM unsecured revolving credit facilities is not reflected in the table above.

GENERAL MOTORS FINANCIAL COMPANY, INC.

In April 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility. We have access to the entire $16.5 billion, subject to available capacity, with irrevocable and exclusive access of no less than $2.0 billion of the 364-day facility to support our liquidity.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.
At March 31, 2018, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,154	$3,310
Revolving commercial asset-secured facilities(b)	3,910	277
Total secured	26,064	3,587
Unsecured committed facilities(c)	136	—
Unsecured uncommitted facilities(d)	2,311	2,311
Total unsecured	2,447	2,311
Junior Subordinated Revolving Credit Facility	1,000	—
Total	$29,511	$5,898
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $126 million in advances outstanding and $822 million in unused borrowing capacity on these facilities at March 31, 2018.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)	Does not include liquidity available to us under GM's unsecured revolving credit facilities.

(d)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.3 billion in unused borrowing capacity on these facilities at March 31, 2018.

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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At March 31, 2018
2013	April 2021	-	October 2021	$1,080	$112
2014	July 2021	-	March 2022	$4,850	883
2015	July 2019	-	December 2023	$12,098	3,577
2016	May 2019	-	September 2024	$15,405	8,219
2017	June 2019	-	May 2025	$22,679	18,568
2018	March 2022	-	December 2025	$4,750	4,565
Total active securitizations					35,924
Debt issuance costs					(70)
Total					$35,854
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize SPEs which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 7 to our condensed consolidated financial statements for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S., Europe and Mexico. At March 31, 2018, the aggregate principal amount of our outstanding senior notes was $40.8 billion.
We issue other unsecured debt through commercial paper offerings and other non-bank funding sources. At March 31, 2018, we had $1.7 billion of this type of unsecured debt outstanding.
Leverage Ratio At March 31, 2018 and December 31, 2017, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 9.10x and 9.49x, and the applicable leverage ratio threshold was 11.50x. The earning assets leverage ratio decreased during the three months ended March 31, 2018 due to growth in earnings.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2017. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk since December 31, 2017. Refer to Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our 2017 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer (CEO) and principal financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to certain legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risks factors. There have been no material changes to the Risk Factors disclosed in our 2017 Form 10-K.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	April 26, 2018	By:	/S/ SUSAN B. SHEFFIELD
(Signature)
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer