Form 10-Q
period 2018-06-30
General Motors Financial Company, Inc.
filed 2018-07-25
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 24, 2018, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$4,012	$4,265
Finance receivables, net (Note 3; Note 7 VIEs)	45,500	42,172
Leased vehicles, net (Note 4; Note 7 VIEs)	44,054	42,882
Goodwill	1,188	1,197
Equity in net assets of non-consolidated affiliate (Note 5)	1,260	1,187
Related party receivables (Note 2)	736	309
Other assets (Note 7 VIEs)	5,808	5,003
Total assets	$102,558	$97,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$39,083	$39,887
Unsecured debt (Note 6)	45,357	40,830
Deferred income	3,517	3,221
Related party payables (Note 2)	76	92
Other liabilities	3,549	2,691
Total liabilities	91,582	86,721
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	7,554	7,525
Accumulated other comprehensive loss	(936)	(768)
Retained earnings	4,358	3,537
Total shareholders' equity	10,976	10,294
Total liabilities and shareholders' equity	$102,558	$97,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Finance charge income	$884	$812	$1,750	$1,564
Leased vehicle income	2,497	2,107	4,944	4,038
Other income	107	71	205	136
Total revenue	3,488	2,990	6,899	5,738
Costs and expenses
Salaries and benefits	223	198	444	397
Other operating expenses	159	135	303	266
Total operating expenses	382	333	747	663
Leased vehicle expenses	1,684	1,549	3,471	2,978
Provision for loan losses (Note 3)	128	158	264	369
Interest expense	803	635	1,535	1,231
Total costs and expenses	2,997	2,675	6,017	5,241
Equity income (Note 5)	45	41	97	88
Income from continuing operations before income taxes	536	356	979	585
Income tax provision (Note 11)	94	86	168	136
Income from continuing operations	442	270	811	449
Loss from discontinued operations, net of tax (Note 12)	—	(208)	—	(185)
Net income	$442	$62	$811	$264

Net income attributable to common shareholder	$427	$62	$782	$264

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$442	$62	$811	$264
Other comprehensive income, net of tax (Note 10)
Unrealized gain (loss) on cash flow hedges, net of income tax benefit of $1, $5, $1 and $7	17	(7)	18	(11)
Defined benefit plans, net of income tax	—	(1)	—	(1)
Foreign currency translation adjustment, net of income tax expense (benefit) of $0, $5, $(1) and $9	(245)	104	(186)	198
Other comprehensive (loss) income, net of tax	(228)	96	(168)	186
Comprehensive income	$214	$158	$643	$450

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities - continuing operations	$3,565	$3,143
Net cash provided by operating activities - discontinued operations	—	176
Net cash provided by operating activities	3,565	3,319
Cash flows from investing activities
Purchases of retail finance receivables, net	(11,119)	(10,698)
Principal collections and recoveries on retail finance receivables	7,593	6,020
Net funding of commercial finance receivables	(516)	(1,761)
Purchases of leased vehicles, net	(9,122)	(9,884)
Proceeds from termination of leased vehicles	5,303	2,724
Other investing activities	(34)	(47)
Net cash used in investing activities - continuing operations	(7,895)	(13,646)
Net cash used in investing activities - discontinued operations	—	(364)
Net cash used in investing activities	(7,895)	(14,010)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	695	(351)
Borrowings and issuances of secured debt	12,405	15,670
Payments on secured debt	(13,135)	(11,690)
Borrowings and issuances of unsecured debt	8,431	11,033
Payments on unsecured debt	(3,783)	(1,201)
Debt issuance costs	(92)	(95)
Dividends paid	(30)	—
Net cash provided by financing activities - continuing operations	4,491	13,366
Net cash provided by financing activities - discontinued operations	—	65
Net cash provided by financing activities	4,491	13,431
Net increase in cash, cash equivalents and restricted cash	161	2,740
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(60)	78
Cash, cash equivalents and restricted cash at beginning of period	6,567	5,302
Cash, cash equivalents and restricted cash at end of period	$6,668	$8,120
Cash, cash equivalents and restricted cash from continuing operations at end of period	$6,668	$7,497
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$623
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

June 30, 2018
Cash and cash equivalents	$4,012
Restricted cash included in other assets	2,656
Total	$6,668
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
On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, our European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Operations are presented as discontinued operations in our condensed consolidated financial statements for the three and six months ended June 30, 2017. Refer to Note 12 for additional details regarding our disposal of these operations. Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to our continuing operations.
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
The condensed consolidated financial statements at June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2017, was derived from audited annual financial statements.
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
Effective January 1, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02). ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 in accumulated other comprehensive income to retained earnings. The cumulative effect of the adjustments to the opening balance of retained earnings for the adopted standard was insignificant.
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
We purchase certain program vehicles from GM subsidiaries. We simultaneously lease these vehicles to those subsidiaries for use primarily in their ride-sharing arrangements. We account for these leases as direct-financing leases, which are included in our finance receivables, net.
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the six months ended June 30, 2018, we purchased $280 million of these receivables from GM.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	June 30, 2018	December 31, 2017
Commercial finance receivables, net due from dealers consolidated by GM(a)	$379	$355
Direct-financing lease receivables from GM subsidiaries(a)	$120	$88
Subvention receivable(b)	$735	$306
Commercial loan funding payable(c)	$75	$90

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2018	2017	2018	2017
Interest subvention earned on retail finance receivables(d)	$122	$109	$234	$204
Interest subvention earned on commercial finance receivables(d)	$15	$13	$33	$28
Leased vehicle subvention earned(e)	$813	$754	$1,611	$1,460
_________________

(a)	Included in finance receivables, net.

(b)
Included in related party receivables. We received subvention payments from GM of $1.1 billion and $1.2 billion for the three months ended June 30, 2018 and 2017, and $1.7 billion and $2.2 billion for the six months ended June 30, 2018 and 2017.

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
On April 18, 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility (the GM Revolving 364-Day Credit Facility). Also on April 18, 2018, we and GM amended the Support Agreement to, among other things, allow for irrevocable and exclusive access by us of no less than $2.0 billion of the GM Revolving 364-Day Credit Facility to support our liquidity. At June 30, 2018, we had no amounts borrowed under these facilities.
We are included in GM's consolidated U.S. federal income tax returns. For taxable income we recognize in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated U.S. federal and certain state tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At June 30, 2018 and December 31, 2017, there are no related party taxes payable to GM.
Note 3. Finance Receivables

	June 30, 2018	December 31, 2017
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$33,398	$30,574
Retail finance receivables, individually evaluated for impairment, net of fees	2,277	2,228
Total retail finance receivables, net of fees(a)	35,675	32,802
Less: allowance for loan losses - collective	(508)	(561)
Less: allowance for loan losses - specific	(307)	(328)
Total retail finance receivables, net	34,860	31,913
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	10,652	10,290
Commercial finance receivables, individually evaluated for impairment, net of fees	46	22
Total commercial finance receivables, net of fees	10,698	10,312
Less: allowance for loan losses - collective	(52)	(50)
Less: allowance for loan losses - specific	(6)	(3)
Total commercial finance receivables, net	10,640	10,259
Total finance receivables, net	$45,500	$42,172
Fair value of finance receivables	$45,128	$42,178
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $184 million and $228 million at June 30, 2018 and December 31, 2017.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Finance Receivables	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allowance for retail loan losses beginning balance	$858	$823	$889	$765
Provision for loan losses	123	152	258	359
Charge-offs	(298)	(272)	(593)	(570)
Recoveries	145	142	268	285
Foreign currency translation	(13)	(1)	(7)	5
Allowance for retail loan losses ending balance	$815	$844	$815	$844

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

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$19,751	55.4%	$16,892	51.5%
Near-prime - FICO Score 620 to 679	5,618	15.7	5,226	15.9
Sub-prime - FICO Score less than 620	10,306	28.9	10,684	32.6
Balance at end of period	$35,675	100.0%	$32,802	100.0%
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

	June 30, 2018		June 30, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,178	3.3%	$1,076	3.4%
Greater than 60 days	462	1.3	464	1.5
Total finance receivables more than 30 days delinquent	1,640	4.6	1,540	4.9
In repossession	57	0.1	43	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,697	4.7%	$1,583	5.1%
At June 30, 2018 and December 31, 2017, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $822 million and $778 million.

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
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	June 30, 2018	December 31, 2017
Outstanding recorded investment	$2,277	$2,228
Less: allowance for loan losses	(307)	(328)
Outstanding recorded investment, net of allowance	$1,970	$1,900
Unpaid principal balance	$2,313	$2,266
Additional information about loans classified as TDRs is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average outstanding recorded investment	$2,238	$1,985	$2,253	$1,966
Finance charge income recognized	$62	$57	$126	$117
Number of loans classified as TDRs during the period	19,662	17,364	33,096	33,838
Recorded investment of loans classified as TDRs during the period	$360	$302	$613	$590
The unpaid principal balances, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three and six months ended June 30, 2018 and 2017.
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

			June 30, 2018		December 31, 2017
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,971	18.4%	$1,915	18.6%
Group II	-	Dealers with strong financial metrics	4,031	37.7	3,584	34.7
Group III	-	Dealers with fair financial metrics	3,192	29.8	3,424	33.2
Group IV	-	Dealers with weak financial metrics	1,001	9.4	1,048	10.2
Group V	-	Dealers warranting special mention due to elevated risks	426	4.0	260	2.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	77	0.7	81	0.8
Balance at end of period			$10,698	100.0%	$10,312	100.0%
At June 30, 2018 and December 31, 2017, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2018 and 2017.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Leased Vehicles

	June 30, 2018	December 31, 2017
Leased vehicles	$64,561	$62,203
Manufacturer subvention	(9,782)	(9,468)
	54,779	52,735
Less: accumulated depreciation	(10,725)	(9,853)
Leased vehicles, net	$44,054	$42,882
The following table summarizes minimum rental payments due to us as lessor under operating leases at June 30, 2018:

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Minimum rental payments under operating leases	$3,650	$5,709	$2,981	$667	$52	$2	$13,061
Note 5. Equity in Net Assets of Non-consolidated Affiliate
We use the equity method to account for our equity interest in SAIC-GMAC, a joint venture that conducts auto finance operations in China. The income of SAIC-GMAC is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Operating Data(a)	2018	2017	2018	2017
Finance charge income	$315	$256	$622	$514
Provision for loan losses	$6	$4	$9	$(11)
Interest expense	$132	$82	$256	$158
Income before income taxes	$171	$155	$369	$333
Net income	$129	$116	$277	$250
 _________________

(a)	This data represents that of the entire entity and not our 35% proportionate share.
During the six months ended June 30, 2018 and 2017, there were no dividends received from SAIC-GMAC. At June 30, 2018 and December 31, 2017, we had undistributed earnings of $412 million and $315 million related to SAIC-GMAC.
Note 6. Debt

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,945	$2,949	$4,694	$4,713
Securitization notes payable	36,138	36,075	35,193	35,235
Total secured debt	39,083	39,024	39,887	39,948
Unsecured debt
Senior notes	40,916	41,400	36,820	37,969
Credit facilities	2,095	2,095	2,368	2,375
Other unsecured debt	2,346	2,350	1,642	1,645
Total unsecured debt	45,357	45,845	40,830	41,989
Total secured and unsecured debt	$84,440	$84,869	$80,717	$81,937
Fair value utilizing Level 2 inputs		$82,604		$79,623
Fair value utilizing Level 3 inputs		$2,265		$2,314

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
During the six months ended June 30, 2018, we entered into new credit facilities or renewed credit facilities with a total net additional borrowing capacity of $161 million, and we issued $10.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.81% and legal final maturity dates ranging from 2022 to 2025.
Unsecured Debt During the six months ended June 30, 2018, we issued $7.0 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.12% and maturity dates ranging from 2021 to 2028.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' obligations under the senior unsecured notes that require a guarantee.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured senior notes contain covenants including limitations on our ability to incur certain liens. At June 30, 2018, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	June 30, 2018	December 31, 2017
Restricted cash(a)	$2,488	$2,267
Finance receivables, net of fees	$28,495	$28,364
Lease related assets	$21,831	$22,222
Secured debt	$38,823	$39,328
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
Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. We primarily finance our earning assets with debt in the same currency to minimize the impact to earnings from our exposure to fluctuations in exchange rates. When we use a different currency, these fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. We enter into derivative financial instruments to protect the value or fix the amount of certain assets and liabilities in terms of the relevant functional currency. The table below presents the gross amounts of fair value of our derivative instruments and the associated notional amounts:

	June 30, 2018			December 31, 2017
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate contracts	$11,154	$2	$460	$11,110	$2	$290
Cash flow hedges
Interest rate contracts	1,108	14	—	2,177	15	—
Foreign currency swaps	2,122	95	36	1,574	103	—
Derivatives not designated as hedges
Interest rate contracts	89,753	534	563	81,938	329	207
Foreign currency swaps	1,884	61	46	1,201	104	—
Total(b)	$106,021	$706	$1,105	$98,000	$553	$497
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

(b)
We primarily enter into derivatives contracts through AmeriCredit Financial Services, Inc. (AFSI); however our SPEs may also be parties to derivative transactions. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At June 30, 2018 and December 31, 2017, the fair value of assets and liabilities available for offset was $463 million and $284 million. At June 30, 2018 and December 31, 2017, we held $57 million and $25 million and posted $593 million and $299 million of collateral available for netting.

As of June 30, 2018, the following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Unsecured debt	$15,452	$685
 _________________

(a)	Includes $167 million of hedging adjustment remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the condensed consolidated statement of income for the three and six months ended June 30, 2018:

	Income (Losses) Recognized In Income
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Interest Expense(a)	Other Operating Expenses(b)	Interest Expense(a)	Other Operating Expenses(b)
Fair value hedges
Hedged items	$69	$—	$277	$—
Interest rate contracts	(76)	—	(286)	—
Cash flow hedges
Interest rate contracts	3	—	7	—
Foreign currency contracts	(13)	(92)	(22)	(68)
Derivatives not designated as hedges
Interest rate contracts	(1)	—	5	—
Foreign currency contracts	(13)	(109)	(20)	(87)
Total	$(31)	$(201)	$(39)	$(155)
_________________

(a)	Total interest expense was $803 million and $1,535 million for the three and six months ended June 30, 2018.

(b)
Activity is offset by translation activity also recorded in other operating expenses related to foreign currency-denominated loans. Total other operating expense was $159 million and $303 million for the three and six months ended June 30, 2018.

The table below presents the effect of our derivative financial instruments in the condensed consolidated statement of income for the three and six months ended June 30, 2017:

	Income (Losses) Recognized In Income
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Fair value hedges
Interest rate contracts(a)(b)	$18	$29
Cash flow hedges
Interest rate contracts(a)	1	(1)
Foreign currency contracts(c)	49	55
Derivatives not designated as hedges
Interest rate contracts(a)	(4)	(9)
Foreign currency contracts(c)(d)	42	35
Total	$106	$109
_________________

(a)	Recognized in earnings as interest expense.

(b)	Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts offset by the change in fair value of hedged debt attributable to the hedged risk.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flow hedges
Interest rate contracts	$1	$(1)	$5	$1
Foreign currency contracts	(58)	24	(40)	21
Total	$(57)	$23	$(35)	$22

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Loss Into Income				Location of Amounts Reclassified from Accumulated OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flow hedges
Interest rate contracts	$—	$—	$(3)	$1	Interest expense
Foreign currency contracts	74	(30)	56	(34)	Interest expense
Total	$74	$(30)	$53	$(33)
Note 9. Commitments and Contingencies
Guarantees of Indebtedness At June 30, 2018 and December 31, 2017, we guaranteed approximately $1.2 billion and $2.0 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement entered into with BNP Paribas in connection with the sale of certain of our European Operations on October 31, 2017, BNP Paribas has agreed to pay to us any amount that we may pay under any such guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At June 30, 2018, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $56 million, and have accrued $18 million.
In 2014 and 2015, we were served with investigative subpoenas from various state attorneys general and other governmental offices to produce documents and data relating to our automobile loan and lease business and securitization of loans and leases. We believe that we have cooperated fully with all reasonable requests for information.We are currently unable to estimate any reasonably possible loss or range of loss that may result from these investigations.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $16 million as of June 30, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Shareholders' Equity
At June 30, 2018 and December 31, 2017, we had 250 million shares of preferred stock and 10 million shares of common stock authorized for issuance. At June 30, 2018 and December 31, 2017, we had 1.0 million shares of Series A Preferred Stock and 5.05 million shares of common stock issued and outstanding. On March 30, 2018, we paid a dividend of $30.4 million at $30.35 per share of Series A Preferred Stock to holders of record of Series A Preferred Stock as of March 15, 2018.
The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized gain on cash flow hedges
Beginning balance	$17	$13	$16	$17
Change in value of cash flow hedges, net of tax	17	(7)	18	(11)
Ending balance	34	6	34	6
Defined benefit plans
Beginning balance	1	(20)	1	(20)
Unrealized gain (loss) on subsidiary pension, net of tax	—	(1)	—	(1)
Ending balance	1	(21)	1	(21)
Foreign currency translation adjustment
Beginning balance	(726)	(1,141)	(785)	(1,235)
Translation (loss) gain, net of tax	(245)	104	(186)	198
Ending balance	(971)	(1,037)	(971)	(1,037)
Total accumulated other comprehensive loss	$(936)	$(1,052)	$(936)	$(1,052)
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
During the three and six months ended June 30, 2018, income tax expense of $94 million and $168 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. During the three and six months ended June 30, 2017, income tax expense of $86 million and $136 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.
We are included in GM’s consolidated U.S. federal income tax return and for certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. The Act changed many aspects of U.S. corporate income taxation, including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. As of June 30, 2018, no material amounts have been identified.

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
The following table summarizes the results of operations of the European Operations:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total revenue	$143	$274
Interest expense	23	46
Other expenses	79	156
Total costs and expenses	102	202
Income from discontinued operations before income taxes	41	72
Loss on sale of discontinued operations before income taxes	336	336
Loss from discontinued operations before income taxes	(295)	(264)
Income tax benefit	(87)	(79)
Loss from discontinued operations, net of tax	$(208)	$(185)
Note 13. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International operating segments. The management of each segment is responsible for executing our strategies. As discussed in Note 1, our European Operations are presented as discontinued operations and are excluded from our segment results for the three and six months ended June 30, 2017. These operations were previously included in our International Segment. Key operating data for our operating segments were as follows:

	Three Months Ended June 30, 2018
	North America	International	Total
Total revenue	$3,180	$308	$3,488
Operating expenses	276	106	382
Leased vehicle expenses	1,675	9	1,684
Provision for loan losses	90	38	128
Interest expense	685	118	803
Equity income	—	45	45
Income from continuing operations before income taxes	$454	$82	$536

	Three Months Ended June 30, 2017
	North America	International	Total
Total revenue	$2,700	$290	$2,990
Operating expenses	253	80	333
Leased vehicle expenses	1,543	6	1,549
Provision for loan losses	133	25	158
Interest expense	497	138	635
Equity income	—	41	41
Income from continuing operations before income taxes	$274	$82	$356

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2018
	North America	International	Total
Total revenue	$6,265	$634	$6,899
Operating expenses	547	200	747
Leased vehicle expenses	3,453	18	3,471
Provision for loan losses	187	77	264
Interest expense	1,282	253	1,535
Equity income	—	97	97
Income from continuing operations before income taxes	$796	$183	$979

	Six Months Ended June 30, 2017
	North America	International	Total
Total revenue	$5,174	$564	$5,738
Operating expenses	501	162	663
Leased vehicle expenses	2,969	9	2,978
Provision for loan losses	320	49	369
Interest expense	952	279	1,231
Equity income	—	88	88
Income from continuing operations before income taxes	$432	$153	$585

	June 30, 2018			December 31, 2017
	North America	International	Total	North America	International	Total
Finance receivables, net	$39,254	$6,246	$45,500	$35,436	$6,736	$42,172
Leased vehicles, net	$43,907	$147	$44,054	$42,753	$129	$42,882
Total assets	$93,619	$8,939	$102,558	$87,618	$9,397	$97,015
Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.2 billion and $7.8 billion at June 30, 2018 and December 31, 2017.

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
The European Operations are presented as discontinued operations in our condensed consolidated financial statements for the three and six months ended June 30, 2017. Unless otherwise indicated, information in this report relates to our continuing operations.
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
Results of Operations
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Average Earning Assets	Three Months Ended June 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Average retail finance receivables	$35,081	$30,432	$4,649	15.3%
Average commercial finance receivables	10,333	9,074	1,259	13.9%
Average finance receivables	45,414	39,506	5,908	15.0%
Average leased vehicles, net	43,805	38,368	5,437	14.2%
Average earning assets	$89,219	$77,874	$11,345	14.6%

Retail finance receivables purchased	$6,051	$5,253	$798	15.2%
Leased vehicles purchased	$6,201	$6,751	$(550)	(8.1)%
Average finance receivables increased due to the volume of new loan originations in excess of principal collections and payoffs. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which began in early calendar 2015. Our retail penetration in North America increased to 43% for the three months ended June 30, 2018 from 41% for the corresponding period in 2017, primarily due to further alignment with GM and greater dealer engagement.

Revenue	Three Months Ended June 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Finance charge income
Retail finance receivables	$754	$709	$45	6.3%
Commercial finance receivables	$130	$103	$27	26.2%
Leased vehicle income	$2,497	$2,107	$390	18.5%
Other income	$107	$71	$36	50.7%
Equity income	$45	$41	$4	9.8%
Effective yield - retail finance receivables	8.6%	9.3%
Effective yield - commercial finance receivables	5.0%	4.6%
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
The increase in other income is primarily due to (1) $16 million increase in investment income due to rising benchmark rates and (2) $14 million in revenue related to the administration of a vehicle purchase program, which is substantially offset in other operating expenses.

Costs and Expenses	Three Months Ended June 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Operating expenses	$382	$333	$49	14.7%
Leased vehicle expenses	$1,684	$1,549	$135	8.7%
Provision for loan losses	$128	$158	$(30)	(19.0)%
Interest expense	$803	$635	$168	26.5%
Average debt outstanding	$83,714	$73,728	$9,986	13.5%
Effective rate of interest on debt	3.8%	3.5%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets was 1.7% for the three months ended June 30, 2018 and 2017.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio, offset by increased gains on sales of vehicles under terminated leases.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.4% for the three months ended June 30, 2018 from 2.0% for the three months ended June 30, 2017, due primarily to a decrease in the loss confirmation period as well as an increase in our recovery rate forecast on repossessed vehicles. The loss confirmation period change resulted from a shift in the credit mix of the portfolio to a larger percentage of prime loans. The loss confirmation period represents the average amount of time between when a loss event first occurs to when the receivable is charged off. The recovery rate forecast change reflects stronger than expected wholesale auction values for the six months ended June 30, 2018. The provision for commercial loan losses was insignificant for the three months ended June 30, 2018 and 2017.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark rates.
Taxes Our consolidated effective income tax rate was 19.1% and 27.3% of income before income taxes and equity income for the three months ended June 30, 2018 and 2017. The decrease in the effective income tax rate is due primarily to a favorable impact from the U.S. tax reform legislation.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(245) million and $104 million for the three months ended June 30, 2018 and 2017. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies, particularly the Brazilian Real and the Mexican Peso.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Average Earning Assets	Six Months Ended June 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Average retail finance receivables	$34,253	$28,960	$5,293	18.3%
Average commercial finance receivables	10,177	8,520	1,657	19.4%
Average finance receivables	44,430	37,480	6,950	18.5%
Average leased vehicles, net	43,498	37,055	6,443	17.4%
Average earning assets	$87,928	$74,535	$13,393	18.0%

Retail finance receivables purchased	$11,129	$10,860	$269	2.5%
Leased vehicles purchased	$11,913	$13,024	$(1,111)	(8.5)%
Average retail finance receivables increased due to the volume of new loan originations in excess of principal collections and payoffs. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. The increase in average leased vehicles, net primarily resulted from our exclusive lease subvention arrangement in the U.S. with GM, which began in early calendar 2015. Our retail penetration in North America decreased to 43% for the six months ended June 30, 2018 from 44% for the corresponding period in 2017, primarily due to decreased GM lease sales mix.

Revenue	Six Months Ended June 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Finance charge income
Retail finance receivables	$1,496	$1,374	$122	8.9%
Commercial finance receivables	$254	$190	$64	33.7%
Leased vehicle income	$4,944	$4,038	$906	22.4%
Other income	$205	$136	$69	50.7%
Equity income	$97	$88	$9	10.2%
Effective yield - retail finance receivables	8.8%	9.6%
Effective yield - commercial finance receivables	5.0%	4.5%
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
The increase in other income is primarily due to (1) $26 million increase in investment income due to rising benchmark rates, (2) $26 million increase in insurance revenue primarily due to a change in the timing of the recognition of commissions and (3) $14 million in revenue related to the administration of a vehicle purchase program, which is substantially offset in other operating expenses.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Six Months Ended June 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Operating expenses	$747	$663	$84	12.7%
Leased vehicle expenses	$3,471	$2,978	$493	16.6%
Provision for loan losses	$264	$369	$(105)	(28.5)%
Interest expense	$1,535	$1,231	$304	24.7%
Average debt outstanding	$82,611	$70,399	$12,212	17.3%
Effective rate of interest on debt	3.7%	3.5%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.7% from 1.8% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio, partially offset by increased gains on sales of vehicles under terminated leases.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.5% for the six months ended June 30, 2018 from 2.5% for the six months ended June 30, 2017, due primarily to a decrease in the loss confirmation period as well as an increase in our recovery rate forecast on repossessed vehicles. The loss confirmation period change resulted from a shift in the credit mix of the portfolio to a larger percentage of prime loans. The loss confirmation period represents the average amount of time between when a loss event first occurs to when the receivable is charged off. The recovery rate forecast change reflects stronger than expected wholesale auction values for the six months ended June 30, 2018. The provision for commercial loan losses was insignificant for the six months ended June 30, 2018 and 2017.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark rates.
Taxes Our consolidated effective income tax rate was 19.0% and 27.4% of income before income taxes and equity income for the six months ended June 30, 2018 and 2017. The decrease in the effective income tax rate is due primarily to a favorable impact from the U.S. tax reform legislation.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(186) million and $198 million for the six months ended June 30, 2018 and 2017. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies, particularly the Brazilian Real and the Mexican Peso.
Earning Asset Quality

Retail Finance Receivables	June 30, 2018	December 31, 2017
Retail finance receivables, net of fees	$35,675	$32,802
Less: allowance for loan losses	(815)	(889)
Retail finance receivables, net	$34,860	$31,913
Number of outstanding contracts	2,433,400	2,308,826
Average amount of outstanding contracts (in dollars)(a)	$14,661	$14,207
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.3%	2.7%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At June 30, 2018, the allowance for loan losses as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2017 due primarily to a decrease in the loss confirmation period as well as an increase in our recovery rate forecast on repossessed vehicles. The loss confirmation period change resulted from a shift in the credit mix of the portfolio to a larger percentage of prime loans. The loss confirmation period represents the average amount of time between when a loss event first occurs to when the receivable is charged off. The recovery rate forecast change reflects stronger than expected wholesale auction values for the six months ended June 30, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	June 30, 2018		June 30, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,178	3.3%	$1,076	3.4%
Greater than 60 days	462	1.3	464	1.5
Total finance receivables more than 30 days delinquent	1,640	4.6	1,540	4.9
In repossession	57	0.1	43	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,697	4.7%	$1,583	5.1%
Overall, delinquency continues to improve due primarily to the continued shift in credit mix to prime credit.
TDRs Refer to Note 3 to our condensed consolidated financial statements for further discussion of TDRs.
Deferrals In accordance with our policies and guidelines, we, at times, offer payment deferrals to retail consumers, whereby the borrower is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Contracts receiving a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 4.4% and 3.7% for the three and six months ended June 30, 2018 and 4.1% and 4.2% for the three and six months ended June 30, 2017.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Charge-offs	$298	$272	$593	$570
Less: recoveries	(145)	(142)	(268)	(285)
Net charge-offs	$153	$130	$325	$285
Net charge-offs as an annualized percentage(a)	1.7%	1.7%	1.9%	2.0%
_________________

(a)	Net charge-offs as an annualized percentage is calculated as a percentage of average retail finance receivables.
The recovery rate as a percentage of gross repossession charge-offs in North America was 52.3% and 51.7% for the three and six months ended June 30, 2018 and 53.9% and 52.7% for the three and six months ended June 30, 2017. We revised our recovery rate for the three months ended March 31, 2018 from 53.1% to 50.9% due to the reclassification of $4 million in non-repossession recoveries.

Commercial Finance Receivables	June 30, 2018	December 31, 2017
Commercial finance receivables, net of fees	$10,698	$10,312
Less: allowance for loan losses	(58)	(53)
Commercial finance receivables, net	$10,640	$10,259
Number of dealers	1,643	1,538
Average carrying amount per dealer	$6	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were insignificant charge-offs of commercial finance receivables during the three and six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Leased Vehicles At June 30, 2018 and 2017, 98.8% and 99.1% of our operating leases were current with respect to payment status.
The following table summarizes the estimated residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	June 30, 2018			December 31, 2017
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Cars	$5,281	411	24.2%	$5,701	450	27.2%
Trucks	7,393	298	17.5	7,173	285	17.3
CUVs	14,595	883	52.0	13,723	818	49.5
SUVs	4,054	107	6.3	3,809	99	6.0
Total	$31,323	1,699	100.0%	$30,406	1,652	100.0%
The industry supply of used vehicles resulting from off-lease returns is expected to continue to increase through 2019. Based on recent pricing trends for used vehicles in the secondary market which have remained more favorable than previously expected, we now expect used vehicle prices in the U.S. to decline between 2% and 4% as compared to 2017.
The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating leases originated	160	185	309	356
Operating leases terminated	139	85	263	144
Operating lease vehicles returned(a)	92	57	186	95
Return rate(b)	66%	67%	71%	66%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
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
Cash Flow During the six months ended June 30, 2018, net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased interest expense and increased operating expenses.
During the six months ended June 30, 2018, net cash used in investing activities decreased due to an increase in proceeds received on terminated leases of $2.6 billion, increased collections and recoveries on retail finance receivables of $1.6 billion, a decrease in net fundings of commercial finance receivables of $1.2 billion and a decrease in purchases of leased vehicles of $0.8 billion, offset by an increase in purchases of retail finance receivables of $0.4 billion.
During the six months ended June 30, 2018, net cash provided by financing activities decreased due primarily to a decrease in borrowings, net of repayments, of $8.8 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Liquidity	June 30, 2018	December 31, 2017
Cash and cash equivalents(a)	$4,012	$4,265
Borrowing capacity on unpledged eligible assets	15,937	12,533
Borrowing capacity on committed unsecured lines of credit	133	129
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	—
Available liquidity	$23,082	$17,927
_________________

(a)
Includes $485 million and $656 million in unrestricted cash outside of the U.S. at June 30, 2018 and December 31, 2017. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the six months ended June 30, 2018, available liquidity increased due primarily to an increase in receivables eligible to be pledged and a decrease in advances outstanding on secured revolving credit facilities. In addition, we added $2.0 billion in borrowing capacity on the GM Revolving 364-Day Credit Facility as described below.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. In April 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility. We have access to the entire $16.5 billion, subject to available capacity, with irrevocable and exclusive access to no less than $2.0 billion of the GM Revolving 364-Day Credit Facility to support our liquidity. At June 30, 2018, we had no borrowings outstanding under any of these facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.
At June 30, 2018, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,005	$2,673
Revolving commercial asset-secured facilities(b)	3,904	272
Total secured	25,909	2,945
Unsecured committed facilities	152	19
Unsecured uncommitted facilities(c)	2,076	2,076
Total unsecured	2,228	2,095
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility(d)	2,000	—
Total	$31,137	$5,040
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $115 million in advances outstanding and $706 million in unused borrowing capacity on these facilities at June 30, 2018.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.1 billion in unused borrowing capacity on these facilities at June 30, 2018.

(d)	Does not include $14.5 billion in additional liquidity available to us under GM's unsecured revolving credit facilities.

Refer to Note 8 - "Debt" to our consolidated financial statements in our Form 10-K for further discussion of the terms of our revolving credit facilities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At June 30, 2018
2013	April 2021			$1,080	$84
2014	July 2021	-	March 2022	$4,850	741
2015	March 2020	-	December 2023	$9,147	1,849
2016	May 2019	-	September 2024	$15,405	6,913
2017	June 2019	-	May 2025	$22,486	16,828
2018	March 2022	-	December 2025	$10,483	9,793
Total active securitizations					36,208
Debt issuance costs					(70)
Total					$36,138
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize SPEs which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes, predominantly from registered shelves in the U.S., Europe and Mexico. At June 30, 2018, the aggregate principal amount of our outstanding senior notes was $41.7 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At June 30, 2018, we had $2.3 billion of this type of unsecured debt outstanding.
Leverage Ratio At June 30, 2018 and December 31, 2017, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 9.14x and 9.49x, and the applicable leverage ratio threshold was 11.50x. The earning assets leverage ratio decreased during the six months ended June 30, 2018 due to growth in earnings.
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
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	GM's ability to sell new vehicles that we finance in the markets we serve;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the availability and cost of sources of financing;

•	our joint venture in China, which we cannot operate solely for our benefit and over which we have limited control;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the prices at which used vehicles are sold in the wholesale auction markets;

•	vehicle return rates and the residual value performance on vehicles we lease;

GENERAL MOTORS FINANCIAL COMPANY, INC.

•	interest rate fluctuations and certain related derivatives exposure;

•	foreign currency exchange rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	changes in general economic and business conditions;

•	competition;

•	our ability to manage risks related to security breaches and other disruptions to our networks and systems; and

•	changes in business strategy, including expansion of product lines and credit risk appetite, acquisitions and divestitures.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

General Motors Financial Company, Inc.
(Registrant)

Date:	July 25, 2018	By:	/S/ SUSAN B. SHEFFIELD
(Signature)
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer