Form 10-Q
period 2018-09-30
General Motors Financial Company, Inc.
filed 2018-10-31
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 30, 2018, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$4,546	$4,265
Finance receivables, net (Note 3; Note 7 VIEs)	48,080	42,172
Leased vehicles, net (Note 4; Note 7 VIEs)	44,128	42,882
Goodwill	1,187	1,197
Equity in net assets of non-consolidated affiliates (Note 5)	1,308	1,187
Related party receivables (Note 2)	738	309
Other assets (Note 7 VIEs)	5,594	5,003
Total assets	$105,581	$97,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$39,722	$39,887
Unsecured debt (Note 6)	46,655	40,830
Deferred income	3,583	3,221
Related party payables (Note 2)	89	92
Other liabilities	3,680	2,691
Total liabilities	93,729	86,721
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,052	7,525
Accumulated other comprehensive loss	(970)	(768)
Retained earnings	4,770	3,537
Total shareholders' equity	11,852	10,294
Total liabilities and shareholders' equity	$105,581	$97,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Finance charge income	$917	$837	$2,667	$2,401
Leased vehicle income	2,501	2,244	7,445	6,282
Other income	100	80	305	216
Total revenue	3,518	3,161	10,417	8,899
Costs and expenses
Salaries and benefits	239	224	683	621
Other operating expenses	130	122	433	388
Total operating expenses	369	346	1,116	1,009
Leased vehicle expenses	1,677	1,670	5,148	4,648
Provision for loan losses (Note 3)	180	204	444	573
Interest expense	838	672	2,373	1,903
Total costs and expenses	3,064	2,892	9,081	8,133
Equity income (Note 5)	44	41	141	129
Income from continuing operations before income taxes	498	310	1,477	895
Income tax provision (Note 11)	57	124	225	260
Income from continuing operations	441	186	1,252	635
Income (loss) from discontinued operations, net of tax (Note 12)	—	16	—	(169)
Net income	$441	$202	$1,252	$466

Net income attributable to common shareholder	$426	$200	$1,208	$464

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$441	$202	$1,252	$466
Other comprehensive (loss) income, net of tax (Note 10)
Unrealized gain (loss) on cash flow hedges, net of income tax (expense) benefit of $(2), $2, $(1) and $10	1	(3)	19	(14)
Defined benefit plans, net of income tax	—	—	—	(1)
Foreign currency translation adjustment, net of income tax benefit (expense) of $0, $(21), $1 and $(30)	(35)	120	(221)	318
Other comprehensive (loss) income, net of tax	(34)	117	(202)	303
Comprehensive income	$407	$319	$1,050	$769

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net cash provided by operating activities - continuing operations	$5,308	$4,795
Net cash provided by operating activities - discontinued operations	—	243
Net cash provided by operating activities	5,308	5,038
Cash flows from investing activities
Purchases of retail finance receivables, net	(17,794)	(15,267)
Principal collections and recoveries on retail finance receivables	12,010	9,410
Net funding of commercial finance receivables	(886)	(1,557)
Purchases of leased vehicles, net	(13,051)	(14,809)
Proceeds from termination of leased vehicles	8,094	4,649
Other investing activities	(100)	(65)
Net cash used in investing activities - continuing operations	(11,727)	(17,639)
Net cash used in investing activities - discontinued operations	—	(468)
Net cash used in investing activities	(11,727)	(18,107)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	1,563	(305)
Borrowings and issuances of secured debt	18,541	26,731
Payments on secured debt	(18,710)	(20,905)
Borrowings and issuances of unsecured debt	9,552	12,626
Payments on unsecured debt	(4,423)	(4,375)
Debt issuance costs	(118)	(131)
Proceeds from issuance of preferred stock	492	985
Dividends paid	(59)	—
Net cash provided by financing activities - continuing operations	6,838	14,626
Net cash provided by financing activities - discontinued operations	—	63
Net cash provided by financing activities	6,838	14,689
Net increase in cash, cash equivalents and restricted cash	419	1,620
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(56)	112
Cash, cash equivalents and restricted cash at beginning of period	6,567	5,302
Cash, cash equivalents and restricted cash at end of period	$6,930	$7,034
Cash, cash equivalents and restricted cash from continuing operations at end of period	$6,930	$6,469
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$565
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2018
Cash and cash equivalents	$4,546
Restricted cash included in other assets	2,384
Total	$6,930
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
On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, our European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. (BNP Paribas). Our European Operations are presented as discontinued operations in our condensed consolidated financial statements for the three and nine months ended September 30, 2017. Refer to Note 12 for additional details regarding our disposal of these operations. Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to our continuing operations.
The condensed consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (SEC) on February 6, 2018 (2017 Form 10–K). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements.
Segment Information We are the wholly-owned captive finance subsidiary of General Motors Company (GM). We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: North America (the North America Segment) and International (the International Segment). Our North America Segment includes operations in the U.S. and Canada. Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China.
Recently Adopted Accounting Standards
Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” as amended, as incorporated into Accounting Standards Codification (ASC) 606, on a modified retrospective basis by recognizing a cumulative effect adjustment of $33 million as an increase to the opening balance of retained earnings. Under the new standard, commission revenue and expenses related to certain retail finance receivables that were previously recognized as earned or incurred ratably over the term of the related receivables will now be recognized in full at the origination of the receivables.
Effective January 1, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) in accumulated other comprehensive income to retained earnings. The cumulative effect of the adjustments to the opening balance of retained earnings for the adopted standard was insignificant.
Effective January 1, 2018, we adopted ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities", on a modified retrospective basis, which is intended to facilitate financial reporting that more closely reflects risk management activities and simplifies the application of hedge accounting. Changes to the new guidance include expanded disclosures regarding the types of risk management strategies eligible for hedge accounting, simplifying the documentation and effectiveness assessment requirements, changing how ineffectiveness is measured, and changing the presentation and disclosure requirements for hedge accounting activities. The cumulative effect of the adjustments to the opening balance of retained earnings for the adopted standard was insignificant.
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
Accounting Standards Not Yet Adopted
In February 2016 the Financial Accounting Standards Board issued ASU 2016-02, "Leases", which requires us, as the lessee, to recognize most leases on the balance sheet, thereby resulting in the recognition of the right to use assets and lease obligations for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. We are continuing to assess the impact of ASU 2016-02 and refine our processes to permit adoption on January 1, 2019. We plan to elect the optional transition method as well as the package of practical expedients upon adoption. We expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our minimum commitments under noncancelable operating leases are not significantly different than those disclosed in our 2017 Form 10-K.
In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. We plan to adopt on January 1, 2020 on a modified retrospective basis, which will result in an increase to our allowance for credit losses and a decrease to retained earnings as of the adoption date.
We are completing a cross-functional implementation project to adjust our risk forecasting models, assumption review processes, corporate governance controls and accounting and financial reporting for our implementation of this standard. Estimated credit losses under CECL will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses upon loan origination. We expect that our allowance for credit losses will increase under CECL, though the amount of the increase is heavily dependent on the volume, credit mix and seasoning of our loan portfolio outstanding at the time of the adoption.
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
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the nine months ended September 30, 2018, we purchased $371 million of these receivables from GM.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present related party transactions:

Balance Sheet Data	September 30, 2018	December 31, 2017
Commercial finance receivables, net due from dealers consolidated by GM(a)	$437	$355
Direct-financing lease receivables from GM subsidiaries(a)	$125	$88
Subvention receivable(b)	$735	$306
Commercial loan funding payable(c)	$86	$90

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2018	2017	2018	2017
Interest subvention earned on retail finance receivables(d)	$125	$115	$359	$319
Interest subvention earned on commercial finance receivables(d)	$17	$14	$50	$42
Leased vehicle subvention earned(e)	$827	$786	$2,438	$2,246
_________________

(a)	Included in finance receivables, net.

(b)
Included in related party receivables. We received subvention payments from GM of $1.1 billion for both the three months ended September 30, 2018 and 2017, and $2.8 billion and $3.3 billion for the nine months ended September 30, 2018 and 2017.

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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agrees to use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities.
On April 18, 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility (the GM Revolving 364-Day Credit Facility). Also on April 18, 2018, we and GM amended the Support Agreement to, among other things, allow for irrevocable and exclusive access by us of no less than $2.0 billion of the GM Revolving 364-Day Credit Facility to support our liquidity. At September 30, 2018, we had no amounts borrowed under these facilities.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At September 30, 2018 and December 31, 2017, there are no related party taxes payable to GM.
On October 26, 2018, our Board of Directors declared a $375 million dividend on our common stock, which was paid to General Motors Holdings LLC on October 30, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	September 30, 2018	December 31, 2017
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$35,567	$30,574
Retail finance receivables, individually evaluated for impairment, net of fees	2,308	2,228
Total retail finance receivables, net of fees(a)	37,875	32,802
Less: allowance for loan losses - collective	(522)	(561)
Less: allowance for loan losses - specific	(317)	(328)
Total retail finance receivables, net	37,036	31,913
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	11,038	10,290
Commercial finance receivables, individually evaluated for impairment, net of fees	67	22
Total commercial finance receivables, net of fees	11,105	10,312
Less: allowance for loan losses - collective	(53)	(50)
Less: allowance for loan losses - specific	(8)	(3)
Total commercial finance receivables, net	11,044	10,259
Total finance receivables, net	$48,080	$42,172
Fair value utilizing Level 2 inputs	$11,044	10,259
Fair value utilizing Level 3 inputs	$36,676	$31,919
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $104 million and $228 million at September 30, 2018 and December 31, 2017.

Retail Finance Receivables	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allowance for retail loan losses beginning balance	$815	$844	$889	$765
Provision for loan losses	176	204	434	563
Charge-offs	(285)	(286)	(878)	(856)
Recoveries	130	135	398	420
Foreign currency translation	3	2	(4)	7
Allowance for retail loan losses ending balance	$839	$899	$839	$899

Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or its equivalent), and contract characteristics. We also consider other factors, such as employment history, financial stability and capacity to pay. A summary of the credit risk profile by FICO or equivalent scores, determined at origination, of the retail finance receivables is as follows:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$21,765	57.5%	$16,892	51.5%
Near-prime - FICO Score 620 to 679	5,879	15.5	5,226	15.9
Sub-prime - FICO Score less than 620	10,231	27.0	10,684	32.6
Balance at end of period	$37,875	100.0%	$32,802	100.0%

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

	September 30, 2018		September 30, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,302	3.4%	$1,176	3.6%
Greater than 60 days	498	1.3	521	1.6
Total finance receivables more than 30 days delinquent	1,800	4.7	1,697	5.2
In repossession	53	0.2	55	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,853	4.9%	$1,752	5.4%
At September 30, 2018 and December 31, 2017, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $847 million and $778 million.
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
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	September 30, 2018	December 31, 2017
Outstanding recorded investment	$2,308	$2,228
Less: allowance for loan losses	(317)	(328)
Outstanding recorded investment, net of allowance	$1,991	$1,900
Unpaid principal balance	$2,341	$2,266
Additional information about loans classified as TDRs is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average outstanding recorded investment	$2,293	$2,091	$2,268	$2,045
Finance charge income recognized	$59	$56	$185	$173
Number of loans classified as TDRs during the period	17,924	23,015	51,020	56,853
Recorded investment of loans classified as TDRs during the period	$319	$407	$932	$997
The unpaid principal balances, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three and nine months ended September 30, 2018 and 2017.

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

			September 30, 2018		December 31, 2017
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$2,109	19.0%	$1,915	18.6%
Group II	-	Dealers with strong financial metrics	3,989	35.9	3,584	34.7
Group III	-	Dealers with fair financial metrics	3,413	30.7	3,424	33.2
Group IV	-	Dealers with weak financial metrics	1,021	9.2	1,048	10.2
Group V	-	Dealers warranting special mention due to elevated risks	466	4.2	260	2.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	107	1.0	81	0.8
Balance at end of period			$11,105	100.0%	$10,312	100.0%
At September 30, 2018 and December 31, 2017, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2018 and 2017.
Note 4. Leased Vehicles

	September 30, 2018	December 31, 2017
Leased vehicles	$65,233	$62,203
Manufacturer subvention	(9,952)	(9,468)
	55,281	52,735
Less: accumulated depreciation	(11,153)	(9,853)
Leased vehicles, net	$44,128	$42,882
The following table summarizes minimum rental payments due to us as lessor under operating leases at September 30, 2018:

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Minimum rental payments under operating leases	$1,882	$6,260	$3,570	$1,077	$97	$6	$12,892
Note 5. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
On August 9, 2018, we made a $51 million capital investment representing a 35% equity interest in the newly-formed joint venture SAIC-GMF Leasing Co. Ltd., which was established to conduct auto leasing operations in China.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We hold a 35% equity interest in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC), which conducts auto finance operations in China. The following table presents summarized operating data related to SAIC-GMAC. This data represents that of the entire entity and not our proportionate share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2018	2017	2018	2017
Finance charge income	$305	$261	$927	$775
Provision for loan losses	$4	$2	$13	$(9)
Interest expense	$127	$83	$383	$241
Income before income taxes	$168	$157	$537	$490
Net income	$126	$118	$403	$368
During the nine months ended September 30, 2018 and 2017, there were no dividends received from SAIC-GMAC. At September 30, 2018 and December 31, 2017, we had undistributed earnings of $456 million and $315 million related to SAIC-GMAC.
Note 6. Debt

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,327	$2,331	$4,694	$4,713
Securitization notes payable	37,395	37,348	35,193	35,235
Total secured debt	39,722	39,679	39,887	39,948
Unsecured debt
Senior notes	41,004	41,417	36,820	37,969
Credit facilities	2,118	2,114	2,368	2,375
Other unsecured debt	3,533	3,531	1,642	1,645
Total unsecured debt	46,655	47,062	40,830	41,989
Total secured and unsecured debt	$86,377	$86,741	$80,717	$81,937
Fair value utilizing Level 2 inputs		$84,693		$79,623
Fair value utilizing Level 3 inputs		$2,048		$2,314
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further discussion.
During the nine months ended September 30, 2018, we entered into new credit facilities or renewed credit facilities with a total net additional borrowing capacity of $345 million, and we issued $16.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.89% and legal final maturity dates ranging from 2022 to 2026.
Unsecured Debt During the nine months ended September 30, 2018, we issued $7.2 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.17% and maturity dates ranging from 2020 to 2028.
During the nine months ended September 30, 2018, we launched an unsecured commercial paper notes program in the U.S. At September 30, 2018, the principal amount outstanding of our commercial paper in the U.S. was $1.5 billion.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2018, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2018	December 31, 2017
Restricted cash(a)	$2,220	$2,267
Finance receivables, net of fees	$29,920	$28,364
Lease related assets	$21,252	$22,222
Secured debt	$39,478	$39,328
_______________
(a) Included in other assets.
These amounts are related to securitization and credit facilities held by consolidated VIEs. Our continuing involvement with these VIEs consists of servicing assets held by the entities and holding residual interests in the entities. We have determined that we are the primary beneficiary of each VIE because we hold both (i) the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb losses from and the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We are not required, and do not currently intend, to provide any additional financial support to these VIEs. Liabilities recognized as a result of consolidating these entities generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of these entities' operations and cannot be used to satisfy our or our other subsidiaries' obligations.

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

	September 30, 2018			December 31, 2017
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate contracts	$10,510	$5	$510	$11,110	$2	$290
Cash flow hedges
Interest rate contracts	905	10	—	2,177	15	—
Foreign currency swaps	2,108	71	27	1,574	103	—
Derivatives not designated as hedges
Interest rate contracts	93,162	551	670	81,938	329	207
Foreign currency swaps	1,858	58	48	1,201	104	—
Total(b)	$108,543	$695	$1,255	$98,000	$553	$497
 _________________

(a)
The gross amounts of the fair value of our assets and liabilities are included in other assets and other liabilities, respectively. Amounts accrued for interest payments in a net receivable position are included in other assets. Amounts accrued for interest payments in a net payable position are included in other liabilities. All our derivatives are categorized within Level 2 of the fair value hierarchy. The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

(b)
We primarily enter into derivatives contracts through AmeriCredit Financial Services, Inc. (AFSI); however our SPEs may also be parties to derivative transactions. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At September 30, 2018 and December 31, 2017, the fair value of assets and liabilities available for offset was $459 million and $284 million. At September 30, 2018 and December 31, 2017, we held $55 million and $25 million and posted $718 million and $299 million of collateral available for netting.

As of September 30, 2018, the following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Unsecured debt	$15,363	$735
 _________________

(a)	Includes $178 million of adjustments remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income for the three and nine months ended September 30, 2018:

	Income (Losses) Recognized In Income
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Interest Expense(a)	Other Operating Expenses(b)	Interest Expense(a)	Other Operating Expenses(b)
Fair value hedges
Hedged items	$68	$—	$345	$—
Interest rate contracts	(73)	—	(359)	—
Cash flow hedges
Interest rate contracts	4	—	11	—
Foreign currency contracts	(14)	(23)	(36)	(91)
Derivatives not designated as hedges
Interest rate contracts	(7)	—	(2)	—
Foreign currency contracts	(15)	(5)	(35)	(92)
Total	$(37)	$(28)	$(76)	$(183)
_________________

(a)	Total interest expense was $838 million and $2.4 billion for the three and nine months ended September 30, 2018.

(b)
Activity is offset by translation activity also recorded in other operating expenses related to foreign currency-denominated loans. Total other operating expense was $130 million and $433 million for the three and nine months ended September 30, 2018.

The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income for the three and nine months ended September 30, 2017:

	Income (Losses) Recognized In Income
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Fair value hedges
Interest rate contracts(a)(b)	$9	$38
Cash flow hedges
Interest rate contracts(a)	2	1
Foreign currency contracts(c)	44	99
Derivatives not designated as hedges
Interest rate contracts(a)	16	7
Foreign currency contracts(c)(d)	37	72
Total	$108	$217
_________________

(a)	Recognized in earnings as interest expense.

(b)	Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate contracts offset by the change in fair value of hedged debt attributable to the hedged risk.

(c)	Recognized in earnings as other operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in other operating expenses) related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash flow hedges
Interest rate contracts	$—	$—	$5	$1
Foreign currency contracts	(10)	24	(50)	45
Total	$(10)	$24	$(45)	$46

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash flow hedges
Interest rate contracts	$(2)	$(1)	$(5)	$—
Foreign currency contracts	13	(26)	69	(60)
Total	$11	$(27)	$64	$(60)
_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.
Note 9. Commitments and Contingencies
Guarantees of Indebtedness At September 30, 2018 and December 31, 2017, we guaranteed approximately $1.2 billion and $2.0 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement with BNP Paribas in connection with the sale of certain of our European Operations, BNP Paribas will reimburse us for any amount that we may pay under any such guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2018, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $70 million, and have accrued $17 million.
In 2014 and 2015, we were served with investigative subpoenas from various state attorneys general and other governmental offices to produce documents and data relating to our automobile loan and lease business and securitization of loans and leases. We believe that we have cooperated fully with all reasonable requests for information. We are currently unable to estimate any reasonably possible loss or range of loss that may result from these investigations.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $13 million as of September 30, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Shareholders' Equity

	September 30, 2018	December 31, 2017
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
On October 26, 2018, our Board of Directors declared a $375 million dividend on our common stock, which was paid to General Motors Holdings LLC on October 30, 2018.

	September 30, 2018	December 31, 2017
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Series A	1,000,000	1,000,000
Series B	500,000	—
On September 24, 2018, we issued 500,000 shares, par value $0.01 per share, of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), at a liquidation preference of $1,000 per share, for net proceeds of approximately $492 million.
Holders of Series B Preferred Stock are entitled to receive cash dividend payments when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors). Dividends on the Series B Preferred Stock accrue and are payable from September 24, 2018 to, but excluding, September 30, 2028 at a rate of 6.500% per annum, payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2019. From and including September 30, 2028, holders of the Series B Preferred Stock will be entitled to receive cash dividend payments at a floating rate equal to the then-applicable three-month U.S. Dollar LIBOR plus a spread of 3.436% per annum, payable quarterly in arrears, on March 30, June 30, September 30 and December 30 of each year. Dividends on the Series B Preferred Stock are cumulative whether or not we have earnings, there are funds legally available for the payment of the dividends or the dividends are authorized or declared.
The Series B Preferred Stock does not have a maturity date. We may, at our option, redeem the shares of Series B Preferred Stock, in whole or in part, at any time on or after September 30, 2028, at a price of $1,000 per share of Series B Preferred Stock plus all accumulated and unpaid dividends to, but excluding, the date of redemption.
During the nine months ended September 30, 2018, we paid $59 million of dividends to holders of record of our 5.750% Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock). On October 26, 2018, prior to the declaration of our common stock dividend, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, payable on March 30, 2019 to holders of record as of March 15, 2019 and declared a dividend of $33.58 per share, $17 million in the aggregate, on our Series B Preferred Stock, payable on March 30, 2019 to holders of record as of March 15, 2019. Accordingly, $46 million have been set aside for the payment of these dividends.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized gain on cash flow hedges
Beginning balance	$34	$6	$16	$17
Change in value of cash flow hedges, net of tax	1	(3)	19	(14)
Ending balance	35	3	35	3
Defined benefit plans
Beginning balance	1	(21)	1	(20)
Unrealized gain (loss) on subsidiary pension, net of tax	—	—	—	(1)
Ending balance	1	(21)	1	(21)
Foreign currency translation adjustment
Beginning balance	(971)	(1,037)	(785)	(1,235)
Translation (loss) gain, net of tax	(35)	120	(221)	318
Ending balance	(1,006)	(917)	(1,006)	(917)
Total accumulated other comprehensive loss	$(970)	$(935)	$(970)	$(935)
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
During the three and nine months ended September 30, 2018, income tax expense of $57 million and $225 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. During the three and nine months ended September 30, 2017, income tax expense of $124 million and $260 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.
We are included in GM’s consolidated U.S. federal income tax return and for certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction.
On December 22, 2017, the Tax Act was signed into law. The Tax Act changed many aspects of U.S. corporate income taxation, including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In the three months ended September 30, 2018, we filed our 2017 U.S. federal income tax return and updated our 2017 estimated tax benefit from $240 million to $286 million, primarily related to the remeasurement of transition tax as a result of proposed regulations issued in August 2018 and associated impacts to our deferred tax asset carryforwards. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Note 12. Discontinued Operations
On October 31, 2017, we completed the sale of certain of our European Operations to Banque PSA Finance S.A. and BNP Paribas. Refer to Note 2 - "Discontinued Operations" to our consolidated financial statements in our 2017 Form 10-K for further discussion of the terms of the agreement.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations of the European Operations:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenue	$148	$422
Interest expense	24	70
Other expenses	75	231
Total costs and expenses	99	301
Income from discontinued operations before income taxes	49	121
Loss on sale of discontinued operations before income taxes	38	374
Income (loss) from discontinued operations before income taxes	11	(253)
Income tax benefit	(5)	(84)
Income (loss) from discontinued operations, net of tax	$16	$(169)
Note 13. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. As discussed in Note 1, our European Operations are presented as discontinued operations and are excluded from our segment results for the three and nine months ended September 30, 2017. These operations were previously included in our International Segment. Key operating data for our operating segments were as follows:

	Three Months Ended September 30, 2018
	North America	International	Total
Total revenue	$3,217	$301	$3,518
Operating expenses	273	96	369
Leased vehicle expenses	1,668	9	1,677
Provision for loan losses	146	34	180
Interest expense	715	123	838
Equity income	—	44	44
Income from continuing operations before income taxes	$415	$83	$498

	Three Months Ended September 30, 2017
	North America	International	Total
Total revenue	$2,868	$293	$3,161
Operating expenses	265	81	346
Leased vehicle expenses	1,662	8	1,670
Provision for loan losses	177	27	204
Interest expense	536	136	672
Equity income	—	41	41
Income from continuing operations before income taxes	$228	$82	$310

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2018
	North America	International	Total
Total revenue	$9,482	$935	$10,417
Operating expenses	820	296	1,116
Leased vehicle expenses	5,121	27	5,148
Provision for loan losses	333	111	444
Interest expense	1,997	376	2,373
Equity income	—	141	141
Income from continuing operations before income taxes	$1,211	$266	$1,477

	Nine Months Ended September 30, 2017
	North America	International	Total
Total revenue	$8,042	$857	$8,899
Operating expenses	766	243	1,009
Leased vehicle expenses	4,631	17	4,648
Provision for loan losses	497	76	573
Interest expense	1,488	415	1,903
Equity income	—	129	129
Income from continuing operations before income taxes	$660	$235	$895

	September 30, 2018			December 31, 2017
	North America	International	Total	North America	International	Total
Finance receivables, net	$41,477	$6,603	$48,080	$35,436	$6,736	$42,172
Leased vehicles, net	$43,965	$163	$44,128	$42,753	$129	$42,882
Total assets	$96,252	$9,329	$105,581	$87,618	$9,397	$97,015
Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.5 billion and $7.8 billion at September 30, 2018 and December 31, 2017.

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
Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.
The European Operations are presented as discontinued operations in our condensed consolidated financial statements for the three and nine months ended September 30, 2017. Unless otherwise indicated, information in this report relates to our continuing operations.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Results of Operations
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Average Earning Assets	Three Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Average retail finance receivables	$36,809	$31,796	$5,013	15.8%
Average commercial finance receivables	10,619	9,617	1,002	10.4%
Average finance receivables	47,428	41,413	6,015	14.5%
Average leased vehicles, net	44,110	40,789	3,321	8.1%
Average earning assets	$91,538	$82,202	$9,336	11.4%

Retail finance receivables purchased	$6,668	$4,686	$1,982	42.3%
Leased vehicles purchased	$5,432	$6,557	$(1,125)	(17.2)%
Average retail finance receivables increased due to the volume of new loan originations in excess of principal collections and payoffs. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. Average leased vehicles, net continued to increase as the volume of leases originated exceeded the depreciation and termination of leases. Our penetration of GM's retail sales in North America increased to 47% for the three months ended September 30, 2018 from 34% for the corresponding period in 2017, primarily due to further alignment with GM and greater dealer engagement. Leased vehicles purchased decreased primarily as a result of a change in GM's retail sales mix.

Revenue	Three Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Finance charge income
Retail finance receivables	$775	$724	$51	7.0%
Commercial finance receivables	$142	$113	$29	25.7%
Leased vehicle income	$2,501	$2,244	$257	11.5%
Other income	$100	$80	$20	25.0%
Equity income	$44	$41	$3	7.3%
Effective yield - retail finance receivables	8.4%	9.0%
Effective yield - commercial finance receivables	5.3%	4.7%
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Finance charge income on commercial finance receivables increased due to growth in the portfolio, including an increase in the number of dealers in our floorplan program, and an increase in the effective yield resulting from rising benchmark interest rates.
The increase in leased vehicle income reflects the growth of the leased asset portfolio.
The increase in other income is primarily due to an increase in investment income due to rising benchmark interest rates.

Costs and Expenses	Three Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Operating expenses	$369	$346	$23	6.6%
Leased vehicle expenses	$1,677	$1,670	$7	0.4%
Provision for loan losses	$180	$204	$(24)	(11.8)%
Interest expense	$838	$672	$166	24.7%
Average debt outstanding	$85,591	$78,953	$6,638	8.4%
Effective rate of interest on debt	3.9%	3.4%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.6% from 1.7% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio, offset by increased gains on sales of vehicles under terminated leases.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.9% for the three months ended September 30, 2018 from 2.5% for the three months ended September 30, 2017, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans as well as better than forecasted recovery rates on repossessed vehicles. The provision for commercial loan losses was insignificant for the three months ended September 30, 2018 and 2017.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark interest rates.
Taxes Our consolidated effective income tax rate decreased to 12.6% of income before income taxes and equity income for the three months ended September 30, 2018 from 46.1% for the three months ended September 30, 2017. The decrease in the effective income tax rate is due primarily to a favorable impact from the U.S. tax reform.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(35) million and $120 million for the three months ended September 30, 2018 and 2017. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies, particularly the Brazilian Real and the Chinese Yuan Renminbi.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Average Earning Assets	Nine Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Average retail finance receivables	$35,130	$29,918	$5,212	17.4%
Average commercial finance receivables	10,302	8,844	1,458	16.5%
Average finance receivables	45,432	38,762	6,670	17.2%
Average leased vehicles, net	43,688	38,282	5,406	14.1%
Average earning assets	$89,120	$77,044	$12,076	15.7%

Retail finance receivables purchased	$17,797	$15,546	$2,251	14.5%
Leased vehicles purchased	$17,345	$19,581	$(2,236)	(11.4)%
Average retail finance receivables increased due to the volume of new loan originations in excess of principal collections and payoffs. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. Average leased vehicles, net continued to increase as the volume of leases originated exceeded the depreciation and termination of leases. Our penetration of GM's retail sales in North America increased to 45% for the nine months ended September 30, 2018 from 40% for the corresponding period in 2017, primarily due to further alignment with GM and greater dealer engagement. Leased vehicles purchased decreased primarily as a result of a change in GM's retail sales mix.

Revenue	Nine Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Finance charge income
Retail finance receivables	$2,271	$2,098	$173	8.2%
Commercial finance receivables	$396	$303	$93	30.7%
Leased vehicle income	$7,445	$6,282	$1,163	18.5%
Other income	$305	$216	$89	41.2%
Equity income	$141	$129	$12	9.3%
Effective yield - retail finance receivables	8.6%	9.4%
Effective yield - commercial finance receivables	5.1%	4.6%
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
Finance charge income on commercial finance receivables increased due to growth in the portfolio, including an increase in the number of dealers in our floorplan program, and an increase in the effective yield resulting from rising benchmark interest rates.
The increase in leased vehicle income reflects the growth of the leased asset portfolio.
The increase in other income is due to (i) a $45 million increase in investment income due to rising benchmark interest rates, (ii) a $30 million increase in insurance revenue primarily due to a change in the timing of the recognition of commissions and (iii) $14 million related to the administration of a vehicle purchase program, which is substantially offset in other operating expenses.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Nine Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Operating expenses	$1,116	$1,009	$107	10.6%
Leased vehicle expenses	$5,148	$4,648	$500	10.8%
Provision for loan losses	$444	$573	$(129)	(22.5)%
Interest expense	$2,373	$1,903	$470	24.7%
Average debt outstanding	$83,637	$73,278	$10,359	14.1%
Effective rate of interest on debt	3.8%	3.5%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support origination and servicing capabilities in the U.S. Operating expenses as an annualized percentage of average earning assets decreased to 1.7% from 1.8% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses Leased vehicle expenses, which are primarily comprised of depreciation of leased vehicles, increased due to the growth of the leased asset portfolio, partially offset by increased gains on sales of vehicles under terminated leases.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.7% for the nine months ended September 30, 2018 from 2.5% for the nine months ended September 30, 2017, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans as well as better than forecasted recovery rates on repossessed vehicles and a decrease in the loss confirmation period. The loss confirmation period represents the average amount of time between when a loss event first occurs to when the receivable is charged off. The provision for commercial loan losses was insignificant for the nine months ended September 30, 2018 and 2017.
Interest Expense Interest expense increased due primarily to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark interest rates.
Taxes Our consolidated effective income tax rate decreased to 16.8% of income before income taxes and equity income for the nine months ended September 30, 2018 from 33.9% for the nine months ended September 30, 2017. The decrease in the effective income tax rate is due primarily to a favorable impact from the U.S. tax reform.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(221) million and $318 million for the nine months ended September 30, 2018 and 2017. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies, particularly the Brazilian Real and the Chinese Yuan Renminbi.
Earning Asset Quality

Retail Finance Receivables	September 30, 2018	December 31, 2017
Retail finance receivables, net of fees	$37,875	$32,802
Less: allowance for loan losses	(839)	(889)
Retail finance receivables, net	$37,036	$31,913
Number of outstanding contracts	2,494,427	2,308,826
Average amount of outstanding contracts (in dollars)(a)	$15,184	$14,207
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.2%	2.7%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At September 30, 2018, the allowance for loan losses as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2017 due primarily to a decrease in the loss confirmation period as well as an increase in our recovery rate forecast on repossessed vehicles. The loss confirmation period change resulted from a shift in the credit mix of the portfolio to a larger percentage of prime loans. The loss confirmation period represents the average amount of time between when a loss event first occurs to when the receivable is charged off. The recovery rate forecast change reflects stronger than expected wholesale auction values for the nine months ended September 30, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	September 30, 2018		September 30, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,302	3.4%	$1,176	3.6%
Greater than 60 days	498	1.3	521	1.6
Total finance receivables more than 30 days delinquent	1,800	4.7	1,697	5.2
In repossession	53	0.2	55	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,853	4.9%	$1,752	5.4%
Overall, delinquency continues to improve due primarily to the continued shift in credit mix to prime credit.
TDRs Refer to Note 3 to our condensed consolidated financial statements for further discussion of TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Charge-offs	$285	$286	$878	$856
Less: recoveries	(130)	(135)	(398)	(420)
Net charge-offs	$155	$151	$480	$436
Net charge-offs as an annualized percentage(a)	1.7%	1.9%	1.8%	1.9%
_________________

(a)	Net charge-offs as an annualized percentage is calculated as a percentage of average retail finance receivables.
The recovery rate as a percentage of gross repossession charge-offs in North America was 53.6% and 52.3% for the three and nine months ended September 30, 2018 and 51.8% and 52.4% for the three and nine months ended September 30, 2017.

Commercial Finance Receivables	September 30, 2018	December 31, 2017
Commercial finance receivables, net of fees	$11,105	$10,312
Less: allowance for loan losses	(61)	(53)
Commercial finance receivables, net	$11,044	$10,259
Number of dealers	1,682	1,538
Average carrying amount per dealer	$7	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were insignificant charge-offs of commercial finance receivables during the three and nine months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Leased Vehicles At September 30, 2018 and 2017, 98.8% and 99.1% of our operating leases were current with respect to payment status.
The following table summarizes the estimated residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2018			December 31, 2017
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Cars	$5,119	399	23.3%	$5,701	450	27.2%
Trucks	7,410	300	17.6	7,173	285	17.3
Crossovers	14,796	901	52.7	13,723	818	49.5
SUVs	4,156	110	6.4	3,809	99	6.0
Total	$31,481	1,710	100.0%	$30,406	1,652	100.0%
Used vehicle prices have held at similar levels through September 30, 2018 compared to 2017. We anticipate seasonal weakness in used vehicle prices for the three months ending December 31, 2018, and expect a decrease between 4% and 5% in 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles.
The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating leases originated	141	174	450	530
Operating leases terminated	130	98	393	242
Operating lease vehicles returned(a)	83	68	269	163
Return rate(b)	64%	69%	68%	67%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
Operating leases terminated and operating lease vehicles returned increased due to the growth and maturity of the leased asset portfolio. The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and growth and age of the lease portfolio.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, operating expenses and interest costs.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
Cash Flow During the nine months ended September 30, 2018, net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased interest expense and increased operating expenses.
During the nine months ended September 30, 2018, net cash used in investing activities decreased due to an increase in proceeds received on terminated leases of $3.4 billion, increased collections and recoveries on retail finance receivables of $2.6 billion, a decrease in purchases of leased vehicles of $1.8 billion and a decrease in net fundings of commercial finance receivables of $0.7 billion, partially offset by an increase in purchases of retail finance receivables of $2.5 billion.
During the nine months ended September 30, 2018, net cash provided by financing activities decreased due primarily to a decrease in borrowings, net of repayments, of $7.2 billion and a decrease in the issuance of preferred stock of $0.5 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Liquidity	September 30, 2018	December 31, 2017
Cash and cash equivalents(a)	$4,546	$4,265
Borrowing capacity on unpledged eligible assets	17,396	12,533
Borrowing capacity on committed unsecured lines of credit	403	129
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	—
Available liquidity	$25,345	$17,927
_________________

(a)
Includes $407 million and $656 million in unrestricted cash outside of the U.S. at September 30, 2018 and December 31, 2017. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the nine months ended September 30, 2018, available liquidity increased due primarily to an increase in receivables eligible to be pledged and a decrease in advances outstanding on secured revolving credit facilities. In addition, we added $2.0 billion in borrowing capacity on the GM Revolving 364-Day Credit Facility as described below.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. In April 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility. We have access to the entire $16.5 billion, subject to available capacity, with irrevocable and exclusive access to no less than $2.0 billion of the GM Revolving 364-Day Credit Facility to support our liquidity. At September 30, 2018, we had no borrowings outstanding under any of these facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our liquidity management strategy.
At September 30, 2018, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,158	$2,051
Revolving commercial asset-secured facilities(b)	3,987	276
Total secured	26,145	2,327
Unsecured committed facilities	449	46
Unsecured uncommitted facilities(c)	2,072	2,072
Total unsecured	2,521	2,118
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility(d)	2,000	—
Total	$31,666	$4,445
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $105 million in advances outstanding and $686 million in unused borrowing capacity on these facilities at September 30, 2018.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.1 billion in unused borrowing capacity on these facilities at September 30, 2018.

(d)	Does not include $14.5 billion in additional borrowing capacity available to us under GM's unsecured revolving credit facilities.
Refer to Note 8 - "Debt" to our consolidated financial statements in our 2017 Form 10-K for further discussion of the terms of our revolving credit facilities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At September 30, 2018
2014	August 2021	-	March 2022	$4,100	$546
2015	May 2020	-	December 2023	$5,797	1,155
2016	May 2019	-	September 2024	$15,405	5,682
2017	June 2019	-	May 2025	$22,486	15,331
2018	March 2022	-	April 2026	$16,426	14,752
Total active securitizations					37,466
Debt issuance costs					(71)
Total					$37,395
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize SPEs which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2018, the aggregate principal amount of our outstanding unsecured senior notes was $41.9 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At September 30, 2018, we had $3.5 billion of this type of unsecured debt outstanding.
Support Agreement At September 30, 2018 and December 31, 2017, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.56x and 9.49x, and the applicable leverage ratio threshold was 11.50x. The earning assets leverage ratio decreased during the nine months ended September 30, 2018 due to growth in earnings and the issuance of preferred stock.
Dividends on Common Stock In consideration of our level of pre-tax earnings, our increasing penetration of GM retail sales for the nine months ended September 30, 2018 and our decreased leverage ratio at September 30, 2018, our Board of Directors declared a $375 million dividend on our common stock on October 26, 2018. The dividend was paid to General Motors Holdings LLC on October 30, 2018. Following payment of the dividend, our leverage ratio remained below the applicable threshold. Future dividends are payable at the sole discretion of our Board of Directors and will depend on a number of factors including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2017 Form 10-K. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	GM's ability to sell new vehicles that we finance in the markets we serve;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	changes in the automotive industry that result in a change in demand for vehicles and related vehicle financing;

•	the sufficiency, availability and cost of sources of financing, including credit facilities, securitization programs and secured and unsecured debt issuances;

•	our joint ventures in China, which we cannot operate solely for our benefit and over which we have limited control;

•	the adequacy of our underwriting criteria for loans and leases and the level of net charge-offs, delinquencies and prepayments on the loans and leases we purchase or originate;

•	the adequacy of our allowance for loan losses on our finance receivables;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the prices at which used vehicles are sold in the wholesale auction markets;

•	vehicle return rates, our ability to estimate residual value at the inception of a lease and the residual value performance on vehicles we lease;

•	interest rate fluctuations and certain related derivatives exposure;

•	foreign currency exchange rate fluctuations and other risks applicable to our operations outside of the U.S.;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards, and regulatory or supervisory requirements;

•	changes in local, regional, national or international economic, social or political conditions;

•
our ability to maintain and expand our market share due to competition in the automotive finance industry from a large number of banks, credit unions, independent finance companies and other captive automotive finance subsidiaries;

•	our ability to secure private customer data or our proprietary information and manage risks related to security breaches and other disruptions to our networks and systems; and

•	changes in business strategy, including expansion of product lines and credit risk appetite, acquisitions and divestitures.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2017. Refer to Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our 2017 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer (CEO) and principal financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2018. Based on

GENERAL MOTORS FINANCIAL COMPANY, INC.

this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to certain legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in our 2017 Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 6. Exhibits

3.1
Statement of Resolution Establishing the Designation of the Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B of General Motors Financial Company, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Financial Company, Inc. filed September 24, 2018
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 31, 2018	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer