Form 10-K
period 2018-12-31
General Motors Financial Company, Inc.
filed 2019-02-06
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 5, 2019, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
DOCUMENTS INCORPORATED BY REFERENCE
NONE
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2018. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	GM's ability to sell new vehicles that we finance in the markets we serve;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	changes in the automotive industry that result in a change in demand for vehicles and related vehicle financing;

•	the sufficiency, availability and cost of sources of financing, including credit facilities, securitization programs and secured and unsecured debt issuances;

•	our joint ventures in China, which we cannot operate solely for our benefit and over which we have limited control;

•	the adequacy of our underwriting criteria for loans and leases and the level of net charge-offs, delinquencies and prepayments on the loans and leases we purchase or originate;

•	the adequacy of our allowance for loan losses on our finance receivables;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	changes in tax laws and regulations, adverse determinations with respect to the application of existing laws, or the results of any audits from tax authorities;

•	the prices at which used vehicles are sold in the wholesale auction markets;

•	vehicle return rates, our ability to estimate residual value at the inception of a lease and the residual value performance on vehicles we lease;

•	interest rate fluctuations and certain related derivatives exposure;

•	foreign currency exchange rate fluctuations and other risks applicable to our operations outside of the U.S.;

•	changes to the LIBOR calculation process and potential phasing out of LIBOR;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards, and regulatory or supervisory requirements;

•	changes in local, regional, national or international economic, social or political conditions;

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

PART I
Item 1. Business
General General Motors Financial Company, Inc. (sometimes referred to as we, us, our, the Company, or GM Financial), the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, the European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The results of operations of the European Operations are presented as discontinued operations in our consolidated financial statements for the years ended December 31,

GENERAL MOTORS FINANCIAL COMPANY, INC.

2017 and 2016. Refer to Note 15 to our consolidated financial statements for additional details regarding our disposal of these operations. Unless otherwise indicated, information contained herein relates to our continuing operations.
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
North America Segment Our North America Segment includes operations in the U.S. and Canada. We have been operating in the automobile finance business in the U.S. since September 1992. Our retail automobile finance programs include full credit spectrum lending and leasing offered through GM-franchised dealers under the GM Financial brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the AmeriCredit brand. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Therefore, we generally charge higher rates than those charged by banks and credit unions and expect to sustain a higher level of credit losses than on prime lending. Our commercial lending programs are offered to our GM-franchised dealer customers and their affiliates.
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
Retail Finance In our retail finance business the term "loan" refers to retail installment contracts we purchase from automobile dealers or other vehicle financing products. We also purchase lease agreements for new GM vehicles.
Marketing As an indirect auto finance provider, we focus our marketing activities on automobile dealers. We primarily pursue franchised dealerships; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
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
Subvention Programs GM offers subvention programs, under which GM provides us cash payments in order for us to be able to provide for lower customer payments on loan and lease agreements originated through GM's dealership network, making credit more affordable to customers financing or leasing vehicles manufactured by GM. GM also supports our loan origination volume by offering other incentives to borrowers who finance their vehicles with us.
Origination Data Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows:

	Years ended December 31,
	2018	2017	2016
New GM vehicles	$44,124	$40,326	$35,044
Other vehicles	4,650	5,015	4,645
Total	$48,774	$45,341	$39,689
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Servicing Our business strategy includes increasing the loyalty and retention of GM customers through our customer service activities. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiency balances when appropriate.
Operating Leases Our operating leases are closed-end leases; therefore, we assume the residual risk on the leased vehicle. The lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled lease maturity date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased.
We seek to maximize net sales proceeds on returned leased vehicles. Net sales proceeds equal gross proceeds less fees and costs for reconditioning and transporting the leased vehicles. We sell returned leased vehicles through either our exclusive online channel or our wholesale auction partners.
Commercial Finance Commercial lending products include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to finance dealership real estate. Other commercial products include financing for parts and accessories, dealer fleets and storage centers.
Floorplan Financing We support the financing of new and used vehicle inventory primarily for our GM-franchised dealerships and their affiliates before sale or lease to the retail customer. Financing is provided through lines of credit extended to individual dealerships. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and, when available, the continuing personal guarantee of the dealership's owners. Under certain circumstances, such as repossession of dealership inventory, GM and other manufacturers may be obligated by applicable law, or under agreements with us, to reassign or to repurchase new vehicle inventory within certain mileage and model year parameters, further minimizing our risk. The amount we advance to a dealership for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support a dealership's used vehicle inventory needs, we advance funds to the dealership or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located.
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
As part of our floorplan lending agreement, we offer a cash management program. Under the program, subject to certain conditions, a dealer may choose to reduce the amount of interest on their floorplan line by making principal payments to us in advance. This program allows for the dealer to manage their liquidity position and reduce their cost of funds, while maintaining the repayment terms on the advances made associated with new vehicles.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Servicing Commercial lending servicing activities include dealership customer service, account maintenance, credit line monitoring and adjustment, exception processing and insurance monitoring. Our commercial lending servicing operations are centralized in each country.
Sources of Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions and through the issuance of unsecured debt in the capital markets. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk, although we may issue debt globally in order to diversify funding sources, especially to support U.S. financing needs. As such, the mix of funding sources varies from country to country based on the characteristics of our earning assets and the relative development of the capital markets in each country. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds.
Secured Credit Facilities Some loans and leases are funded using secured credit facilities with participating banks providing financing either directly or through institutionally-managed conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under these secured credit facilities bear interest at commercial paper, London Interbank Offered Rates (LIBOR), Canadian Dollar Offered Rate, The Interbank Equilibrium Interest Rate or prime rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we also finance loans through the sale of receivables to banks under a full recourse arrangement.
Unsecured Credit Facilities We utilize both committed and uncommitted unsecured credit facilities as an additional source of funding. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them. GM also provides us with financial resources through a $1.0 billion unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility) and exclusive access to no less than a $2.0 billion facility (GM Revolving 364-Day Credit Facility).
Securitizations We also fund loans and leases through public and private securitization transactions. Proceeds from securitizations are used primarily to fund initial cash credit enhancement requirements in the securitization, pay down borrowings under our credit facilities, and support further originations.
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
Unsecured Debt We also access the capital markets through the issuance of unsecured notes and commercial paper.
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
Competition The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions, leasing companies and independent finance companies. Many of these competitors have substantial financial resources, highly competitive funding costs and significant scale and efficiency. Capital inflows from investors to support the growth of new entrants in the automobile finance market, as well as growth initiatives from more established market participants, has resulted in generally increasing competitive conditions. While we have a competitive advantage when GM-sponsored subvention or other support programs are offered exclusively through us to targeted GM dealers and their customers, when no subvention or other support programs are offered our competitors can often provide financing on terms more favorable to customers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer the dealerships or their customers other products and services, which we may not currently provide.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Employees At December 31, 2018, we employed approximately 10,000 people, excluding our joint venture employees. We participate in mandatory national collective bargaining agreements where they are required, and maintain satisfactory working relationships with trade union representatives where they exist.
As of February 6, 2019, the names and ages of our executive officers and their positions with GM Financial are as follows:

Name (Age)	Present GMF Position (Effective Date)	Position Held During the Past Five Years if Other Than Present GMF Position (Effective Date)
Daniel E. Berce (65)	President and Chief Executive Officer (2005)
Kyle R. Birch (58)	Executive Vice President and Chief Operating Officer - North America (2013)
Mark F. Bole (55)	President, International Operations and Chief Administrative Officer (2018)	President, International Operations (2013)
Connie Coffey (47)	Executive Vice President, Corporate Controller and Chief Accounting Officer (2014)	Executive Vice President and Corporate Controller (2012)
Richard A. Gokenbach, Jr. (42)	Executive Vice President and Treasurer (2018)	Senior Vice President, Capital Management (2015), Senior Vice President, Pricing and Product Development (2013)
Douglas T. Johnson (52)	Executive Vice President and Chief Legal Officer (2013)
Michael S. Kanarios (48)	Executive Vice President and Chief Strategy Officer (2017)	Executive Vice President and Chief Operating Officer, International Operations (2015), Executive Vice President and Chief Financial Officer, International Operations (2013)
Susan B. Sheffield (52)	Executive Vice President and Chief Financial Officer (2018)	Executive Vice President and Treasurer (2014)
James R. Vance (47)	Executive Vice President and Chief Pricing and Risk Officer (2018)	Executive Vice President, Pricing Analytics and Product Development (2011)
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
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationship with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, GM's operations that may require restructuring or rationalization actions, or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and other incentive programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
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
Given the reliance of our operations on GM-franchised dealers, we have significant exposure to their financial condition. Dealers operate in a highly competitive market, and GM-franchised dealers are vulnerable to both decreased demand for new GM vehicles and periods of economic slowdown or recession. Negative changes in the financial condition of GM-franchised dealers could result in decreased loan and lease originations, reduced demand for financing of dealer inventory, construction projects and working capital, and increased defaults and net loss rates in our commercial lending portfolio, which in turn could adversely impact our profitability and financial results.
Our ability to continue to fund our business and service our debt is dependent on a number of financing sources and requires a significant amount of cash.
We depend on various financing sources, including credit facilities, securitization programs and unsecured debt issuances, to finance our loan and lease originations and commercial lending business. Additionally, our ability to refinance or make payments on our indebtedness depends on our access to financing sources in the future and our ability to generate cash. Our access to financing sources depends upon our financial position, general market conditions, availability of bank liquidity, the bank regulatory environment, our compliance with covenants imposed under our financing agreements, the credit quality of the collateral we can pledge to support secured financings, and other factors. Changes in GM's and our credit ratings may also impact our access to and cost of financing. There can be no assurance that funding will be available to us through these financing sources or, if available, that the funding will be on acceptable terms. If these financing sources are not available to us on a regular basis for any reason, or we are not otherwise able to generate significant amounts of cash, then we would not have sufficient funds and would be required to revise the scale of the business, including the possible reduction or discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
We currently have a substantial amount of outstanding indebtedness. In addition, we have guaranteed a substantial amount of indebtedness incurred by our International Segment and our principal Canadian operating subsidiary. We have also entered into intercompany loan agreements with several of our International Segment subsidiaries, providing these companies with access to our liquidity to support originations and other activities. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.
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

•	we may be vulnerable to adverse general economic, industry and capital markets conditions.
Our credit facilities may require us to comply with certain financial ratios and covenants, including minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs, remove us as servicer of our securitized assets or declare the outstanding debt immediately due and payable. If our debt payments were accelerated, any assets pledged to secure these facilities might not be sufficient to fully repay the debt. These lenders may foreclose upon their collateral, including the restricted cash in these credit facilities. These events may also result in a default under our unsecured debt indentures. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would materially suffer.
Defaults and prepayments on loans and leases purchased or originated by us could adversely affect our operations.
Our financial condition, liquidity and results of operations depend, to a material extent, on the performance of loans and leases in our portfolio. Obligors under contracts acquired or originated by us, including dealer obligors in our commercial lending portfolio, may default during the term of their loan or lease. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the value of the financed vehicle or, in the case of a commercial obligor, the value of the inventory and other commercial assets we finance usually does not cover the outstanding amount due to us, including the costs of recovery and asset disposition.
The amounts owed to us by any given dealership or dealership group in our commercial lending portfolio can be significant. The amount of potential loss resulting from the default of a dealer in our commercial lending portfolio can, therefore, be material even after liquidating the dealer's inventory and other assets to offset the defaulted obligations. Additionally, because the receivables in our commercial lending portfolio may include complex arrangements including guarantees, inter-creditor agreements, mortgages and other liens, our ability to recover and dispose of the underlying inventory and other collateral may be time-consuming and expensive, thereby increasing our potential loss.
We maintain an allowance for loan losses on our finance receivables which reflects management's estimates of inherent losses for these receivables. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future financings, thus impairing our ability to finance our business.
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
We are subject to a wide variety of laws and regulations in the jurisdictions where we operate, including supervision and licensing by numerous governmental entities. These laws and regulations can create significant constraints on our operations and result in significant costs related to compliance. Failure to comply with these laws and regulations could impair our ability to continue operating and result in substantial civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible

GENERAL MOTORS FINANCIAL COMPANY, INC.

revocation of licenses, and damage to reputation, brand and valued customer relationships.
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
We are subject to various legal and regulatory proceedings and governmental investigations in the ordinary course of our business. An adverse outcome in one or more of these proceedings or investigations could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm. For a further discussion of these matters, refer to Note 10 to our consolidated financial statements.
Our profitability is dependent upon retail demand for automobiles and related automobile financing and the ability of customers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, and high unemployment.
General We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. While we seek to manage these risks through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future financings.
Demand for automobiles may also be impacted by the entrants of non-traditional participants in the automotive industry, who are disrupting the industry's historic business model through the introduction of new products, services, and methods of travel and vehicle ownership.
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms either through our exclusive online channel or our wholesale auction partners. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in or increase a loss upon our disposition of off-lease or repossessed vehicles and, in the case of a repossessed vehicle we may be unable to collect the resulting deficiency balance. Depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models and increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand will result in higher losses for us.
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At the inception of a lease, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the industry volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results. Further, a material decrease in the value of a leased asset group could result in an impairment charge, which could adversely affect our financial results.
Labor Market Conditions Competition to hire and retain personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our delinquency, default and net loss rates, our ability to grow and, ultimately, our financial condition,

GENERAL MOTORS FINANCIAL COMPANY, INC.

liquidity and results of operations.
Our hedging strategies may not be successful in minimizing risks from unfavorable changes in interest rates and foreign currency exchange rates.
Unfavorable changes in interest rates and foreign currency exchange rates may adversely affect our financial condition, liquidity and results of operations. We utilize various hedging strategies to mitigate our exposure to rate fluctuations, including entering into derivative instruments with various major financial institutions that we believe are creditworthy. However, changes in interest rates and currency exchange rates cannot always be predicted or hedged, and there can be no assurance that our hedging strategies will be effective in minimizing interest rate and foreign currency risks. Our results of operations may be adversely impacted by volatility in the valuation of derivative instruments. Additionally, we may be unable to find creditworthy counterparties willing to enter derivative instruments on acceptable terms, and counterparties may be unable to meet their financial obligations under our derivative instruments.
We do not control the operations of our investments in joint ventures, and we are subject to the risks of operating in China.
We do not control the operations of our joint ventures, and we do not have a majority interest in the joint ventures. In the joint ventures, we share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint ventures. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities, as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our co-owners' interest. In joint ventures, we are required to foster our relationship with our co-owners as well as promote the overall success of the joint ventures, and if a co-owner changes or relationships deteriorate, our success in the joint ventures may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, and as such, we do not receive the full benefits from a successful joint venture. As a result of having limited control over the actions of the joint ventures, we may be unable to prevent misconduct or other violations of applicable laws. Moreover, the joint ventures may not follow the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint ventures or internal control issues arise within the joint ventures, we may have to take responsive or other actions or we may be subject to penalties, fines or other related actions for these activities that could have a material adverse impact on our business, financial condition and results of operations. In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the Chinese market continues to develop, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition, increased U.S.-China trade restrictions and weakening economic conditions in China, among other things, may result in price reductions, reduced sales, profitability and margins, and challenges to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive sales volume in China. If our joint ventures are unable to maintain their position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
We may incur additional tax expense or become subject to additional tax exposure.

We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and/or regulations in the countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws, and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate. For example, the impact of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was enacted on December 22, 2017, may differ from our previously recorded amounts, possibly materially, due to potential changes in the Tax Act (including with respect to the regulations promulgated thereunder) or changes to its interpretation. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

A substantial portion of our long–term indebtedness bears interest at variable interest rates, primarily based on USD–LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.

The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR

GENERAL MOTORS FINANCIAL COMPANY, INC.

will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
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
Our enterprise data practices, including the collection, use, sharing, and security of the Personal Identifiable Information of our customers or employees are subject to increasingly complex, restrictive, and punitive regulations in all key market regions.
Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. In addition, increased attention to data practices may result in the adoption of new regulations in the markets we serve. For example, in late 2018, Brazil and California enacted new data protection regimes, both of which will take effect in 2020. The cost of compliance with these laws and regulations will be high and is likely to increase in the future.
Our operations outside the U.S. expose us to additional risks.
Our operations outside the U.S. are subject to many of the same risks as our U.S. operations. In addition to those risks, our non-U.S. operations, including the operations of our joint ventures, are subject to certain additional risks, such as the following:

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

The effects of these risks may, individually or in the aggregate, adversely affect our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices in facilities in North America and Latin America. Our joint ventures operate in offices located in China.

Item 3. Legal Proceedings
Refer to Note 10 to our consolidated financial statements for information relating to legal proceedings.

Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of our common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of GM; therefore, there is no public trading market for our common stock. Future dividends are payable at the sole discretion of our Board of Directors and will depend on a number of factors including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.
Item 6. Selected Financial Data
Omitted in accordance with General Instruction I to Form 10-K.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
General We are a global provider of automobile finance solutions, and we operate in the auto finance market as the wholly-owned captive finance subsidiary of GM. We evaluate our business in two operating segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Brazil, Chile, Colombia, Mexico and Peru and in China through our joint ventures.
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
Residual Value of Leased Vehicles We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. We estimate the expected residual value based on third-party data which considers inputs including recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices.
The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the value of the vehicle is lower than the residual value estimated at inception of the lease.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At December 31, 2018, the estimated residual value of our leased vehicles at the end of the lease term was $31.4 billion. Depreciation reduces the carrying value of each leased asset in our operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We periodically perform a review of the adequacy of the depreciation rates. If we believe that the expected residual values for our leased assets have changed, we revise the depreciation rate to ensure that our net investment in operating leases will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to the depreciation rate would result in a change in the depreciation expense on the leased assets, which is recorded prospectively on a straight-line basis. The effect of a 1% change in our assumption regarding residual values would increase or decrease depreciation expense on the operating lease portfolio over the remaining term of the leases as follows:

Impact to Depreciation Expense
Cars	$49
Trucks	73
Crossovers	150
SUVs	42
Total	$314
Used vehicle prices in 2018 held at similar levels compared to 2017. We expect a decrease of 4% to 5% in 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles. Used vehicle prices are an input to estimated residual values, and to the extent that used vehicle prices decrease more than anticipated by the estimated residual values, we will record increased depreciation expense or evaluate for impairment.
We also evaluate the carrying value of the operating leases aggregated by vehicle make, year and model into leased asset groups, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. A leased asset group is considered impaired if impairment indicators exist and the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset group. We believe no impairment indicators existed during 2018, 2017 or 2016.
Retail Finance Receivables and the Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans which are carried at amortized cost, net of allowance for loan losses. These loans are divided among pools based on common risk characteristics, such as internal credit score, origination period, delinquent status and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards. The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of their prior credit usage, structure of the loan and other information. The output of the scorecards rank-order consumers from those that are least likely to default to those that are most likely to default. By further dividing the portfolio into pools based on internal credit scores we are better able to distinguish expected credit performance for different credit risks. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the pools.
We use a combination of forecasting methodologies to determine the allowance for loan losses, including roll rate modeling and static pool modeling techniques. A roll rate model is generally used to project near-term losses and static pool models are generally used to project losses over the remaining life. Probable losses are estimated for groups of accounts aggregated by past-due status and origination month. Generally, historical loss experience is evaluated, and recent performance is more heavily weighted when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default (PD) and loss given default (LGD). PD and LGD are specifically estimated for each monthly vintage (i.e., group of originations) in cases where vintage models are used. PD is estimated based on expectations that are aligned with internal credit scores. LGD is projected based on historical trends experienced over the last 10 years, weighted toward more recent performance in order to consider recent market supply and demand factors that impact wholesale used vehicle pricing. While forecasted probable losses are quantitatively derived, we assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the current environment.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
We believe that the allowance for loan losses on retail finance receivables is adequate to cover probable losses inherent in our retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in cumulative charge-offs after recoveries on the portfolio over the LCP would increase the allowance for loan losses at December 31, 2018 by $84 million and $169 million.
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
We are subject to income tax in the U.S. and various other state and foreign jurisdictions. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. Refer to Note 14 to our consolidated financial statements for more information relating to our tax sharing agreement with GM for our U.S. operations.
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
The Tax Act changed many aspects of U.S. corporate income taxation, including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. During 2018, we filed our 2017 U.S. federal income tax return and updated our 2017 estimated tax benefit from $240 million to $286 million, primarily related to the remeasurement of transition tax as a result of proposed regulations issued in August 2018 and associated impacts to our deferred tax asset carryforwards.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Results of Operations
Earnings before taxes for the year ended December 31, 2018 increased to $1.9 billion from $1.2 billion for the year ended December 31, 2017 due primarily to the following:

•	Retail finance charge income increased $230 million, due primarily to an increase in the average balance of the consumer finance receivables portfolio.

•	Commercial finance charge income increased $143 million, due to an increase in the average balance of the commercial finance receivables portfolio as well as increased interest rates on the portfolio.

•
Net leased vehicle income increased $855 million, due primarily to an increase in the average balance of the leased vehicle portfolio, as well as increased gains on the sales of terminated leased vehicles of $475 million.

•	Interest expense increased $659 million, due to an increase in the average balance of debt outstanding as well as an increase in the effective rate of interest on debt.
Return on average equity is widely used to measure earnings in relation to invested capital. Our return on average equity increased to 14.2% in 2018 from 11.5% in 2017 due to increased earnings.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 17.2% in 2018 from 13.4% in 2017 due to increased earnings.
The following table presents our reconciliation of return on average tangible common equity to return on average equity, the most directly comparable GAAP measure:

	Years ended December 31,
	2018	2017
Net income attributable to common shareholder	$1,504	$645
Plus: loss from discontinued operations, net of tax	—	424
Net income from continuing operations attributable to common shareholder	1,504	1,069

Average equity	11,049	9,451
Less: average preferred equity	1,136	303
Average common equity	9,913	9,148
Less: average goodwill	1,192	1,199
Average tangible common equity	$8,721	$7,949

Return on average tangible common equity	17.2%	13.4%
Return on average equity	14.2%	11.5%
Our calculation of this non-GAAP measure may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of this non-GAAP measure has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures. This non-GAAP measure allows investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve our return on average tangible common equity. Management uses this measure in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. For these reasons we believe this non-GAAP measure is useful for our investors.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Average Earning Assets	Years Ended December 31,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Average retail finance receivables	$36,167	$30,619	$5,548	18.1%
Average commercial finance receivables	10,689	9,060	1,629	18.0%
Average finance receivables	46,856	39,679	7,177	18.1%
Average leased vehicles, net	43,710	39,255	4,455	11.3%
Average earning assets	$90,566	$78,934	$11,632	14.7%

Retail finance receivables purchased	$26,181	$19,920	$6,261	31.4%
Leased vehicles purchased	$22,593	$25,421	$(2,828)	(11.1)%
Average retail finance receivables increased with a higher volume of new loan originations in excess of principal collections and payoffs due to an increase in retail penetration. Our retail penetration of GM's retail sales in North America increased to 47% in 2018 from 37% in 2017, due primarily to further alignment with GM and greater dealer engagement. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. Leased vehicles purchased during 2018 decreased primarily as a result of a change in GM's retail sales mix. However, average leased vehicles, net continued to increase as the volume of leases originated exceeded the depreciation and termination of leases.

Revenue	Years Ended December 31,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Finance charge income
Retail finance receivables	$3,070	$2,840	$230	8.1%
Commercial finance receivables	$559	$416	$143	34.4%
Leased vehicle income	$9,963	$8,606	$1,357	15.8%
Other income	$424	$289	$135	46.7%
Equity income	$183	$173	$10	5.8%
Effective yield - retail finance receivables	8.5%	9.3%
Effective yield - commercial finance receivables	5.2%	4.6%
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
The increase in other income is primarily due to (i) a $70 million increase in investment income due to rising benchmark interest rates and (ii) a $47 million increase in insurance revenue primarily due to a change in the timing of the recognition of commissions due to the adoption of Accounting Standards Codification (ASC) 606.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Years Ended December 31,		2018 vs. 2017 Change
	2018	2017	Amount	Percentage
Operating expenses	$1,522	$1,390	$132	9.5%
Leased vehicle expenses	$6,917	$6,415	$502	7.8%
Provision for loan losses	$642	$757	$(115)	(15.2)%
Interest expense	$3,225	$2,566	$659	25.7%
Average debt outstanding	$85,050	$74,912	$10,138	13.5%
Effective rate of interest on debt	3.8%	3.4%
Operating Expenses The increase in operating expenses relates to the growth in earning assets and investments to support origination and servicing capabilities in the U.S. Operating expenses as a percentage of average earning assets decreased to 1.7% for 2018 from 1.8% for 2017, due primarily to efficiency gains achieved through higher earning asset levels.
Leased Vehicle Expenses The increase in leased vehicle expenses is due primarily to increased depreciation expense of $940 million due to growth in the lease portfolio, offset by increased gains on sales of terminated leased vehicles of $475 million due to stronger than expected used vehicle prices.
Provision for Loan Losses As a percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.7% for 2018 from 2.4% for 2017, due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans, better than forecast recovery rates on repossessed vehicles and a decrease in the loss confirmation period. The provision for commercial loan losses was insignificant for 2018 and 2017.
Interest Expense Interest expense increased due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark interest rates.
Taxes Our consolidated effective income tax rate was 18.9% and 10.9% of income before income taxes and equity income for 2018 and 2017. The increase in the effective income tax rate is due primarily to a favorable impact recorded in 2017 from the U.S. tax reform legislation.
Other Comprehensive (Loss) Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(291) million and $450 million for 2018 and 2017. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies, particularly the Brazilian Real, the Chinese Yuan Renminbi and the Canadian Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Earning Asset Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$24,434	60.0%	$16,892	51.5%
Near-prime - FICO Score 620 to 679	6,144	15.1	5,226	15.9
Sub-prime - FICO Score less than 620	10,124	24.9	10,684	32.6
Retail finance receivables, net of fees	40,702	100.0%	32,802	100.0%
Less: allowance for loan losses	(844)		(889)
Retail finance receivables, net	$39,858		$31,913
Number of outstanding contracts	2,607,703		2,308,826
Average amount of outstanding contracts (in dollars)(a)	$15,608		$14,207
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.1%		2.7%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
At December 31, 2018, the allowance for loan losses as a percentage of retail finance receivables, net of fees, decreased from the level at December 31, 2017 due primarily to a shift in the credit mix of the portfolio to a larger percentage of prime loans, an increase in our forecast recovery rates on repossessed vehicles and a decrease in the loss confirmation period. The loss confirmation period change resulted from a shift in the credit mix of the portfolio to a larger percentage of prime loans. The recovery rate forecast change reflects stronger than expected wholesale auction values for 2018.
Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	December 31, 2018		December 31, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,349	3.3%	$1,334	4.1%
Greater than 60 days	547	1.4	559	1.7
Total finance receivables more than 30 days delinquent	1,896	4.7	1,893	5.8
In repossession	44	0.1	27	—
Total finance receivables more than 30 days delinquent or in repossession	$1,940	4.8%	$1,920	5.8%
Overall, delinquency continues to improve due primarily to the continued shift in credit mix to prime credit.
TDRs Refer to Note 3 to our consolidated financial statements for further discussion of TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2018	2017	2016
Charge-offs	$1,196	$1,171	$1,136
Less: recoveries	(536)	(552)	(542)
Net charge-offs	$660	$619	$594
Net charge-offs as a percentage of average retail finance receivables	1.8%	2.0%	2.4%

Net charge-offs as a percentage of average retail finance receivables decreased during 2018 from the prior years, due primarily to the shift in the North America receivables portfolio toward prime credit quality. The recovery rate as a percentage of gross repossession charge-offs in North America was 52.3%, 51.9% and 52.7% for 2018, 2017 and 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	December 31, 2018	December 31, 2017
Commercial finance receivables, net of fees	$12,721	$10,312
Less: allowance for loan losses	(67)	(53)
Commercial finance receivables, net	$12,654	$10,259
Number of dealers	1,750	1,538
Average carrying amount per dealer	$7	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were insignificant charge-offs of commercial finance receivables during 2018, 2017 and 2016. At December 31, 2018 and 2017, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At December 31, 2018 and 2017, 98.8% and 98.7% of our operating leases were current with respect to payment status.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2018			December 31, 2017
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Cars	$4,884	379	22.3%	$5,701	450	27.2%
Trucks	7,299	296	17.4	7,173	285	17.3
Crossovers	15,057	917	53.8	13,723	818	49.5
SUVs	4,160	111	6.5	3,809	99	6.0
Total	$31,400	1,703	100.0%	$30,406	1,652	100.0%
Used vehicle prices in 2018 held at similar levels as compared to 2017. We expect a decrease of 4% to 5% in 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles.
The following table summarizes additional information for operating leases (in thousands):

	Years ended December 31,
	2018	2017	2016
Operating leases originated	587	678	672
Operating leases terminated	536	349	138
Operating lease vehicles returned(a)	369	238	69
Percentage of lease vehicles returned(b)	69%	68%	50%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
Operating leases originated decreased primarily as a result of a change in GM's retail sales mix. Operating leases terminated and operating lease vehicles returned increased due to the growth and maturity of the leased asset portfolio. The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and growth and age of the lease portfolio.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net distributions from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, operating expenses and interest costs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
Cash Flow During 2018, net cash provided by operating activities increased due primarily to an increase in finance charge income and leased vehicle income, partially offset by increased interest expense.
During 2018, net cash used in investing activities decreased due to increased collections and recoveries on retail finance receivables of $4.5 billion, an increase in proceeds received on terminated leases of $4.2 billion, and a decrease in purchases of leased vehicles of $2.4 billion, partially offset by an increase in purchases of retail finance receivables of $6.8 billion.
During 2018, net cash provided by financing activities decreased due primarily to a decrease in borrowings, net of repayments, of $4.6 billion and a decrease in the issuance of preferred stock of $0.5 billion, partially offset by a decrease in dividends paid of $0.1 billion.

Liquidity	December 31, 2018	December 31, 2017
Cash and cash equivalents(a)	$4,883	$4,265
Borrowing capacity on unpledged eligible assets	18,048	12,533
Borrowing capacity on committed unsecured lines of credit	290	129
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	—
Available liquidity	$26,221	$17,927
_________________

(a)
Includes $503 million and $656 million in unrestricted cash outside of the U.S. at December 31, 2018 and 2017. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During 2018, available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured revolving credit facilities, resulting from the issuance of securitizations and unsecured debt. In addition, we added $2.0 billion in borrowing capacity on the GM Revolving 364-Day Credit Facility as described below.
Our support agreement with GM (the Support Agreement) provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. In April 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility. We have access to the entire $16.5 billion, subject to available capacity, with irrevocable and exclusive access to no less than $2.0 billion of the GM Revolving 364-Day Credit Facility to support our liquidity. At December 31, 2018, we had no borrowings outstanding under any of these facilities.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at February 5, 2019:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB	BBB	R-2	Positive
Fitch	BBB	BBB	F-2	Stable
Moody’s	Baa3	Baa3	P-3	Stable
S&P	BBB	BBB	A-2	Stable
In June 2018, DBRS Limited revised their outlook to Positive from Stable.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At December 31, 2018, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,412	$3,149
Revolving commercial asset-secured facilities(b)	3,966	261
Total secured	26,378	3,410
Unsecured committed facilities	436	146
Unsecured uncommitted facilities(c)	2,011	2,011
Total unsecured	2,447	2,157
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility(d)	2,000	—
Total	$31,825	$5,567
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $117 million in advances outstanding and $696 million in unused borrowing capacity on these facilities at December 31, 2018.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.1 billion in unused borrowing capacity on these facilities at December 31, 2018.

(d)	Does not include $14.5 billion in additional borrowing capacity available to us under GM's unsecured revolving credit facilities.
Refer to Note 7 to our consolidated financial statements for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2018
2014	November 2021	-	March 2022	$3,350	$377
2015	January 2021	-	December 2023	$5,297	950
2016	May 2019	-	September 2024	$13,177	4,570
2017	August 2019	-	May 2025	$22,394	13,770
2018	June 2020	-	September 2026	$23,005	19,832
Total active securitizations					39,499
Debt issuance costs					(74)
Total					$39,425
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. Refer to Note 8 to our consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2018, the aggregate principal amount of our outstanding unsecured senior notes was $43.2 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At December 31, 2018, we had $3.4 billion of this type of unsecured debt outstanding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Support Agreement At December 31, 2018 and 2017, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 9.05x and 9.49x, and the applicable leverage ratio threshold was 11.50x. The earning assets leverage ratio decreased during 2018 due to growth in earnings and the issuance of preferred stock.
Dividends on Common Stock In consideration of our level of pre-tax earnings, our increasing penetration of GM retail sales during 2018 and our decreased leverage ratio during 2018, our Board of Directors declared and paid a $375 million dividend on our common stock to General Motors Holdings LLC in October 2018. Following payment of the dividend, our leverage ratio remained below the applicable threshold. Future dividends are payable at the sole discretion of our Board of Directors and will depend on a number of factors including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.
Off-Balance Sheet Arrangements We do not currently utilize off-balance sheet securitization arrangements. All finance receivables and related obligations subject to securitization programs were recorded on our consolidated balance sheets at December 31, 2018 and 2017.
Contractual Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt and lease obligations:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$27	$26	$25	$23	$19	$47	$167
Secured debt	21,331	14,262	5,394	1,656	10	257	42,910
Unsecured debt	9,714	8,891	9,644	5,774	5,073	9,680	48,776
Interest payments(a)	2,811	1,816	1,178	707	491	714	7,717
	$33,883	$24,995	$16,241	$8,160	$5,593	$10,698	$99,570
_________________

(a)	Interest payments were determined using the interest rate in effect at December 31, 2018 for floating rate debt and the contractual rates for fixed-rate debt.
At December 31, 2018, we had liabilities associated with uncertain tax positions of $124 million, including penalties and interest. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.
Under our tax sharing arrangement with GM, we are responsible for our tax liabilities as if we filed separate returns. As of December 31, 2018, we have no accrued liability to GM. Refer to Note 14 to our consolidated financial statements for more information.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Overview We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor and manage these risks. The principal types of risk to our business include:

•	Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk - the possibility that a counterparty may default on a derivative instrument or cash deposit or will fail to meet its lending commitments to us;

•	Credit risk - the possibility of loss from a customer's failure to make payments according to contract terms;

•	Residual risk - the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk - the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•
Operating risk - the possibility of errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or contractual obligations and the possibility of fraud by our employees or outside persons.

We manage each of these types of risk in the context of its contribution to our overall global risks. We make business decisions on a risk-adjusted basis and price our services consistent with these risks. A discussion of market risk (including interest rate and foreign currency exchange rate risk), counterparty risk, and operating risk follows.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Our assets are primarily comprised of fixed-rate retail installment loans and operating lease agreements under which customers typically make equal monthly payments over the life of the contracts. Our commercial finance receivables primarily earn a floating rate of interest, and are revolving in nature.
Our debt includes long-term unsecured debt and securitization notes payable. Our senior unsecured debt issuances have tenors of up to ten years. Approximately 83% of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
Risk Management Our interest rate risk management objective is to reduce volatility in our cash flows and volatility in our economic value from changes in interest rates based on an established risk tolerance that may vary by market. We use economic value of equity sensitivity analysis and duration gap analysis to evaluate potential long-term effects of changes in interest rates. We then enter into interest rate derivatives to convert portions of our floating-rate assets and liabilities to fixed or our fixed-rate assets and liabilities to floating to ensure that our exposure falls within the tolerances established by the ALCO. We also use net interest income sensitivity analysis to monitor the level of near-term cash flow exposure. The net interest income sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month period. The ALCO reviews these metrics and approves the derivative strategy required to maintain exposure within approved thresholds prior to execution. Management monitors our hedging activities to ensure that the value of derivative financial instruments, their correlation to the instruments being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that our strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on our profitability. We do not engage in any speculative trading in derivatives.
Quantitative Disclosure We measure the sensitivity of our net interest income to changes in interest rates by using interest rate scenarios that assume a hypothetical, instantaneous parallel shift of one hundred basis points in all interest rates across all maturities, as well as a base case that assumes that rates perform at the current market forward curve. However, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one hundred basis points assumed in our analysis. Therefore, the actual impact to our net interest income could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.

Net Interest Income Sensitivity	December 31, 2018	December 31, 2017
One hundred basis points instantaneous increase in interest rates	$10.7	$19.4
One hundred basis points instantaneous decrease in interest rates(a)	$(10.7)	$(19.4)
________________

(a)
Net interest income sensitivity given a one hundred basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Under these interest rate scenarios, we are asset-sensitive, meaning that we expect more assets than liabilities to re-price within the next twelve months. During a period of rising interest rates, the interest earned on our assets will increase more than the interest paid on our debt, which would initially increase our net interest income. During a period of falling interest rates, we would expect our net interest income to initially decrease. Our net interest income sensitivity decreased from 2017 to 2018 due primarily to the implementation of our ALCO strategy of hedging our fixed-rate asset originations with pay-fixed interest rate swaps.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2018	December 31, 2017
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$42	$36
Pay-floating, receive-fixed interest rate swaps	29	24
Long interest rate caps and floors	19	17
Short interest rate caps and floors	20	18
Total interest rate contracts	110	95
Foreign currency swaps	4	3
Total notional value	$114	$98
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2018 was a liability of $367 million, compared to an asset of $56 million at December 31, 2017. The fair value of our cross-currency swaps decreased due to the strengthening of the U.S. Dollar against other currencies, and the fair value of our interest rate swaps decreased overall due to changes in the forward interest rate curve. Refer to Note 9 to our consolidated financial statements for more information.
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

	Years Ended December 31,
	2018	2017	2016
Foreign currency translation losses (gains) recorded in accumulated other comprehensive loss	$291	$(450)	$144

(Gains) losses resulting from foreign currency transactions and remeasurement recorded in earnings	$(226)	$251	$(41)
Losses (gains) resulting from foreign currency exchange swaps recorded in earnings	238	(242)	45
Net losses resulting from foreign currency exchange recorded in earnings	$12	$9	$4
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to international currencies. The foreign currency translation loss in 2018 was due primarily to decreases in the values of the Brazilian Real, the Chinese Yuan Renminbi, the Chilean Peso and the Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation gain in 2017 was due primarily to increases in the values of the Brazilian Real, the Chinese Yuan Renminbi and the Canadian Dollar in relation to the U.S. Dollar and also includes the reversal of $197 million in accumulated translation losses that were recognized as part of the disposal loss on the sale of the European Operations.
Counterparty Risk Counterparty risk relates to the financial loss we could incur if an obligor or counterparty to a transaction is unable to meet its financial obligations. Typical sources of exposure include balances maintained in bank accounts, investments, and derivative instruments. Investments are typically securities representing high quality monetary instruments which are easily accessible and derivative instruments are used for managing interest rate and foreign currency exchange rate risk. We, together with GM, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of General Motors Financial Company, Inc. (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Fort Worth, Texas
February 6, 2019

GENERAL MOTORS FINANCIAL COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Motors Financial Company, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of General Motors Financial Company, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
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

/s/Deloitte & Touche LLP
Fort Worth, Texas
February 6, 2018

We began serving as the Company's auditor in 2006. In 2018 we became the predecessor auditor.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$4,883	$4,265
Finance receivables, net (Note 3; Note 8 VIEs)	52,512	42,172
Leased vehicles, net (Note 4; Note 8 VIEs)	43,559	42,882
Goodwill (Note 5)	1,186	1,197
Equity in net assets of non-consolidated affiliates (Note 6)	1,355	1,187
Property and equipment, net of accumulated depreciation of $221 and $159	251	259
Deferred income taxes (Note 14)	214	249
Related party receivables (Note 2)	729	309
Other assets (Note 8 VIEs)	5,231	4,495
Total assets	$109,920	$97,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$42,835	$39,887
Unsecured debt (Note 7)	48,153	40,830
Accounts payable and accrued expenses	1,891	1,622
Deferred income	3,605	3,221
Deferred income taxes (Note 14)	522	288
Related party payables (Note 2)	63	92
Other liabilities	1,192	781
Total liabilities	98,261	86,721
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,058	7,525
Accumulated other comprehensive loss	(1,066)	(768)
Retained earnings	4,667	3,537
Total shareholders' equity	11,659	10,294
Total liabilities and shareholders' equity	$109,920	$97,015
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2018	2017	2016
Revenue
Finance charge income	$3,629	$3,256	$2,846
Leased vehicle income	9,963	8,606	5,896
Other income	424	289	241
Total revenue	14,016	12,151	8,983
Costs and expenses
Operating expenses	1,522	1,390	1,250
Leased vehicle expenses	6,917	6,415	4,506
Provision for loan losses (Note 3)	642	757	644
Interest expense	3,225	2,566	1,972
Total costs and expenses	12,306	11,128	8,372
Equity income (Note 6)	183	173	151
Income from continuing operations before income taxes	1,893	1,196	762
Income tax provision (Note 14)	323	111	105
Income from continuing operations	1,570	1,085	657
(Loss) income from discontinued operations, net of tax (Note 15)	—	(424)	97
Net income	$1,570	$661	$754

Net income attributable to common shareholder	$1,504	$645	$754

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2018	2017	2016
Net income	$1,570	$661	$754
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on hedges, net of income tax (benefit) expense of $(5), $(2) and $11	(7)	(1)	17
Defined benefit plans after reclassification adjustment, net of income tax expense (benefit) of $0, $9 and $(3)	—	21	(7)
Foreign currency translation adjustment before reclassification adjustment, net of income tax (benefit) expense of $(1), $33 and $17	(291)	253	(144)
Reclassification adjustment(a)	—	197	—
Other comprehensive (loss) income, net of tax	(298)	470	(134)
Comprehensive income	$1,272	$1,131	$620
_________________

(a)	The reclassification adjustment in 2017 is related to the sale of the European Operations.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at January 1, 2016	$—	$—	$6,484	$(1,104)	$2,672	$8,052
Net income	—	—	—	—	754	754
Other comprehensive loss	—	—	—	(134)	—	(134)
Stock based compensation	—	—	21	—	—	21
Balance at December 31, 2016	—	—	6,505	(1,238)	3,426	8,693
Net income	—	—	—	—	661	661
Other comprehensive income	—	—	—	470	—	470
Stock based compensation	—	—	35	—	—	35
Issuance of preferred stock	—	—	985	—	—	985
Dividends paid	—	—	—	—	(550)	(550)
Balance at December 31, 2017	—	—	7,525	(768)	3,537	10,294
Adoption of accounting standards (Note 1)	—	—	—	—	40	40
Net income	—	—	—	—	1,570	1,570
Other comprehensive loss	—	—	—	(298)	—	(298)
Stock based compensation	—	—	41	—	—	41
Issuance of preferred stock (Note 11)	—	—	492	—	—	492
Dividends paid (Note 11)	—	—	—	—	(434)	(434)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(46)	(46)
Balance at December 31, 2018	$—	$—	$8,058	$(1,066)	$4,667	$11,659
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Income from continuing operations	$1,570	$1,085	$657
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	7,697	6,706	4,789
Accretion and amortization of loan and leasing fees	(2,018)	(1,711)	(1,136)
Amortization of carrying value adjustment	—	—	(28)
Undistributed earnings of non-consolidated affiliates, net	(183)	(173)	(22)
Provision for loan losses	642	757	644
Deferred income taxes	239	42	8
Stock-based compensation expense	29	48	25
Gain on termination of leased vehicles	(641)	(166)	(147)
Other operating activities	166	(140)	(2)
Changes in assets and liabilities:
Other assets	(401)	(54)	(432)
Accounts payable and accrued expenses	262	153	209
Other liabilities	10	(28)	(4)
Net cash provided by operating activities - continuing operations	7,372	6,519	4,561
Net cash provided by operating activities - discontinued operations	—	233	320
Net cash provided by operating activities	7,372	6,752	4,881
Cash flows from investing activities
Purchases of retail finance receivables, net	(26,315)	(19,524)	(14,180)
Principal collections and recoveries on retail finance receivables	17,357	12,854	9,899
Net funding of commercial finance receivables	(2,573)	(2,584)	(2,467)
Purchases of leased vehicles, net	(16,736)	(19,180)	(19,483)
Proceeds from termination of leased vehicles	10,864	6,667	2,554
Purchases of property and equipment	(60)	(94)	(93)
Acquisition of equity interest	(54)	—	—
Other investing activities	1	2	1
Net cash used in investing activities - continuing operations	(17,516)	(21,859)	(23,769)
Net cash provided by (used in) investing activities - discontinued operations	—	3	(1,005)
Net cash used in investing activities	(17,516)	(21,856)	(24,774)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	1,124	(105)	(309)
Borrowings and issuances of secured debt	26,693	32,480	27,379
Payments on secured debt	(23,626)	(27,451)	(17,294)
Borrowings and issuances of unsecured debt	12,200	15,883	12,234
Payments on unsecured debt	(5,215)	(5,018)	(2,754)
Borrowings on related party line of credit	—	—	418
Payments on related party line of credit	—	—	(418)
Debt issuance costs	(146)	(155)	(131)
Proceeds from issuance of preferred stock	492	985	—
Dividends paid	(434)	(550)	—
Net cash provided by financing activities - continuing operations	11,088	16,069	19,125
Net cash provided by financing activities - discontinued operations	—	219	1,109
Net cash provided by financing activities	11,088	16,288	20,234
Net increase in cash, cash equivalents and restricted cash	944	1,184	341
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(68)	81	(41)
Cash, cash equivalents and restricted cash at beginning of period	6,567	5,302	5,002
Cash, cash equivalents and restricted cash at end of period	$7,443	$6,567	$5,302
Cash, cash equivalents and restricted cash from continuing operations at end of period	$7,443	$6,567	$4,630
Cash, cash equivalents and restricted cash from discontinued operations at end of period	$—	$—	$672

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$4,883	$4,265
Restricted cash included in other assets	2,560	2,302
Total	$7,443	$6,567
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
History and Operations We have been operating in the automobile finance business in the U.S. since September 1992 and have been a wholly-owned subsidiary of GM since October 2010. On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, our European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Operations are presented as discontinued operations in our consolidated financial statements for all periods presented. Refer to Note 15 for additional details regarding our disposal of these operations. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to our continuing operations.
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
Retail Finance Receivables and the Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans which are carried at amortized cost, net of allowance for loan losses. These loans are divided among pools based on common risk characteristics, such as internal credit score, origination period, delinquent status and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards. The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of their prior credit usage, structure of the loan and other information. The output of the scorecards rank-order consumers from those that are least likely to default to those that are most likely to default. By further dividing the portfolio into pools based on internal credit scores we are better able to distinguish expected credit performance for different credit risks. These pools are collectively evaluated for impairment based on a statistical calculation, which is supplemented by management judgment. The allowance is aggregated for each of the pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable losses inherent in our finance receivables.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We use a combination of forecasting methodologies to determine the allowance for loan losses, including roll rate modeling and static pool modeling techniques. A roll rate model is generally used to project near-term losses and static pool models are generally used to project losses over the remaining life. Probable losses are estimated for groups of accounts aggregated by past-due status and origination month. Generally, historical loss experience is evaluated, and recent performance is more heavily weighted when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default (PD) and loss given default (LGD). PD and LGD are specifically estimated for each monthly vintage (i.e., group of originations) in cases where vintage models are used. PD is estimated based on expectations that are aligned with internal credit scores. LGD is projected based on historical trends experienced over the last 10 years, weighted toward more recent performance in order to consider recent market supply and demand factors that impact wholesale used vehicle pricing. While forecasted probable losses are quantitatively derived, we assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the current environment.
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
Assumptions regarding credit losses and LCPs are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions or LCP increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses.
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
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts received under a cash management program. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. For the International Segment, we established the allowance for loan losses based on historical loss experience. We have less of a history of commercial lending in the North America Segment; therefore, we have performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Based upon our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.
Charge-off Policy Generally, our policy is to charge off a retail account in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Troubled Debt Restructurings (TDRs) In evaluating whether a loan modification constitutes a TDR, our policy for retail loans is that (i) the modification must constitute a concession and (ii) the debtor must be experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to customers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meets the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, we have determined that the second deferment granted by us on a retail loan will be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy that have an interest rate or principal adjustment as part of a confirmed bankruptcy plan will also be considered TDRs. Retail finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of expected cash flows of the receivables discounted at the original weighted average effective interest rate.
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
We estimate the expected residual value based on third party data which considers inputs including recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Changes in the expected residual value result in increased or decreased depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds. Under the accounting for impairment or disposal of long-lived assets, vehicles on operating leases are evaluated by asset group for impairment. We aggregate leased vehicles into asset groups based on make, year and model. When asset group indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased assets at the end of the lease, are less than the book value of the lease asset group, an immediate impairment write-down is recognized if the difference is deemed not recoverable.
Variable Interest Entities (VIEs) – Securitizations and Credit Facilities We finance a significant portion of our loan and lease origination volume through the use of our credit facilities and execution of securitization transactions, which both utilize Special Purpose Entities (SPEs). In our credit facilities, we transfer finance receivables and lease-related assets to SPEs. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of the assets.
In our securitizations, we transfer finance receivables and lease-related assets to SPEs structured as securitization trusts (Trusts), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.
Our continuing involvement with the credit facilities and Trusts consist of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under U.S. GAAP and are consolidated because we have: (i) power over the significant activities of the entities and (ii) an obligation to absorb losses and the right to receive benefits from the VIEs which could be significant to the VIEs. Accordingly, we are the primary beneficiary of the VIEs and the finance receivables, lease-related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. Refer to Note 3, Note 7 and Note 8 for further information.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidated balance sheets as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.
Property and Equipment Property and equipment additions are carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 30 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operating expenses. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized.
Goodwill Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that trigger a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of a reporting unit exceeds it fair value.
Derivative Financial Instruments We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. We do not use derivative financial instruments for trading or speculative purposes.
Interest rate risk management instruments are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, our credit exposure is limited to the uncollected interest and the market value related to the instruments that have become favorable to us, to the extent that market values are not collateralized. We maintain a policy of requiring that all derivative instruments be governed by an International Swaps and Derivatives Association Master Agreement. We enter into derivative instruments and establish risks limits with counterparties that we believe are creditworthy and generally settle on a net basis. In addition, management performs a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.
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
We designate certain receive-fixed, pay-floating interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in interest expense. The change in fair value of the related hedge (excluding accrued interest) is also recorded in interest expense.
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
Foreign Currency Swap Agreements Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies. We face exposure to currency exchange rates when the currency of our earning assets differs from the currency of the debt funding those assets. When possible, we fund earning assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps to convert our debt obligations to the local currency of the earning assets being financed.
We designate certain pay-fixed, receive-fixed cross-currency swaps as cash flow hedges of foreign currency-denominated debt. The risk being hedged is the variability in the cash flows for the payments of both principal and interest attributable to changes in foreign currency exchange rates. If the hedge relationship is deemed to be highly effective, we record the effective portion of changes in the fair value of the swap in accumulated other comprehensive income/loss. When the hedged cash flows affect earnings

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

via principal remeasurement or accrual of interest expense, we reclassify these amounts to operating expenses or interest expense. Any ineffective portion of a cash flow hedge is recorded to interest expense immediately.
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
Revenue Recognition Finance charge income related to retail finance receivables is recognized using the effective interest method. Fees and commissions received and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are fully charged off or paid in full. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are applied to principal. Interest accrual resumes once an account has received payments bringing the delinquency status to less than 60 days past due or, for TDRs, when repayment is reasonably assured based on the modified terms of the loan.
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
Parent Company Stock-Based Compensation We measure and record compensation expense for parent company stock-based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award. Refer to Note 12 for further information.
Recently Adopted Accounting Standards Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers”, as incorporated into Accounting Standards Codification (ASC) 606, on a modified retrospective basis by recognizing a cumulative effect adjustment of $33 million as an increase to the opening balance of retained earnings. Under the new standard, commission revenue and expenses related to certain retail finance receivables that were previously recognized as earned or incurred ratably over the term of the related receivables are now recognized in full at the origination of the receivables.
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
The following change to our derivative accounting policy became effective upon adoption of ASU 2017-12:
Certain pay-floating, receive-floating foreign currency swap agreements have been designated as fair value hedges. The risk being hedged is the risk of changes in fair value attributable to changes in foreign currency exchange rates. If the instrument has been designated as a fair value hedge, the change in the fair value of the hedge attributable to components excluded from the assessment of hedge effectiveness is deferred in accumulated other comprehensive loss and is recognized in interest, operating and other expenses along with the earnings effect of the hedged item when the hedged item affects earnings. Changes in the fair value of amounts included within the assessment of effectiveness are recorded currently in earnings and are presented in the same income statement line as the earnings effect of the hedged item.
Accounting Standards Not Yet Adopted In February 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases", which requires us, as the lessee, to recognize most leases on the balance sheet, thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. ASU 2016-02 became effective for us on January 1, 2019 and we elected the optional transition method as well as the package of practical expedients upon adoption. While we are still finalizing our adoption procedures, we estimate the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations for approximately $140 million.
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
We purchase certain program vehicles from GM subsidiaries. We simultaneously lease these vehicles to those subsidiaries for use primarily in their vehicle-sharing arrangements. We account for these leases as direct-financing leases, which are included in our finance receivables, net.
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During 2018, we purchased $540 million of these receivables from GM, which are included in our finance receivables, net.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	December 31, 2018	December 31, 2017
Commercial finance receivables, net due from dealers consolidated by GM(a)	$445	$355
Direct-financing lease receivables from GM subsidiaries(a)	$134	$88
Subvention receivable(b)	$727	$306
Commercial loan funding payable(c)	$61	$90

	Years Ended December 31,
Income Statement Data	2018	2017	2016
Interest subvention earned on retail finance receivables(d)	$487	$438	$337
Interest subvention earned on commercial finance receivables(d)	$67	$54	$50
Leased vehicle subvention earned(e)	$3,274	$3,046	$2,232
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables. We received subvention payments from GM of $3.8 billion, $4.3 billion and $4.2 billion during 2018, 2017 and 2016.

(c)	Included in related party payables.

(d)	Included in finance charge income.

(e)	Included as a reduction to leased vehicle expenses.
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
On April 18, 2018, GM amended and restated its revolving credit facilities, consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility, and added a 364-day, $2.0 billion facility (the GM Revolving 364-Day Credit Facility). Also on April 18, 2018, we and GM amended the Support Agreement to, among other things, allow for irrevocable and exclusive access by us of no less than $2.0 billion of the GM Revolving 364-Day Credit Facility to support our liquidity. At December 31, 2018, we had no amounts borrowed under these facilities.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2018 and 2017, there are no related party taxes payable to GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	December 31, 2018	December 31, 2017
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$38,354	$30,574
Retail finance receivables, individually evaluated for impairment, net of fees	2,348	2,228
Total retail finance receivables, net of fees(a)	40,702	32,802
Less: allowance for loan losses - collective	(523)	(561)
Less: allowance for loan losses - specific	(321)	(328)
Total retail finance receivables, net	39,858	31,913
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	12,680	10,290
Commercial finance receivables, individually evaluated for impairment, net of fees	41	22
Total commercial finance receivables, net of fees(b)	12,721	10,312
Less: allowance for loan losses - collective	(63)	(50)
Less: allowance for loan losses - specific	(4)	(3)
Total commercial finance receivables, net	12,654	10,259
Total finance receivables, net	$52,512	$42,172
Fair value utilizing Level 2 inputs	$12,654	$10,259
Fair value utilizing Level 3 inputs	$39,564	$31,919
________________

(a)	Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $53 million and $228 million at December 31, 2018 and 2017.

(b)	Net of dealer cash management balances of $922 million and $536 million at December 31, 2018 and 2017.

Retail Finance Receivables	Years ended December 31,
	2018	2017	2016
Allowance for retail loan losses beginning balance	$889	$765	$713
Provision for loan losses	624	742	640
Charge-offs	(1,196)	(1,171)	(1,136)
Recoveries	536	552	542
Foreign currency translation	(9)	1	6
Allowance for retail loan losses ending balance	$844	$889	$765

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2018		December 31, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,349	3.3%	$1,334	4.1%
Greater than 60 days	547	1.4	559	1.7
Total finance receivables more than 30 days delinquent	1,896	4.7	1,893	5.8
In repossession	44	0.1	27	—
Total finance receivables more than 30 days delinquent or in repossession	$1,940	4.8%	$1,920	5.8%
At December 31, 2018 and 2017, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $888 million and $778 million.
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
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	December 31, 2018	December 31, 2017
Outstanding recorded investment	$2,348	$2,228
Less: allowance for loan losses	(321)	(328)
Outstanding recorded investment, net of allowance	$2,027	$1,900
Unpaid principal balance	$2,379	$2,266
Additional information about loans classified as TDRs is presented below:

	Years Ended December 31,
	2018	2017	2016
Average outstanding recorded investment	$2,288	$2,074	$1,766
Finance charge income recognized	$239	$228	$205
Number of loans classified as TDRs during the period	69,298	74,784	66,926
Recorded investment of loans classified as TDRs during the period	$1,267	$1,309	$1,148
The unpaid principal balance, net of recoveries, of loans that were charged off during the reporting period and were within 12 months of being modified as a TDR were $38 million, $27 million and $26 million for 2018, 2017 and 2016.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commercial Finance Receivables
Commercial Credit Quality Our commercial finance receivables consist of dealer financings, primarily for dealer inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

			December 31, 2018		December 31, 2017
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$2,192	17.2%	$1,915	18.6%
Group II	-	Dealers with strong financial metrics	4,500	35.4	3,584	34.7
Group III	-	Dealers with fair financial metrics	4,292	33.7	3,424	33.2
Group IV	-	Dealers with weak financial metrics	1,205	9.5	1,048	10.2
Group V	-	Dealers warranting special mention due to elevated risks	449	3.5	260	2.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	83	0.7	81	0.8
Balance at end of period			$12,721	100.0%	$10,312	100.0%
At December 31, 2018 and 2017, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for 2018, 2017 and 2016.
Note 4. Leased Vehicles

	December 31, 2018	December 31, 2017
Leased vehicles	$64,928	$62,203
Manufacturer subvention	(9,934)	(9,468)
Net capitalized cost	54,994	52,735
Less: accumulated depreciation	(11,435)	(9,853)
Leased vehicles, net	$43,559	$42,882
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2018:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Total
Minimum rental payments under operating leases	$6,733	$4,141	$1,568	$155	$9	$12,606
Note 5. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years ended December 31,
	2018			2017			2016
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$92	$1,197	$1,105	$91	$1,196	$1,105	$84	$1,189
Foreign currency translation	—	(11)	(11)	—	1	1	—	7	7
Ending balance	$1,105	$81	$1,186	$1,105	$92	$1,197	$1,105	$91	$1,196

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
In August 2018, we made a $51 million capital investment representing a 35% equity interest in the newly-formed joint venture SAIC-GMF Leasing Co. Ltd., which was established to conduct auto leasing operations in China.
The following table presents certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2018	December 31, 2017
Finance receivables, net	$16,555	$13,459
Total assets	$19,368	$16,198
Debt	$13,618	$9,349
Total liabilities	$16,439	$13,807

	Years Ended December 31,
Summarized Operating Data	2018	2017	2016
Finance charge income	$1,246	$1,053	$940
Provision for loan losses	$21	$(6)	$18
Interest expense	$523	$337	$257
Income before income taxes	$696	$661	$570
Net income	$522	$496	$428
The following table summarizes our direct ownership interests in joint ventures:

Joint Ventures	December 31, 2018	December 31, 2017
SAIC-GMAC Automotive Finance Company Limited (SAIC–GMAC)	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	—
There were no dividends received from SAIC-GMAC in 2018 or 2017. We received dividends from SAIC-GMAC of $129 million in 2016. At December 31, 2018 and 2017, we had undistributed earnings of $498 million and $315 million related to SAIC-GMAC.
Note 7. Debt

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$3,410	$3,413	$4,694	$4,713
Securitization notes payable	39,425	39,422	35,193	35,235
Total secured debt	42,835	42,835	39,887	39,948
Unsecured debt
Senior notes	42,611	42,015	36,820	37,969
Credit facilities	2,157	2,151	2,368	2,375
Other unsecured debt	3,385	3,390	1,642	1,645
Total unsecured debt	48,153	47,556	40,830	41,989
Total secured and unsecured debt	$90,988	$90,391	$80,717	$81,937
Fair value utilizing Level 2 inputs		$88,305		$79,623
Fair value utilizing Level 3 inputs		$2,086		$2,314

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further discussion.
The weighted average interest rate on secured debt was 2.85% at December 31, 2018. Issuance costs on the secured debt of $93 million as of December 31, 2018 and $90 million as of December 31, 2017 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to six years. During 2018, we entered into new credit facilities and renewed credit facilities with a total net additional borrowing capacity of $695 million.
Securitization notes payable at December 31, 2018 are due beginning in 2019 through 2026. During 2018, we issued $22.8 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 3.00% and maturity dates ranging from 2020 to 2026.
Unsecured Debt
Senior Notes At December 31, 2018, we had $43.2 billion aggregate outstanding in senior notes that mature from 2019 through 2028 and have a weighted average interest rate of 3.40%. Issuance costs on senior notes of $121 million as of December 31, 2018 and $122 million as of December 31, 2017 are amortized to interest expense over the term of the notes.
During 2018, we issued $8.6 billion in aggregate principal amount of senior notes with a weighted average interest rate of 3.36% and maturity dates ranging from 2020 through 2028.
In January 2019, we issued $2.5 billion in senior notes with a weighted average interest rate of 5.03% and maturity dates ranging from 2021 through 2029.
In January 2019, we issued €850 million of Euro Medium Term Notes under the Euro Medium Term Note Programme with an interest rate of 2.20% due in 2024.
During 2018, we launched an unsecured commercial paper notes program in the U.S. At December 31, 2018, the principal amount outstanding of our commercial paper in the U.S. was $1.2 billion.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources, primarily in the International Segment. During 2018, we increased net borrowing capacity on unsecured committed credit facilities by $332 million.
The terms of advances under our unsecured credit facilities are determined and agreed to by us and the lender on the borrowing date for each advance and can have maturities up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 5.98% at December 31, 2018.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Secured debt	$21,331	$14,262	$5,394	$1,656	$10	$257	$42,910
Unsecured debt	9,714	8,891	9,644	5,774	5,073	9,680	48,776
Interest payments	2,811	1,816	1,178	707	491	714	7,717
	$33,856	$24,969	$16,216	$8,137	$5,574	$10,651	$99,403
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2018, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2018	December 31, 2017
Restricted cash(a)	$2,380	$2,267
Finance receivables, net of fees	$32,626	$28,364
Lease related assets	$21,781	$22,222
Secured debt	$42,504	$39,328
_______________
(a) Included in other assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate risk primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.
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

	December 31, 2018			December 31, 2017
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$9,533	$42	$231	$11,110	$2	$290
Foreign currency swaps	1,829	37	60	—	—	—
Cash flow hedges
Interest rate swaps	768	8	—	2,177	15	—
Foreign currency swaps	2,075	43	58	1,574	103	—
Derivatives not designated as hedges
Interest rate contracts	99,666	372	520	81,938	329	207
Foreign currency swaps	—	—	—	1,201	104	—
Total(b)	$113,871	$502	$869	$98,000	$553	$497
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

(b)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2018 and December 31, 2017, the fair value of assets and liabilities available for offset was $320 million and $284 million. At December 31, 2018 and December 31, 2017, we held $30 million and $25 million and posted $451 million and $299 million of collateral available for netting.

The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	December 31, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Unsecured debt	$17,923	$459
 _________________

(a)	Includes $247 million of adjustments remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the consolidated statements of income:

	Income (Losses) Recognized In Income
	Year Ended December 31, 2018
	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$83	$—
Interest rate swaps	(102)	—
Hedged items - foreign currency swaps	—	(17)
Foreign currency swaps	(5)	18
Cash flow hedges
Interest rate swaps	14	—
Foreign currency swaps	(49)	(114)
Derivatives not designated as hedges
Interest rate contracts	26	—
Foreign currency swaps	(44)	(142)
Total	$(77)	$(255)
_________________

(a)	Total interest expense was $3.2 billion for 2018.

(b)	Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expense was $1.5 billion for 2018.

	Income (Losses) Recognized In Income
	Years Ended December 31,
	2017	2016
Fair value hedges
Interest rate swaps(a)(b)	$42	$(7)
Cash flow hedges
Interest rate swaps(a)	3	(3)
Foreign currency swaps(c)	121	39
Derivatives not designated as hedges
Interest rate contracts(a)	40	27
Foreign currency swaps(c)(d)	86	—
Total	$292	$56
_________________

(a)	Recognized in earnings as interest expense.

(b)	Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate swaps offset by the change in fair value of hedged debt attributable to the hedged risk.

(c)	Recognized in earnings as operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Years Ended December 31,
	2018	2017	2016
Fair value hedges
Foreign currency swaps	$(3)	$—	$—
Cash flow hedges
Interest rate swaps	3	5	4
Foreign currency swaps	(89)	81	(20)
Total	$(89)	$86	$(16)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Years Ended December 31,
	2018	2017	2016
Fair value hedges
Foreign currency swaps	$3	$—	$—
Cash flow hedges
Interest rate swaps	(7)	(1)	2
Foreign currency swaps	86	(86)	31
Total	$82	$(87)	$33
_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.

(b)	During the next twelve months, we estimate $11 million will be reclassified into pretax earnings from derivatives designated for hedge accounting.
Note 10. Commitments and Contingencies
Leases We lease space for our operating facilities and administrative offices under leases with terms up to 10 years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. A summary of lease expense and operating lease commitments is as follows:

	Years Ended December 31,
	2018	2017	2016
Lease expense	$30	$29	$24

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease commitments	$27	$26	$25	$23	$19	$47	$167
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
Borrowers located in Texas accounted for 12.6% of the retail finance receivable portfolio as of December 31, 2018. No other state or country accounted for more than 10% of the retail finance receivable portfolio.
At December 31, 2018, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Guarantees of Indebtedness At December 31, 2018 and 2017, we guaranteed approximately $1.1 billion and $2.0 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement with BNP Paribas in connection with the sale of certain of our European Operations, BNP Paribas will reimburse us for any amount that we may pay under any such guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2018, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $65 million, and have accrued $22 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $13 million as of December 31, 2018.
Note 11. Shareholders' Equity

	December 31, 2018	December 31, 2017
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
In October 2018, our Board of Directors declared and paid a $375 million dividend on our common stock to General Motors Holdings LLC.
In September 2017, we executed a 10,000 to 1 stock split of each share of our previously authorized common stock, par value $1.00 per share. Each outstanding share was deemed automatically converted into 10,000 shares of common stock, par value $0.0001 per share.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2018	December 31, 2017
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Series A	1,000,000	1,000,000
Series B	500,000	—
In September 2018, we issued 500,000 shares, par value $0.01 per share, of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), at a liquidation preference of $1,000 per share, for net proceeds of approximately $492 million.
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
In September 2017, we issued 1,000,000 shares, par value $0.01 per share, of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), at a liquidation preference of $1,000 per share, for net proceeds of $985 million.
For the first 10 years after issuance, holders of the Series A Preferred Stock will be entitled to receive cash dividend payments at an annual rate of 5.750%, payable semi-annually in arrears on March 30 and September 30 of each year beginning on March 30, 2018. After 10 years, holders of the Series A Preferred Stock will be entitled to receive cash dividend payments at a floating rate equal to the then applicable three-month U.S. Dollar LIBOR plus a spread of 3.598% per annum, payable quarterly in arrears, on March 30, June 30, September 30 and December 30 of each year. Dividends on the Series A Preferred Stock are cumulative whether or not we have earnings, there are funds legally available for the payment of the dividends or the dividends are authorized or declared.
The Series A Preferred Stock does not have a maturity date. We may, at our option, redeem the shares of Series A Preferred Stock, in whole or in part, at any time on or after September 30, 2027, at a price of $1,000 per share of Series A Preferred Stock plus all accumulated and unpaid dividends to, but excluding, the date of redemption.
During 2018, we paid $59 million of dividends to holders of record of our Series A Preferred Stock. In October 2018, prior to the declaration of our common stock dividend, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, payable on March 30, 2019 to holders of record as of March 15, 2019 and declared a dividend of $33.58 per share, $17 million in the aggregate, on our Series B Preferred Stock, payable on March 30, 2019 to holders of record as of March 15, 2019. Accordingly, $46 million have been set aside for the payment of these dividends.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant components of accumulated other comprehensive loss:

	Years Ended December 31,
	2018	2017	2016
Unrealized gain on hedges
Beginning balance	$16	$17	$—
Change in value of hedges, net of tax	(7)	(1)	17
Ending balance	9	16	17
Defined benefit plans
Beginning balance	1	(20)	(13)
Unrealized gain (loss) on subsidiary pension, net of tax	—	—	(7)
Reclassification adjustment, net of tax(a)	—	21	—
Ending balance	1	1	(20)
Foreign currency translation adjustment
Beginning balance	(785)	(1,235)	(1,091)
Translation (loss) gain, net of tax	(291)	253	(144)
Reclassification adjustment(a)	—	197	—
Ending balance	(1,076)	(785)	(1,235)
Total accumulated other comprehensive loss	$(1,066)	$(768)	$(1,238)
_________________

(a)	The reclassification adjustment in 2017 is related to the sale of the European Operations.
Note 12. Parent Company Stock-Based Compensation
GM grants to certain employees and key executive officers Restricted Stock Units (RSUs), Performance-based Share Units (PSUs) and stock options. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans, such as retirement, death or disability.
RSU awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms for each award. PSU awards vest at the end of a three-year performance period based on performance criteria determined by the Executive Compensation Committee of the GM Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. Stock options expire 10 years from the grant date. GM's performance-based stock options vest ratably over 55 months based on the performance of its common stock relative to that of a specified peer group. GM's service-based stock options vest ratably over 19 months to three years.
The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (units in thousands):

	Year Ended December 31, 2018
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Units outstanding at January 1, 2018	2,873	$28.44	1.4
Granted	774	$38.66
Settled	(664)	$33.01
Forfeited or expired	(121)	$34.25
Units outstanding at December 31, 2018(a)	2,862	$27.54	1.2
Units unvested and expected to vest at December 31, 2018	1,439	$38.23	1.8
Units vested and payable at December 31, 2018	1,335	$15.56
________________

(a)	Includes the target amount of PSUs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total compensation expense related to the above awards was $29 million, $48 million and $45 million in 2018, 2017 and 2016.
The assumptions used to estimate the fair value of the stock options issued during 2018 and 2017 are a dividend yield of 3.69% and 4.43%, expected volatility of 28.0% and 25.0%, a risk-free interest rate of 2.73% and 1.97%, and an expected option life of 5.98 and 5.84 years. There were no stock options issued during 2016.
At December 31, 2018, total unrecognized compensation expense for nonvested equity awards granted was $27 million. This expense is expected to be recorded over a weighted-average period of 1.2 years. The total fair value of RSUs and PSUs vested was $21 million, $16 million and $12 million in 2018, 2017 and 2016.
In 2018, 2017, and 2016, total payments for 165,000, 300,000 and 49,000 RSUs settled in cash under stock incentive plans were $7 million, $11 million and $2 million.
Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized $22 million, $20 million and $17 million in compensation expense for 2018, 2017 and 2016 related to these plans. Contributions to the plans were made in cash.
Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2018	2017	2016
U.S. income	$1,421	$710	$336
Non-U.S. income	289	313	275
Income before income taxes and equity income	$1,710	$1,023	$611

Income Tax Expense	Years Ended December 31,
	2018	2017	2016
Current income tax expense
U.S. federal	$—	$—	$(1)
U.S. state and local	1	(4)	—
Non-U.S.	83	73	98
Total current	84	69	97
Deferred income tax expense
U.S. federal	133	(16)	(1)
U.S. state and local	75	31	13
Non-U.S.	31	27	(4)
Total deferred	239	42	8
Total income tax provision	$323	$111	$105
Provisions are made for estimated U.S. and non-U.S. income taxes, which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries not deemed to be indefinitely reinvested. At December 31, 2018 and 2017, taxes on $138 million and $45 million have not been provided on basis differences in investments as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested. Quantification of deferred tax liability, if any, associated with indefinitely reinvested basis differences is not material.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes a reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory income tax rate:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	2.8	(0.1)	(0.3)
State and local income taxes	4.2	3.5	2.5
U.S. tax on non-U.S. earnings	0.2	7.3	(15.4)
Valuation allowance	0.4	1.1	7.8
Tax credits and incentives	(6.2)	(11.2)	(12.4)
U.S. federal tax reform impact	(2.6)	(23.4)	—
Other	(0.9)	(1.3)	—
Effective tax rate	18.9%	10.9%	17.2%
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2018 and 2017 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2018	December 31, 2017
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$968	$811
Net operating loss carryforward - non-U.S.(b)	167	180
Market value difference of loan portfolio	23	102
Accruals	104	122
Tax credits(c)	806	789
Other	151	157
Total deferred tax assets before valuation allowance	2,219	2,161
Less: valuation allowance	(270)	(326)
Total deferred tax assets	1,949	1,835
Deferred tax liabilities
Depreciable assets	2,020	1,619
Deferred acquisition costs	134	130
Other	103	125
Total deferred tax liabilities	2,257	1,874
Net deferred tax liability	$(308)	$(39)
_________________

(a)	Includes tax-effected operating losses of $180 million expiring through 2039 and $788 million that may be carried forward indefinitely at December 31, 2018.

(b)	Includes tax-effected operating losses of $120 million expiring through 2039 and $47 million that may be carried forward indefinitely at December 31, 2018.

(c)	Includes tax credits of $806 million expiring through 2039 at December 31, 2018.
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. As of December 31, 2018, we have $270 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The decrease in our valuation allowance of $56 million is primarily due to U.S. foreign tax credits adjusted as a result of final regulations issued under the Tax Act.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Tax Positions	Years Ended December 31,
	2018	2017	2016
Beginning balance	$54	$56	$57
Additions to prior years' tax positions	—	—	4
Reductions to prior years' tax positions	—	(1)	(6)
Additions to current year tax positions	3	4	2
Reductions in tax positions due to lapse of statutory limitations	(5)	(5)	(4)
Settlements	—	—	—
Foreign currency translation	(2)	—	3
Ending balance	$50	$54	$56
At December 31, 2018, 2017 and 2016, there were $37 million, $33 million and $35 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets.
During 2018, 2017 and 2016, income tax related interest and penalties recorded were insignificant. At December 31, 2018 and 2017 we had liabilities of $74 million and $80 million for income tax-related interest and penalties.
At December 31, 2018, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Periodically, we make deposits to taxing jurisdictions which reduce our unrecognized tax benefit balance, but are not reflected in the reconciliation above. At December 31, 2018 and 2017 the amount of deposits that reduce our unrecognized tax benefit liability in the consolidated balance sheets was $14 million and $15 million.
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2018 and 2017, there were no related party taxes payable due to GM.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2011 to 2018 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
On December 22, 2017, the Tax Act was signed into law. The Tax Act changed many aspects of U.S. corporate income taxation, including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. During 2018, we filed our 2017 U.S. federal income tax return and updated our 2017 estimated tax benefit from $240 million to $286 million, primarily related to the remeasurement of transition tax as a result of proposed regulations issued in August 2018 and associated impacts to our deferred tax asset carryforwards.
Note 15. Discontinued Operations
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations of the European Operations:

	Years Ended December 31,
	2017	2016
Total revenue	$474	$574
Interest expense	79	136
Other expenses	263	287
Total costs and expenses	342	423
Income from discontinued operations before income taxes	132	151
Loss on sale of discontinued operations before income taxes	525	—
(Loss) income from discontinued operations before income taxes	(393)	151
Income tax provision	31	54
(Loss) income from discontinued operations, net of tax	$(424)	$97
Note 16. Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2018	2017	2016
Interest costs (none capitalized)	$2,941	$2,571	$1,761
Income taxes	$68	$99	$102
Non-cash investing items consist of the following:

	Years Ended December 31,
	2018	2017	2016
Subvention receivable from GM	$727	$306	$347
Commercial loan funding payable to GM(a)	$61	$90	$320
_________________

(a)	Refer to Note 2 for further information.
Note 17. Segment Reporting and Geographic Information

Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International segments. The management of each segment is responsible for executing our strategies. As discussed in Note 1, our European Operations are presented as discontinued operations and are excluded from our segment results for 2017 and 2016. These operations were previously included in our International Segment. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2018
	North America	International	Total
Total revenue	$12,771	$1,245	$14,016
Operating expenses	1,125	397	1,522
Leased vehicle expenses	6,879	38	6,917
Provision for loan losses	490	152	642
Interest expense	2,735	490	3,225
Equity income	—	183	183
Income from continuing operations before income taxes	$1,542	$351	$1,893

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2017
	North America	International	Total
Total revenue	$10,999	$1,152	$12,151
Operating expenses	1,050	340	1,390
Leased vehicle expenses	6,391	24	6,415
Provision for loan losses	623	134	757
Interest expense	2,032	534	2,566
Equity income	—	173	173
Income from continuing operations before income taxes	$903	$293	$1,196

	Year Ended December 31, 2016
	North America	International	Total
Total revenue	$7,948	$1,035	$8,983
Operating expenses	891	359	1,250
Leased vehicle expenses	4,499	7	4,506
Provision for loan losses	566	78	644
Interest expense	1,481	491	1,972
Equity income	—	151	151
Income from continuing operations before income taxes	$511	$251	$762

	December 31, 2018			December 31, 2017
	North America	International	Total	North America	International	Total
Finance receivables, net	$45,711	$6,801	$52,512	$35,436	$6,736	$42,172
Leased vehicles, net	$43,396	$163	$43,559	$42,753	$129	$42,882
Total assets	$100,176	$9,744	$109,920	$87,618	$9,397	$97,015
The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2018		2017		2016
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$12,158	$41,320	$10,424	$40,674	$7,440	$32,506
Non-U.S.(b)	1,858	2,490	1,727	2,467	1,543	2,050
Total consolidated	$14,016	$43,810	$12,151	$43,141	$8,983	$34,556
_________________

(a)	Long-lived assets includes $43.6 billion, $42.9 billion and $34.3 billion of vehicles on operating leases at December 31, 2018, 2017 and 2016.

(b)	No individual country represents more than 10% of our total revenue or long-lived assets.
Note 18. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 19.1% and the minimum capital requirement was 10.5%. Total assets of our regulated international banks and finance companies were approximately $7.9 billion and $7.8 billion at December 31, 2018 and 2017.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 19. Quarterly Financial Data (unaudited)
The following tables summarize supplementary quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenue	$3,411	$3,488	$3,518	$3,599
Income from continuing operations before income taxes	$443	$536	$498	$416
Net income	$369	$442	$441	$318
Net income attributable to common shareholder	$355	$427	$426	$296

2017
Total revenue	$2,748	$2,990	$3,161	$3,252
Income from continuing operations	$179	$270	$186	$450
Income (loss) from discontinued operations, net of tax	$23	$(208)	$16	$(255)
Net income	$202	$62	$202	$195
Net income attributable to common shareholder	$202	$62	$200	$181
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
None.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2018. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2018, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2018. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2018.
Changes in Internal Control over Financial Reporting There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.
Item 14. Principal Accounting Fees and Services

	Years Ended December 31,
	2018	2017
Audit fees(a)	$5	$5
Audit-related fees(b)	3	3
Tax services fees(c)	1	—
Total fees	$9	$8
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

(c)	Tax services fees include tax compliance and related advice.
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
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements

(2)
All other schedules for which provision is made in the applicable accounting regulation of the SEC are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements or notes thereto and incorporated herein by reference.

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
Incorporated by Reference

3.7
Statement of Resolution Establishing the Designation of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on September 24, 2018.
Incorporated by Reference

4.1	Certificate of Merger merging Goalie Texas Holdco Inc. with and into AmeriCredit Corp., incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

4.2
Indenture, dated May 14, 2013, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., the guarantor, and Wells Fargo Bank, N.A., as trustee, concerning GM Financial's $1 billion 2.75% Senior Noted due 2016, $750 million 3.25% Senior Notes due 2018 and $750 million 4.25% Senior Notes due 2013, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on May 14, 2013.
Incorporated by Reference

4.3
Indenture, dated July 10, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on July 10, 2014.
Incorporated by Reference

4.3.1
Second Supplemental Indenture, dated July 10, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.500% Senior Notes due 2019, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on July 10, 2014.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.2
Fourth Supplemental Indenture, dated September 25, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.375% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on September 25, 2014.
Incorporated by Reference

4.3.2.1	First Amendment to Fourth Supplemental Indenture, dated October 17, 2014, incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed on October 23, 2014.	Incorporated by Reference

4.4
Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.4.1
First Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.4.2
Second Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.150% Senior Notes due 2020, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.4.3
Third Supplemental Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.000% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.4.4
Sixth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.450% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.4.5
Seventh Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

4.4.6
Eighth Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.300% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

4.5
Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.5.1
First Supplemental Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.100% Senior Notes due 2019, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference
4.5.2
Second Supplemental Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2019, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.5.3
Third Supplemental Indenture, dated November 24, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 24, 2015.
Incorporated by Reference

4.5.4
Fourth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.5.5
Fifth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 5.250% Senior Notes due 2026, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.5.6
Sixth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2019, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.5.7
Seventh Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.400% Senior Notes due 2019, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.5.8
Eighth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.5.9
Ninth Supplemental Indenture, dated July 5, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 5, 2016.
Incorporated by Reference

4.5.10
Tenth Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Senior Notes due 2019, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

4.5.11
Eleventh Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.350% Senior Notes due 2019, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

4.5.12
Twelfth Supplemental Indenture, dated October 6, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.000% Senior Notes due 2026, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

4.5.13
Thirteenth Supplemental Indenture, dated January 17, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2022, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 17, 2017.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.5.14
Fourteenth Supplemental Indenture, dated January 17, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.450% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 17, 2017.
Incorporated by Reference

4.5.15
Fifteenth Supplemental Indenture, dated January 17, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.350% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 17, 2017.
Incorporated by Reference

4.5.16
Sixteenth Supplemental Indenture, dated April 13, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 13, 2017.
Incorporated by Reference

4.5.17
Seventeenth Supplemental Indenture, dated April 13, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.650% Senior Notes due 2020, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on April 13, 2017.
Incorporated by Reference

4.5.18
Eighteenth Supplemental Indenture, dated April 13, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.950% Senior Notes due 2024, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 13, 2017.
Incorporated by Reference

4.5.19
Nineteenth Supplemental Indenture, dated May 9, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2017.
Incorporated by Reference

4.5.20
Twentieth Supplemental Indenture, dated June 30, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2022, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 30, 2017.
Incorporated by Reference

4.5.21
Twenty-First Supplemental Indenture, dated June 30, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.150% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on June 30, 2017.
Incorporated by Reference

4.5.22
Twenty-Second Supplemental Indenture, dated June 30, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.350% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on June 30, 2017.
Incorporated by Reference

4.5.23
Twenty-Third Supplemental Indenture, dated November 7, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 7, 2017.
Incorporated by Reference

4.5.24
Twenty-Fourth Supplemental Indenture, dated November 7, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 2.450% Senior Notes due 2020, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on November 7, 2017.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.5.25
Twenty-Fifth Supplemental Indenture, dated November 7, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.500% Senior Notes due 2024, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on November 7, 2017.
Incorporated by Reference

4.5.26
Twenty-Sixth Supplemental Indenture, dated January 5, 2018, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 5, 2018.
Incorporated by Reference

4.5.27
Twenty-Seventh Supplemental Indenture, dated January 5, 2018, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.250% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 5, 2018.
Incorporated by Reference

4.5.28
Twenty-Eighth Supplemental Indenture, dated January 5, 2018, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.850% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 5, 2018.
Incorporated by Reference

4.5.29
Twenty-Ninth Supplemental Indenture, dated April 10, 2018, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 10, 2018.
Incorporated by Reference

4.5.30
Thirtieth Supplemental Indenture, dated April 10, 2018, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.550% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on April 10, 2018.
Incorporated by Reference

4.5.31
Thirty-First Supplemental Indenture, dated April 10, 2018, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.350% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 10, 2018.
Incorporated by Reference

4.5.32
Thirty-Second Supplemental Indenture, dated June 19, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 4.150% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 19, 2018.
Incorporated by Reference

4.5.33
Thirty-Third Supplemental Indenture, dated November 6, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2021 and the 4.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 6, 2018.
Incorporated by Reference

10.1
Sale and Servicing Agreement, dated as of February 26, 2010, by and among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on March 2, 2010.
Incorporated by Reference

10.1.1
Indenture, dated February 26, 2010, by and among AmeriCredit Syndicated Warehouse Trust, Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on March 2, 2010.
Incorporated by Reference

10.1.2
Note Purchase Agreement, dated February 26, 2010, by and among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on March 2, 2010.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
10.1.3
First Supplemental Indenture, dated August 20, 2010, between AmeriCredit Syndicated Warehouse Trust and Wells Fargo Bank, N A, incorporated herein by reference to Exhibit 10.11.3 to the Annual Report on Form 10-K, filed on August 27, 2010.
Incorporated by Reference

10.1.4
Amendment No. 1, dated August 20, 2010, to Sale and Servicing Agreement, dated February 26, 2010, by and among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated herein by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K, filed on August 27, 2010.
Incorporated by Reference

10.1.5
Omnibus Amendment to the Sale and Servicing Agreement, the Indenture and Note Purchase Agreement, dated February 17, 2011, by and among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG, New York Branch, and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on February 22, 2011.
Incorporated by Reference

10.1.6
Fourth Omnibus Amendment to the Sale and Servicing Agreement, the Indenture, the Custodian Agreement and the Note Purchase Agreement, dated May 10, 2012, by and among AmeriCredit Syndicated Warehouse Trust, as Issuer, AmeriCredit Funding Corp. XI, as a Seller, AmeriCredit Financial Services, Inc., as a Seller and as Servicer, Deutsche Bank AG, New York Branch, as Administrative Agent, Wells Fargo Bank, National Association, as Trustee, Backup Servicer and Trust Collateral Agent, the Purchasers that are party to the Note Purchase Agreement and the Agents that are party to the Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 11, 2012.
Incorporated by Reference

10.2
2011-A Servicing Supplement, dated January 31, 2011, by and among ACAR Leasing Ltd., AmeriCredit Financial Services, Inc., APGO Trust and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on February 4, 2011.
Incorporated by Reference

10.2.1
Indenture, dated January 31, 2011, by and among GMF Leasing Warehouse Trust, Wells Fargo Bank, National Association, AmeriCredit Financial Services, Inc., Deutsche Bank AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on February 4, 2011.
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
10.3
2011-A Servicing Supplement, dated July 15, 2011, by and among GM Financial Canada Leasing Ltd., FinanciaLinx Corporation, GMF Canada Leasing Trust, Deutsche Bank AG, Canada Branch, and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.3.1
Series 2011-A Indenture Supplement, dated July 15, 2011, by and among ComputerShare Trust Company of Canada, BNY Trust Company of Canada, Deutsche Bank AG, Canada Branch and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on July 21, 2011.
Incorporated by Reference

10.3.2
Note Purchase Agreement, dated July 15, 2011, by and among GMF Canada Leasing Trust, FinanciaLinx Corporation, GM Financial Canada Leasing Ltd., Deutsche Bank AG, Canada Branch, BMO Nesbitt Burns Inc. and BNY Trust Company of Canada, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on July 21, 2011.
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
Incorporated by Reference

10.4
Purchase and Sale Agreement, dated as of November 21, 2012, by and among Ally Financial Inc., General Motors Financial Company, Inc. and General Motors Company, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed on February 15, 2013.
Incorporated by Reference

10.5
Share Transfer Agreement, dated as of November 21, 2012, between Ally Financial Inc. and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on May 2, 2013.
Incorporated by Reference

10.6
Third Amended and Restated 3-Year Revolving Credit Agreement, dated as of April 18, 2018, by and among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 20, 2018.
Incorporated by Reference

10.7
Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 28, 2018, by and among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on April 20, 2018.
Incorporated by Reference

10.8
364-Day Revolving Credit Agreement, dated as of April 18, 2018, by and among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on April 20, 2018.
Incorporated by Reference

10.9
Amended and Restated Support Agreement, dated as of April 18, 2018, between General Motors Company and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on April 20, 2018.
Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS*	XBRL Instance Document	Filed Herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Filed Herewith
________________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

GENERAL MOTORS FINANCIAL COMPANY, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 6, 2019
Daniel E. Berce

/s/ SUSAN B. SHEFFIELD	Executive Vice President and Chief Financial Officer	February 6, 2019
Susan B. Sheffield

/s/ CONNIE COFFEY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2019
Connie Coffey

/s/ MARY T. BARRA	Director	February 6, 2019
Mary T. Barra

/s/ DHIVYA SURYADEVARA	Director	February 6, 2019
Dhivya Suryadevara