Form 10-Q
period 2019-03-31
General Motors Financial Company, Inc.
filed 2019-04-30
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 29, 2019, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$5,286	$4,883
Finance receivables, net (Note 3; Note 7 VIEs)	53,229	52,512
Leased vehicles, net (Note 4; Note 7 VIEs)	43,052	43,559
Goodwill	1,187	1,186
Equity in net assets of non-consolidated affiliates (Note 5)	1,429	1,355
Related party receivables (Note 2)	640	729
Other assets (Note 7 VIEs)	6,422	5,696
Total assets	$111,245	$109,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$41,625	$42,835
Unsecured debt (Note 6)	50,506	48,153
Deferred income	3,633	3,605
Related party payables (Note 2)	66	63
Other liabilities	3,431	3,605
Total liabilities	99,261	98,261
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,069	8,058
Accumulated other comprehensive loss	(1,024)	(1,066)
Retained earnings	4,939	4,667
Total shareholders' equity	11,984	11,659
Total liabilities and shareholders' equity	$111,245	$109,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Finance charge income	$987	$866
Leased vehicle income	2,509	2,447
Other income	124	98
Total revenue	3,620	3,411
Costs and expenses
Operating expenses	370	365
Leased vehicle expenses	1,814	1,787
Provision for loan losses (Note 3)	175	136
Interest expense	947	732
Total costs and expenses	3,306	3,020
Equity income (Note 5)	45	52
Income before income taxes	359	443
Income tax provision (Note 11)	88	74
Net income	271	369
Less: cumulative dividends on preferred stock	23	14
Net income attributable to common shareholder	$248	$355

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$271	$369
Other comprehensive income, net of tax (Note 10)
Unrealized (loss) gain on hedges, net of income tax (benefit) expense of $(5) and $1	(15)	1
Foreign currency translation adjustment, net of income tax expense (benefit) of $0 and $(1)	57	59
Other comprehensive income, net of tax	42	60
Comprehensive income	$313	$429
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at January 1, 2018	$—	$—	$7,525	$(768)	$3,537	$10,294
Adoption of accounting standards	—	—	—	—	40	40
Net income	—	—	—	—	369	369
Other comprehensive income	—	—	—	60	—	60
Stock based compensation	—	—	16	—	—	16
Dividends paid	—	—	—	—	(30)	(30)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2018	$—	$—	$7,541	$(708)	$3,915	$10,748

Balance at January 1, 2019	$—	$—	$8,058	$(1,066)	$4,667	$11,659
Net income	—	—	—	—	271	271
Other comprehensive income	—	—	—	42	—	42
Stock based compensation	—	—	11	—	—	11
Other	—	—	—	—	1	1
Balance at March 31, 2019	$—	$—	$8,069	$(1,024)	$4,939	$11,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net cash provided by operating activities	$2,143	$1,669
Cash flows from investing activities
Purchases of retail finance receivables, net	(7,222)	(5,073)
Principal collections and recoveries on retail finance receivables	5,990	3,576
Net collections of commercial finance receivables	380	32
Purchases of leased vehicles, net	(3,747)	(4,496)
Proceeds from termination of leased vehicles	3,059	2,379
Other investing activities	(16)	(20)
Net cash used in investing activities	(1,556)	(3,602)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	479	23
Borrowings and issuances of secured debt	6,530	5,602
Payments on secured debt	(7,789)	(6,166)
Borrowings and issuances of unsecured debt	4,544	3,861
Payments on unsecured debt	(2,893)	(486)
Debt issuance costs	(34)	(40)
Dividends paid	(46)	(30)
Net cash provided by financing activities	791	2,764
Net increase in cash, cash equivalents and restricted cash	1,378	831
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	8	8
Cash, cash equivalents and restricted cash at beginning of period	7,443	6,567
Cash, cash equivalents and restricted cash at end of period	$8,829	$7,406
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2019
Cash and cash equivalents	$5,286
Restricted cash included in other assets	3,543
Total	$8,829
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
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (SEC) on February 6, 2019 (2018 Form 10–K). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2018 was derived from audited annual financial statements.
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
Recently Adopted Accounting Standards
Effective January 1, 2019, we adopted ASU 2016-02, "Leases" (ASU 2016-02) using the optional transition method, resulting in the recognition of right of use assets for $129 million, included in other assets, and lease obligations for $144 million, included in other liabilities on our condensed consolidated balance sheet related to our existing operating leases at January 1, 2019. We elected to apply the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward our historical lease classification. The accounting for finance leases and leases where we are lessor remained substantially unchanged. The application of ASU 2016-02 had no impact on our condensed consolidated statement of income or condensed consolidated statement of cash flows.
The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year as of December 31, 2018:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Minimum commitments	$27	$26	$25	$23	$19	$47	$167
Refer to Note 9 for information on our operating leases as of March 31, 2019.
As lessor, we have investments in leased vehicles recorded as operating leases. Leased vehicles consist of automobiles leased to customers and are carried at amortized cost less unearned manufacturer subvention payments, which are received up front. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement to the estimated residual value. Manufacturer subvention is earned on a straight-line basis as a reduction to depreciation expense.
The lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled lease maturity date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased. Since the lessee is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the value of the vehicle is lower than the residual value estimated at inception of the lease.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We estimate the expected residual value based on third party data which considers various data points and assumptions including recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices. Changes in the expected residual value result in increased or decreased depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds. Under the accounting for impairment or disposal of long-lived assets, vehicles on operating leases are evaluated by asset group for impairment. We aggregate leased vehicles into asset groups based on make, year and model. When asset group indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased assets at the end of the lease, are less than the book value of the lease asset group, an immediate impairment write-down is recognized if the difference is deemed not recoverable.
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
We purchase certain program vehicles from GM subsidiaries. We simultaneously lease these vehicles to those subsidiaries for use primarily in their vehicle-sharing arrangements. We account for these leases as direct-finance leases, sales-type leases or loans depending on the origin of the asset, all of which are included in our finance receivables, net.
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the three months ended March 31, 2019, we purchased $194 million of these receivables from GM, which are included in our finance receivables, net.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	March 31, 2019	December 31, 2018
Commercial finance receivables, net due from dealers consolidated by GM(a)	$430	$445
Finance receivables from GM subsidiaries(a)	$121	$134
Subvention receivable(b)	$639	$727
Commercial loan funding payable(c)	$57	$61

	Three Months Ended March 31,
Income Statement Data	2019	2018
Interest subvention earned on retail finance receivables(d)	$131	$112
Interest subvention earned on commercial finance receivables(d)	$17	$18
Leased vehicle subvention earned(e)	$835	$798
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables. We received subvention payments from GM of $1.1 billion and $0.6 billion for the three months ended March 31, 2019 and 2018.

(c)	Included in related party payables.

(d)	Included in finance charge income.

(e)	Included as a reduction to leased vehicle expenses.
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
In April 2019, GM renewed the 364-day, $2.0 billion facility (the GM Revolving 364-Day Credit Facility) for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At March 31, 2019, we had no amounts borrowed under any of the GM facilities.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At March 31, 2019 and December 31, 2018, there are no related party taxes payable to GM.
Note 3. Finance Receivables

	March 31, 2019	December 31, 2018
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$39,452	$38,354
Retail finance receivables, individually evaluated for impairment, net of fees	2,333	2,348
Total retail finance receivables, net of fees(a)	41,785	40,702
Less: allowance for loan losses - collective	(538)	(523)
Less: allowance for loan losses - specific	(324)	(321)
Total retail finance receivables, net	40,923	39,858
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	12,334	12,680
Commercial finance receivables, individually evaluated for impairment, net of fees	34	41
Total commercial finance receivables, net of fees(b)	12,368	12,721
Less: allowance for loan losses - collective	(60)	(63)
Less: allowance for loan losses - specific	(2)	(4)
Total commercial finance receivables, net	12,306	12,654
Total finance receivables, net	$53,229	$52,512
Fair value utilizing Level 2 inputs	$12,306	$12,654
Fair value utilizing Level 3 inputs	$40,951	$39,564
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $29 million and $53 million at March 31, 2019 and December 31, 2018.
(b) Net of dealer cash management balances of $1,083 million and $922 million at March 31, 2019 and December 31, 2018.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2019	2018
Allowance for retail loan losses beginning balance	$844	$889
Provision for loan losses	178	135
Charge-offs	(307)	(295)
Recoveries	145	123
Foreign currency translation	2	6
Allowance for retail loan losses ending balance	$862	$858

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. We review the credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables, which is not significantly different than the recorded investment for such receivables:

	March 31, 2019		March 31, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,048	2.5%	$1,265	3.7%
Greater than 60 days	412	1.0	605	1.7
Total finance receivables more than 30 days delinquent	1,460	3.5	1,870	5.4
In repossession	47	0.1	53	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,507	3.6%	$1,923	5.6%
At March 31, 2019 and December 31, 2018, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $745 million and $888 million.
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
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	March 31, 2019	December 31, 2018
Outstanding recorded investment	$2,333	$2,348
Less: allowance for loan losses	(324)	(321)
Outstanding recorded investment, net of allowance	$2,009	$2,027
Unpaid principal balance	$2,364	$2,379
Additional information about loans classified as TDRs is presented below:

	Three Months Ended March 31,
	2019	2018
Average outstanding recorded investment	$2,341	$2,214
Finance charge income recognized	$68	$64
Number of loans classified as TDRs during the period	16,532	13,336
Recorded investment of loans classified as TDRs during the period	$308	$251
The unpaid principal balance, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR was insignificant for the three months ended March 31, 2019 and 2018.
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

			March 31, 2019		December 31, 2018
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$2,075	16.8%	$2,192	17.2%
Group II	-	Dealers with strong financial metrics	4,897	39.6	4,500	35.4
Group III	-	Dealers with fair financial metrics	3,737	30.2	4,292	33.7
Group IV	-	Dealers with weak financial metrics	1,167	9.4	1,205	9.5
Group V	-	Dealers warranting special mention due to elevated risks	423	3.4	449	3.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	69	0.6	83	0.7
Balance at end of period			$12,368	100.0%	$12,721	100.0%
At March 31, 2019 and December 31, 2018, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2019 and 2018.
Note 4. Leased Vehicles

	March 31, 2019	December 31, 2018
Leased vehicles	$64,585	$64,928
Manufacturer subvention	(9,925)	(9,934)
Net capitalized cost	54,660	54,994
Less: accumulated depreciation	(11,608)	(11,435)
Leased vehicles, net	$43,052	$43,559
The following table summarizes lease payments due to us as lessor under operating leases at March 31, 2019:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Total
Lease payments under operating leases	$5,220	$4,740	$2,143	$306	$15	$12,424
Note 5. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
There have been no significant ownership changes in our joint ventures since December 31, 2018. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2019	2018
Finance charge income	$350	$307
Provision for loan losses	$6	$3
Interest expense	$152	$124
Income before income taxes	$170	$198
Net income	$127	$148
At March 31, 2019 and December 31, 2018, we had undistributed earnings of $543 million and $498 million related to our non-consolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Debt

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,305	$2,311	$3,410	$3,413
Securitization notes payable	39,320	39,427	39,425	39,422
Total secured debt	41,625	41,738	42,835	42,835
Unsecured debt
Senior notes	44,890	45,249	42,611	42,015
Credit facilities	1,869	1,865	2,157	2,151
Other unsecured debt	3,747	3,752	3,385	3,390
Total unsecured debt	50,506	50,866	48,153	47,556
Total secured and unsecured debt	$92,131	$92,604	$90,988	$90,391
Fair value utilizing Level 2 inputs		$90,615		$88,305
Fair value utilizing Level 3 inputs		$1,989		$2,086
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further discussion.
During the three months ended March 31, 2019, we entered into new credit facilities or renewed credit facilities with a total net additional borrowing capacity of $75 million, and we issued $4.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 3.16% and legal final maturity dates ranging from 2023 to 2025.
Unsecured Debt During the three months ended March 31, 2019, we issued $3.9 billion in aggregate principal amount of senior notes with a weighted average interest rate of 4.22% and maturity dates ranging from 2021 to 2029.
In April 2019, we issued $1.3 billion in senior notes with an interest rate of 3.55% due in 2022.
The principal amount outstanding of our commercial paper in the U.S. was $1.5 billion and $1.2 billion at March 31, 2019 and December 31, 2018.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2019, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2019	December 31, 2018
Restricted cash(a)	$2,682	$2,380
Finance receivables, net of fees	$32,065	$32,626
Lease related assets	$20,313	$21,781
Secured debt	$41,355	$42,504
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate risk, primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.
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

	March 31, 2019			December 31, 2018
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$13,039	$135	$127	$9,533	$42	$231
Foreign currency swaps	1,797	18	72	1,829	37	60
Cash flow hedges
Interest rate swaps	599	4	—	768	8	—
Foreign currency swaps	3,298	35	96	2,075	43	58
Derivatives not designated as hedges
Interest rate contracts	96,296	233	428	99,666	372	520
Total(b)	$115,029	$425	$723	$113,871	$502	$869
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

(b)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2019 and December 31, 2018, the fair value of assets and liabilities available for offset was $283 million and $320 million. At March 31, 2019 and December 31, 2018, we held $42 million and $30 million and posted $284 million and $451 million of collateral available for netting.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Unsecured debt	$20,200	$17,923	$281	$459
 _________________

(a)	Includes $228 million and $247 million at March 31, 2019 and December 31, 2018 of adjustments remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Income (Losses) Recognized In Income
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(210)	$—	$208	$—
Interest rate swaps	181	—	(210)	—
Hedged items - foreign currency swaps	—	32	—	—
Foreign currency swaps	(16)	(31)	—	—
Cash flow hedges
Interest rate swaps	3	—	4	—
Foreign currency swaps	(18)	(33)	(9)	24
Derivatives not designated as hedges
Interest rate contracts	(5)	—	6	—
Foreign currency swaps	—	—	(7)	22
Total	$(65)	$(32)	$(8)	$46
_________________

(a)	Total interest expense was $947 million and $732 million for the three months ended March 31, 2019 and 2018.

(b)
Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expense was $370 million and $365 million for the three months ended March 31, 2019 and 2018.

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
	2019	2018
Fair value hedges
Foreign currency swaps	$(11)	$—
Cash flow hedges
Interest rate contracts	—	4
Foreign currency contracts	(52)	18
Total	$(63)	$22

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended March 31,
	2019	2018
Fair value hedges
Foreign currency swaps	$11	$—
Cash flow hedges
Interest rate contracts	(2)	(3)
Foreign currency contracts	39	(18)
Total	$48	$(21)
_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.

(b)	During the next twelve months, we estimate $5 million will be reclassified into pretax earnings from derivatives designated for hedge accounting.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Commitments and Contingencies
Operating Leases Our portfolio of leases consists primarily of real estate office space. Certain leases contain escalation clauses and renewal options, and generally our leases have no residual value guarantees or material covenants. We exclude from our balance sheet leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Rent expense under operating leases was $5 million for the three months ended March 31, 2019. At March 31, 2019, operating lease right of use assets, included in other assets, were $123 million and operating lease liabilities, included in other liabilities, were $138 million. As of March 31, 2019, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $20 million for the nine months ended December 31, 2019 and $26 million, $26 million, $24 million, $19 million and $46 million for the years 2020, 2021, 2022, 2023 and thereafter. The weighted average discount rate is 4.8% and the weighted average remaining lease term is 6.6 years as of March 31, 2019. Imputed interest for operating leases and variable lease costs were insignificant for the three months ended March 31, 2019.
Guarantees of Indebtedness At March 31, 2019 and December 31, 2018, we guaranteed approximately $1.1 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement with BNP Paribas in connection with the sale of certain of our European Operations, BNP Paribas will reimburse us for any amount that we may pay under any such guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2019, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $66 million, and have accrued $23 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $13 million as of March 31, 2019.
Note 10. Shareholders' Equity

	March 31, 2019	December 31, 2018
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2019	December 31, 2018
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
During the three months ended March 31, 2019, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $17 million to holders of record of our Series B Preferred Stock. During the three months ended March 31, 2018, we paid dividends of $30 million to holders of record of our Series A Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2019	2018
Unrealized (loss) gain on hedges
Beginning balance	$9	$16
Change in value of hedges, net of tax	(15)	1
Ending balance	(6)	17
Defined benefit plans
Beginning balance	1	1
Unrealized gain on subsidiary pension, net of tax	—	—
Ending balance	1	1
Foreign currency translation adjustment
Beginning balance	(1,076)	(785)
Translation gain, net of tax	57	59
Ending balance	(1,019)	(726)
Total accumulated other comprehensive loss	$(1,024)	$(708)
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
During the three months ended March 31, 2019 and 2018, income tax expense of $88 million and $74 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended March 31, 2019
	North America	International	Total
Total revenue	$3,306	$314	$3,620
Operating expenses	276	94	370
Leased vehicle expenses	1,803	11	1,814
Provision for loan losses	139	36	175
Interest expense	823	124	947
Equity income	—	45	45
Income before income taxes	$265	$94	$359

	Three Months Ended March 31, 2018
	North America	International	Total
Total revenue	$3,085	$326	$3,411
Operating expenses	271	94	365
Leased vehicle expenses	1,778	9	1,787
Provision for loan losses	97	39	136
Interest expense	597	135	732
Equity income	—	52	52
Income before income taxes	$342	$101	$443

	March 31, 2019			December 31, 2018
	North America	International	Total	North America	International	Total
Finance receivables, net	$46,608	$6,621	$53,229	$45,711	$6,801	$52,512
Leased vehicles, net	$42,887	$165	$43,052	$43,396	$163	$43,559
Total assets	$101,824	$9,421	$111,245	$100,176	$9,744	$109,920
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.5 billion and $7.9 billion at March 31, 2019 and December 31, 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2018 Form 10-K for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Results of Operations
Earnings before taxes for the three months ended March 31, 2019 decreased to $359 million from $443 million for the three months ended March 31, 2018 due primarily to the following:

•
Retail finance charge income increased $74 million due primarily to an increase in the average balance of the consumer finance receivables portfolio, partially offset by a decrease in effective yield as the portfolio shifts to lower yielding prime loan assets.

•	Commercial finance charge income increased $47 million due to an increase in the average balance of the commercial finance receivables portfolio as well as increased interest rates on the portfolio.

•
Leased vehicle income net of leased vehicle expenses increased $35 million due to growth in the lease portfolio and increased volume of lease terminations, partially offset by decreased gains on terminated leased vehicles sold at auction.

•	Interest expense increased $97 million due to an increase in the average balance of debt outstanding, and $118 million due to an increase in the effective rate of interest on debt.
Return on average equity is widely used to measure earnings in relation to invested capital. Our return on average equity was 12.9% for the four quarters ended March 31, 2019 and 2018.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 15.6% for the four quarters ended March 31, 2019 from 15.3% for the four quarters ended March 31, 2018.
The following table presents our reconciliation of return on average tangible common equity to return on average equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2019	March 31, 2018
Net income attributable to common shareholder	$1,397	$798
Plus: loss from discontinued operations, net of tax	—	447
Net income from continuing operations attributable to common shareholder	1,397	1,245

Average equity	11,395	9,866
Less: average preferred equity	1,250	530
Average common equity	10,145	9,336
Less: average goodwill	1,189	1,199
Average tangible common equity	$8,956	$8,137

Return on average equity	12.9%	12.9%
Return on average tangible common equity	15.6%	15.3%

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Average Earning Assets	Three Months Ended March 31,		2019 vs. 2018 Change
	2019	2018	Amount	Percentage
Average retail finance receivables	$41,591	$33,471	$8,120	24.3%
Average commercial finance receivables	12,167	10,068	2,099	20.8%
Average finance receivables	53,758	43,539	10,219	23.5%
Average leased vehicles, net	43,394	43,177	217	0.5%
Average earning assets	$97,152	$86,716	$10,436	12.0%

Retail finance receivables purchased	$7,162	$5,078	$2,084	41.0%
Leased vehicles purchased	$5,210	$5,712	$(502)	(8.8)%
Average retail finance receivables increased due to a higher volume of new loan originations in excess of principal collections and payoffs. Our retail penetration of GM's retail sales in the U.S. increased to 52.8% for the three months ended March 31, 2019 from 44.5% for the three months ended March 31, 2018 due primarily to further alignment with GM and greater dealer engagement. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. Leased vehicles purchased during the three months ended March 31, 2019 decreased primarily as a result of a change in GM's retail sales mix.

Revenue	Three Months Ended March 31,		2019 vs. 2018 Change
	2019	2018	Amount	Percentage
Finance charge income
Retail finance receivables	$816	$742	$74	10.0%
Commercial finance receivables	$171	$124	$47	37.9%
Leased vehicle income	$2,509	$2,447	$62	2.5%
Other income	$124	$98	$26	26.5%
Equity income	$45	$52	$(7)	(13.5)%
Effective yield - retail finance receivables	8.0%	9.0%
Effective yield - commercial finance receivables	5.7%	5.0%
Finance charge income on retail finance receivables increased due to growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased due primarily to increased lending to borrowers with prime credit. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance charge income on commercial finance receivables increased due to growth in the portfolio, including an increase in the number of dealers in our floorplan program, and an increase in the effective yield resulting from rising benchmark interest rates.
The increase in other income is primarily due to an increase in investment income due to rising benchmark interest rates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Three Months Ended March 31,		2019 vs. 2018 Change
	2019	2018	Amount	Percentage
Operating expenses	$370	$365	$5	1.4%
Leased vehicle expenses	$1,814	$1,787	$27	1.5%
Provision for loan losses	$175	$136	$39	28.7%
Interest expense	$947	$732	$215	29.4%
Average debt outstanding	$92,321	$81,525	$10,796	13.2%
Effective rate of interest on debt	4.2%	3.6%
Operating Expenses Operating expenses as an annualized percentage of average earning assets decreased to 1.5% for the three months ended March 31, 2019 from 1.7% for the three months ended March 31, 2018, due primarily to efficiency gains achieved through higher earning asset levels.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses increased to 1.7% for the three months ended March 31, 2019 from 1.6% for the three months ended March 31, 2018, due primarily to an adjustment recorded in the three months ended March 31, 2018 for a decrease in the loss confirmation period, resulting from a shift in the credit mix of the portfolio to a larger percentage of prime loans.
Interest Expense Interest expense increased due to an increase in the average debt outstanding resulting from growth in the loan and lease portfolios as well as a higher effective rate of interest on our debt.
Taxes Our consolidated effective income tax rate was 28.0% and 18.9% of income before income taxes and equity income for the three months ended March 31, 2019 and 2018. The increase in the effective income tax rate is due primarily to a reduction in our electrical vehicle tax credit and a new inclusion for global intangible low-taxed income (GILTI) that imposes U.S. tax on certain foreign earnings in excess of a deemed return on tangible depreciable assets.
Other Comprehensive Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income were $57 million and $59 million for the three months ended March 31, 2019 and 2018. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies, particularly the Canadian Dollar and the Chinese Yuan Renminbi.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Earning Asset Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$25,452	60.9%	$24,434	60.0%
Near-prime - FICO Score 620 to 679	6,324	15.1	6,144	15.1
Sub-prime - FICO Score less than 620	10,009	24.0	10,124	24.9
Retail finance receivables, net of fees	41,785	100.0%	40,702	100.0%
Less: allowance for loan losses	(862)		(844)
Retail finance receivables, net	$40,923		$39,858
Number of outstanding contracts	2,651,794		2,607,703
Average amount of outstanding contracts (in dollars)(a)	$15,757		$15,608
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.1%		2.1%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	March 31, 2019		March 31, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,048	2.5%	$1,265	3.7%
Greater than 60 days	412	1.0	605	1.7
Total finance receivables more than 30 days delinquent	1,460	3.5	1,870	5.4
In repossession	47	0.1	53	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,507	3.6%	$1,923	5.6%
Delinquency continues to improve due primarily to the continued shift in credit mix to prime credit. In addition, delinquency at March 31, 2018 was elevated due to operational constraints resulting from the conversion of our loan servicing system at the beginning of calendar 2018.
TDRs Refer to Note 3 to our condensed consolidated financial statements for further discussion of TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2019	2018
Charge-offs	$307	$295
Less: recoveries	(145)	(123)
Net charge-offs	$162	$172
Net charge-offs as an annualized percentage of average retail finance receivables	1.6%	2.1%
Net charge-offs as an annualized percentage of average retail finance receivables decreased during the three months ended March 31, 2019 from the corresponding period in 2018, due primarily to the shift in the portfolio toward prime credit quality.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	March 31, 2019	December 31, 2018
Commercial finance receivables, net of fees	$12,368	$12,721
Less: allowance for loan losses	(62)	(67)
Commercial finance receivables, net	$12,306	$12,654
Number of dealers	1,773	1,750
Average carrying amount per dealer	$7	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.5%	0.5%
There were insignificant charge-offs of commercial finance receivables during the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At March 31, 2019 and 2018, 99.1% and 98.8% of our operating leases were current with respect to payment status.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2019			December 31, 2018
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Cars	$4,567	347	20.5%	$4,884	379	22.3%
Trucks	7,134	290	17.2	7,299	296	17.4
Crossovers	15,457	939	55.7	15,057	917	53.8
SUVs	4,074	111	6.6	4,160	111	6.5
Total	$31,232	1,687	100.0%	$31,400	1,703	100.0%
Used vehicle prices for the three months ended March 31, 2019 decreased slightly compared to the same period in 2018. We expect used vehicle prices to decrease between 4% and 5% in 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles as well as increases in our off-lease vehicles.
The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating leases originated	138	149
Operating leases terminated	155	124
Operating lease vehicles returned(a)	117	94
Percentage of lease vehicles returned(b)	75%	76%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
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
Cash Flow During the three months ended March 31, 2019, net cash provided by operating activities increased due primarily to an increase in finance charge income and leased vehicle income, partially offset by increased interest expense.
During the three months ended March 31, 2019, net cash used in investing activities decreased due to increased collections and recoveries on retail finance receivables of $2.4 billion, an increase in proceeds received on terminated leases of $0.7 billion, a decrease in purchases of leased vehicles of $0.7 billion, and an increase in collections of commercial finance receivables of $0.4 billion, partially offset by an increase in purchases of retail finance receivables of $2.1 billion.
During the three months ended March 31, 2019, net cash provided by financing activities decreased due primarily to an increase in payments, net of borrowings of $2.0 billion.

Liquidity	March 31, 2019	December 31, 2018
Cash and cash equivalents(a)	$5,286	$4,883
Borrowing capacity on unpledged eligible assets	19,715	18,048
Borrowing capacity on committed unsecured lines of credit	342	290
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$28,343	$26,221
_________________

(a)
Includes $314 million and $503 million in unrestricted cash outside of the U.S. at March 31, 2019 and December 31, 2018. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the three months ended March 31, 2019, available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured revolving credit facilities, resulting from the issuance of securitizations and unsecured debt.
The Support Agreement provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. In April 2019, GM renewed the 364-day, $2.0 billion facility (the GM Revolving 364-Day Credit Facility) for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At March 31, 2019, we had no borrowings outstanding under any of these facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At March 31, 2019, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,539	$2,038
Revolving commercial asset-secured facilities(b)	3,974	267
Total secured	26,513	2,305
Unsecured committed facilities	439	97
Unsecured uncommitted facilities(c)	1,772	1,772
Total unsecured	2,211	1,869
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,724	$4,174
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $128 million in advances outstanding and $681 million in unused borrowing capacity on these facilities at March 31, 2019.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.5 billion in unused borrowing capacity on these facilities at March 31, 2019.

Refer to Note 7 - "Debt" to our consolidated financial statements in our 2018 Form 10-K for further discussion of the terms of our revolving credit facilities.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At March 31, 2019
2014	March 2022			$1,950	$176
2015	January 2021	-	December 2023	$5,297	786
2016	May 2019	-	September 2024	$11,104	3,569
2017	August 2019	-	May 2025	$22,394	12,233
2018	June 2020	-	September 2026	$23,005	18,233
2019	April 2023	-	March 2025	$4,644	4,394
Total active securitizations					39,391
Debt issuance costs					(71)
Total					$39,320
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also variable interest entities that meet the requirements to be consolidated in our financial statements. Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2019, the aggregate principal amount of our outstanding unsecured senior notes was $45.3 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At March 31, 2019, we had $3.7 billion of this type of unsecured debt outstanding.
Support Agreement At March 31, 2019 and December 31, 2018, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.76x and 9.05x, and the applicable leverage ratio threshold was 11.50x.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2018 Form 10-K. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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

•
adverse determinations with respect to the application of existing laws, or the results of any audits from tax authorities, as well as changes in tax laws and regulations, supervision, enforcement and licensing across various jurisdictions;

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

•
our ability to secure private customer and employee data or our proprietary information, manage risks related to security breaches and other disruptions to our networks and systems and comply with enterprise data regulations in all key market regions; and

•	changes in business strategy, including expansion of product lines and credit risk appetite, acquisitions and divestitures.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2018. Refer to Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our 2018 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported

GENERAL MOTORS FINANCIAL COMPANY, INC.

within the specified time periods and accumulated and communicated to our management, including our principal executive officer (CEO) and principal financial officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to certain legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in our 2018 Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

4.1
Thirty–Fourth Supplemental Indenture, dated January 17, 2019, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 5.100% Senior Notes due 2024 and the 5.650% Senior Notes due 2029, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8–K, filed on January 17, 2019.
Incorporated by Reference

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

General Motors Financial Company, Inc.
(Registrant)

Date:	April 30, 2019	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer