Form 10-Q
period 2019-06-30
General Motors Financial Company, Inc.
filed 2019-08-01
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(817) 302-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each Exchange on which registered
5.250% Senior Notes due 2026	GM/26	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 31, 2019, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$3,594	$4,883
Finance receivables, net (Note 3; Note 7 VIEs)	54,788	52,512
Leased vehicles, net (Note 4; Note 7 VIEs)	42,938	43,559
Goodwill	1,188	1,186
Equity in net assets of non-consolidated affiliates (Note 5)	1,446	1,355
Related party receivables (Note 2)	710	729
Other assets (Note 7 VIEs)	6,162	5,696
Total assets	$110,826	$109,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$41,047	$42,835
Unsecured debt (Note 6)	50,067	48,153
Deferred income	3,695	3,605
Related party payables (Note 2)	71	63
Other liabilities	3,561	3,605
Total liabilities	98,441	98,261
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,077	8,058
Accumulated other comprehensive loss	(1,034)	(1,066)
Retained earnings	5,342	4,667
Total shareholders' equity	12,385	11,659
Total liabilities and shareholders' equity	$110,826	$109,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Finance charge income	$1,008	$884	$1,995	$1,750
Leased vehicle income	2,512	2,497	5,021	4,944
Other income	119	107	243	205
Total revenue	3,639	3,488	7,259	6,899
Costs and expenses
Operating expenses	377	382	747	747
Leased vehicle expenses	1,637	1,684	3,451	3,471
Provision for loan losses (Note 3)	179	128	354	264
Interest expense	952	803	1,899	1,535
Total costs and expenses	3,145	2,997	6,451	6,017
Equity income (Note 5)	42	45	87	97
Income before income taxes	536	536	895	979
Income tax provision (Note 11)	133	94	221	168
Net income	403	442	674	811
Less: cumulative dividends on preferred stock	22	15	45	29
Net income attributable to common shareholder	$381	$427	$629	$782

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$403	$442	$674	$811
Other comprehensive (loss) income, net of tax (Note 10)
Unrealized (loss) gain on hedges, net of income tax benefit of $6, $1, $11 and $1	(18)	17	(33)	18
Foreign currency translation adjustment, net of income tax expense (benefit) of $0, $0, $0 and $(1)	8	(245)	65	(186)
Other comprehensive (loss) income, net of tax	(10)	(228)	32	(168)
Comprehensive income	$393	$214	$706	$643
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at January 1, 2018	$—	$—	$7,525	$(768)	$3,537	$10,294
Adoption of accounting standards	—	—	—	—	40	40
Net income	—	—	—	—	369	369
Other comprehensive income	—	—	—	60	—	60
Stock based compensation	—	—	16	—	—	16
Dividends paid	—	—	—	—	(30)	(30)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2018	—	—	7,541	(708)	3,915	10,748
Net income	—	—	—	—	442	442
Other comprehensive loss	—	—	—	(228)	—	(228)
Stock based compensation	—	—	13	—	—	13
Other	—	—	—	—	1	1
Balance at June 30, 2018	$—	$—	$7,554	$(936)	$4,358	$10,976

Balance at January 1, 2019	$—	$—	$8,058	$(1,066)	$4,667	$11,659
Net income	—	—	—	—	271	271
Other comprehensive income	—	—	—	42	—	42
Stock based compensation	—	—	11	—	—	11
Other	—	—	—	—	1	1
Balance at March 31, 2019	—	—	8,069	(1,024)	4,939	11,984
Net income	—	—	—	—	403	403
Other comprehensive loss	—	—	—	(10)	—	(10)
Stock based compensation	—	—	8	—	—	8
Balance at June 30, 2019	$—	$—	$8,077	$(1,034)	$5,342	$12,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net cash provided by operating activities	$4,293	$3,565
Cash flows from investing activities
Purchases of retail finance receivables, net	(14,450)	(11,119)
Principal collections and recoveries on retail finance receivables	12,096	7,593
Net funding of commercial finance receivables	(220)	(516)
Purchases of leased vehicles, net	(8,189)	(9,122)
Proceeds from termination of leased vehicles	6,444	5,303
Other investing activities	(30)	(34)
Net cash used in investing activities	(4,349)	(7,895)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	243	695
Borrowings and issuances of secured debt	12,857	12,405
Payments on secured debt	(14,743)	(13,135)
Borrowings and issuances of unsecured debt	6,668	8,431
Payments on unsecured debt	(5,659)	(3,783)
Debt issuance costs	(78)	(92)
Dividends paid	(46)	(30)
Net cash (used in) provided by financing activities	(758)	4,491
Net (decrease) increase in cash, cash equivalents and restricted cash	(814)	161
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	22	(60)
Cash, cash equivalents and restricted cash at beginning of period	7,443	6,567
Cash, cash equivalents and restricted cash at end of period	$6,651	$6,668
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

June 30, 2019
Cash and cash equivalents	$3,594
Restricted cash included in other assets	3,057
Total	$6,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including certain special purpose entities (SPEs) utilized in secured financing transactions, which are considered variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation.
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
The condensed consolidated financial statements at June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2018 was derived from audited annual financial statements.
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
Recently Adopted Accounting Standards Effective January 1, 2019, we adopted ASU 2016-02, "Leases" (ASU 2016-02) using the optional transition method, resulting in the recognition of right of use assets of $129 million, included in other assets, and lease obligations of $144 million, included in other liabilities on our condensed consolidated balance sheet related to our existing operating leases at January 1, 2019. We elected to apply the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward our historical lease classification. The accounting for finance leases and leases where we are lessor remained substantially unchanged. The application of ASU 2016-02 had no impact on our condensed consolidated statement of income or condensed consolidated statement of cash flows.
The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year as of December 31, 2018:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Minimum commitments	$27	$26	$25	$23	$19	$47	$167
Refer to Note 9 for information on our operating leases as of June 30, 2019.
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
Generally, the lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled lease maturity date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased. Since the lessee is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the value of the vehicle is lower than the residual value estimated at inception of the lease.
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
Accounting Standards Not Yet Adopted In June 2016 the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. We plan to adopt ASU 2016-13 on January 1, 2020 on a modified retrospective basis, which will result in an increase to our allowance for credit losses and a decrease to retained earnings as of the adoption date.
We are currently testing and refining our risk forecasting models, assumption review processes, corporate governance controls and accounting and financial reporting for our implementation of this standard. Estimated credit losses under CECL will consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount, resulting in recognition of lifetime expected credit losses upon loan origination. We expect that our allowance for credit losses will increase under CECL, though the amount of the increase is heavily dependent on the volume, credit mix and seasoning of our loan portfolio.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans.
We purchase certain program vehicles from GM subsidiaries. We simultaneously lease these vehicles to those subsidiaries for use primarily in their vehicle-sharing arrangements. We account for these leases as direct-finance leases, sales-type leases or loans depending on the origin of the asset, all of which are included in our finance receivables, net.
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the six months ended June 30, 2019 and 2018, we purchased $442 million and $280 million of these receivables from GM, which are included in our finance receivables, net.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present related party transactions:

Balance Sheet Data	June 30, 2019	December 31, 2018
Commercial finance receivables, net due from dealers consolidated by GM(a)	$491	$445
Finance receivables from GM subsidiaries(a)	$108	$134
Subvention receivable(b)	$705	$727
Commercial loan funding payable(c)	$66	$61

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2019	2018	2019	2018
Interest subvention earned on retail finance receivables(d)	$133	$122	$264	$234
Interest subvention earned on commercial finance receivables(d)	$14	$15	$31	$33
Leased vehicle subvention earned(e)	$818	$813	$1,653	$1,611
_________________

(a)	Included in finance receivables, net.

(b)
Included in related party receivables. We received subvention payments from GM of $0.9 billion and $1.1 billion for the three months ended June 30, 2019 and 2018 and $2.0 billion and $1.7 billion for the six months ended June 30, 2019 and 2018.

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
In April 2019, GM renewed the 364-day, $2.0 billion facility (the GM Revolving 364-Day Credit Facility) for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At June 30, 2019, we had no amounts borrowed under any of the GM facilities.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At June 30, 2019 and December 31, 2018, there are no related party taxes payable to GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	June 30, 2019	December 31, 2018
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$40,345	$38,354
Retail finance receivables, individually evaluated for impairment, net of fees	2,354	2,348
Total retail finance receivables, net of fees(a)	42,699	40,702
Less: allowance for loan losses - collective	(540)	(523)
Less: allowance for loan losses - specific	(341)	(321)
Total retail finance receivables, net	41,818	39,858
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	12,997	12,680
Commercial finance receivables, individually evaluated for impairment, net of fees	49	41
Total commercial finance receivables, net of fees(b)	13,046	12,721
Less: allowance for loan losses - collective	(65)	(63)
Less: allowance for loan losses - specific	(11)	(4)
Total commercial finance receivables, net	12,970	12,654
Total finance receivables, net	$54,788	$52,512
Fair value utilizing Level 2 inputs	$12,970	$12,654
Fair value utilizing Level 3 inputs	$42,158	$39,564
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $44 million and $53 million at June 30, 2019 and December 31, 2018.
(b) Net of dealer cash management balances of $1.1 billion and $922 million at June 30, 2019 and December 31, 2018.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for retail loan losses beginning balance	$862	$858	$844	$889
Provision for loan losses	165	123	343	258
Charge-offs	(279)	(298)	(586)	(593)
Recoveries	132	145	277	268
Foreign currency translation	1	(13)	3	(7)
Allowance for retail loan losses ending balance	$881	$815	$881	$815

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

	June 30, 2019		June 30, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,083	2.5%	$1,178	3.3%
Greater than 60 days	498	1.2	462	1.3
Total finance receivables more than 30 days delinquent	1,581	3.7	1,640	4.6
In repossession	48	0.1	57	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,629	3.8%	$1,697	4.7%
At June 30, 2019 and December 31, 2018, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $838 million and $888 million.
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
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	June 30, 2019	December 31, 2018
Outstanding recorded investment	$2,354	$2,348
Less: allowance for loan losses	(341)	(321)
Outstanding recorded investment, net of allowance	$2,013	$2,027
Unpaid principal balance	$2,382	$2,379
Additional information about loans classified as TDRs is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average outstanding recorded investment	$2,344	$2,238	$2,351	$2,253
Finance charge income recognized	$63	$62	$131	$126
Number of loans classified as TDRs during the period	17,407	19,662	33,939	33,096
Recorded investment of loans classified as TDRs during the period	$318	$360	$626	$613
The unpaid principal balance, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR was insignificant for the three and six months ended June 30, 2019 and 2018.

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

			June 30, 2019		December 31, 2018
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,939	14.9%	$2,192	17.2%
Group II	-	Dealers with strong financial metrics	5,241	40.2	4,500	35.4
Group III	-	Dealers with fair financial metrics	4,108	31.5	4,292	33.7
Group IV	-	Dealers with weak financial metrics	1,229	9.4	1,205	9.5
Group V	-	Dealers warranting special mention due to elevated risks	419	3.2	449	3.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	110	0.8	83	0.7
Balance at end of period			$13,046	100.0%	$12,721	100.0%
At June 30, 2019 and December 31, 2018, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2019 and 2018.
Note 4. Leased Vehicles

	June 30, 2019	December 31, 2018
Leased vehicles	$64,361	$64,928
Manufacturer subvention	(9,896)	(9,934)
Net capitalized cost	54,465	54,994
Less: accumulated depreciation	(11,527)	(11,435)
Leased vehicles, net	$42,938	$43,559
The following table summarizes lease payments due to us as lessor under operating leases at June 30, 2019:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Lease payments under operating leases	$3,610	$5,396	$2,817	$629	$40	$1	$12,493
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
There have been no significant ownership changes in our joint ventures since December 31, 2018. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Operating Data	2019	2018	2019	2018
Finance charge income	$344	$315	$694	$622
Income before income taxes	$161	$171	$331	$369
Net income	$121	$129	$248	$277
At June 30, 2019 and December 31, 2018, we had undistributed earnings of $585 million and $498 million related to our non-consolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Debt

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,280	$2,286	$3,410	$3,413
Securitization notes payable	38,767	38,987	39,425	39,422
Total secured debt	41,047	41,273	42,835	42,835
Unsecured debt
Senior notes	44,864	46,251	42,611	42,015
Credit facilities	1,785	1,783	2,157	2,151
Other unsecured debt	3,418	3,420	3,385	3,390
Total unsecured debt	50,067	51,454	48,153	47,556
Total secured and unsecured debt	$91,114	$92,727	$90,988	$90,391
Fair value utilizing Level 2 inputs		$90,699		$88,305
Fair value utilizing Level 3 inputs		$2,028		$2,086
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further discussion.
During the six months ended June 30, 2019, we entered into new or renewed credit facilities with a total net additional borrowing capacity of $150 million, and we issued $10.4 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.98% and legal final maturity dates ranging from 2022 to 2026.
Unsecured Debt During the six months ended June 30, 2019, we issued $5.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 4.20% and maturity dates ranging from 2021 to 2029.
The principal amount outstanding of our commercial paper in the U.S. was $1.0 billion and $1.2 billion at June 30, 2019 and December 31, 2018.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At June 30, 2019, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	June 30, 2019	December 31, 2018
Restricted cash(a)	$2,588	$2,380
Finance receivables, net of fees	$32,680	$32,626
Lease related assets	$19,404	$21,781
Secured debt	$40,845	$42,504
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

	June 30, 2019			December 31, 2018
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$13,046	$353	$38	$9,533	$42	$231
Foreign currency swaps	1,822	37	61	1,829	37	60
Cash flow hedges
Interest rate swaps	504	2	2	768	8	—
Foreign currency swaps	3,317	30	104	2,075	43	58
Derivatives not designated as hedges
Interest rate contracts	88,912	240	378	99,666	372	520
Total(b)	$107,601	$662	$583	$113,871	$502	$869
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

(b)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At June 30, 2019 and December 31, 2018, the fair value of assets and liabilities available for offset was $353 million and $320 million. At June 30, 2019 and December 31, 2018, we held $162 million and $30 million and posted $140 million and $451 million of collateral available for netting.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Unsecured debt	$20,545	$17,923	$(57)	$459
 _________________

(a)	Includes $208 million and $247 million at June 30, 2019 and December 31, 2018 of adjustments remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Income (Losses) Recognized In Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(313)	$—	$69	$—	$(523)	$—	$277	$—
Interest rate swaps	285	—	(76)	—	466	—	(286)	—
Hedged items - foreign currency swaps	—	(25)	—	—	—	7	—	—
Foreign currency swaps	(15)	27	—	—	(31)	(4)	—	—
Cash flow hedges
Interest rate swaps	1	—	3	—	4	—	7	—
Foreign currency swaps	(21)	18	(13)	(92)	(39)	(15)	(22)	(68)
Derivatives not designated as hedges
Interest rate contracts	(5)	—	(1)	—	(10)	—	5	—
Foreign currency swaps	—	—	(13)	(109)	—	—	(20)	(87)
Total	$(68)	$20	$(31)	$(201)	$(133)	$(12)	$(39)	$(155)
_________________

(a)	Total interest expense was $952 million and $803 million for the three months ended June 30, 2019 and 2018 and $1.9 billion and $1.5 billion for the six months ended June 30, 2019 and 2018.

(b)
Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expenses were $377 million and $382 million for the three months ended June 30, 2019 and 2018 and $747 million for both the six months ended June 30, 2019 and 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value hedges
Foreign currency swaps	$(9)	$—	$(20)	$—
Cash flow hedges
Interest rate swaps	(2)	1	(2)	5
Foreign currency swaps	(19)	(58)	(71)	(40)
Total	$(30)	$(57)	$(93)	$(35)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value hedges
Foreign currency swaps	$11	$—	$22	$—
Cash flow hedges
Interest rate swaps	(1)	—	(3)	(3)
Foreign currency swaps	2	74	41	56
Total	$12	$74	$60	$53
_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.

(b)	During the next twelve months, we estimate $14 million will be reclassified into pretax earnings from derivatives designated for hedge accounting.
Note 9. Commitments and Contingencies
Operating Leases Our lease obligations consist primarily of real estate office space. Certain leases contain escalation clauses and renewal options, and generally our leases have no residual value guarantees or material covenants. We exclude from our balance sheet leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Rent expense under operating leases was $13 million and $18 million for the three and six months ended June 30, 2019. At June 30, 2019, operating lease right of use assets, included in other assets, were $138 million and operating lease liabilities, included in other liabilities, were $159 million. Operating lease right of use assets obtained in exchange for lease obligations were $27 million in the six months ended June 30, 2019. As of June 30, 2019, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $14 million for the six months ended December 31, 2019 and $27 million, $26 million, $24 million, $20 million and $78 million for the years 2020, 2021, 2022, 2023 and thereafter. The weighted average discount rate is 4.4% and the weighted average remaining lease term is 8.0 years as of June 30, 2019. Imputed interest for operating leases and variable lease costs were insignificant for the three and six months ended June 30, 2019.
Guarantees of Indebtedness At both June 30, 2019 and December 31, 2018, we guaranteed approximately $1.1 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement with BNP Paribas in connection with the sale of certain of our European Operations, BNP Paribas will reimburse us for any amount that we may pay under any such guarantees.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At June 30, 2019, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $67 million, and we have accrued $23 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $14 million as of June 30, 2019.
Note 10. Shareholders' Equity

	June 30, 2019	December 31, 2018
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000

	June 30, 2019	December 31, 2018
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
During the six months ended June 30, 2019, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $17 million to holders of record of our Series B Preferred Stock. During the six months ended June 30, 2018, we paid dividends of $30 million to holders of record of our Series A Preferred Stock.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized (loss) gain on hedges
Beginning balance	$(6)	$17	$9	$16
Change in value of hedges, net of tax	(18)	17	(33)	18
Ending balance	(24)	34	(24)	34
Defined benefit plans
Beginning balance	1	1	1	1
Unrealized gain on subsidiary pension, net of tax	—	—	—	—
Ending balance	1	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,019)	(726)	(1,076)	(785)
Translation gain (loss), net of tax	8	(245)	65	(186)
Ending balance	(1,011)	(971)	(1,011)	(971)
Total accumulated other comprehensive loss	$(1,034)	$(936)	$(1,034)	$(936)
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
During the three months ended June 30, 2019 and 2018, income tax expense of $133 million and $94 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The increase in income tax expense is due primarily to a reduction in our electrical vehicle tax credit. During the six months ended June 30, 2019 and 2018, income tax expense of $221 million and $168 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The increase in income tax expense is due primarily to a reduction in our electrical vehicle tax credit.
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
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	North America	International	Total	North America	International	Total
Total revenue	$3,332	$307	$3,639	$3,180	$308	$3,488
Operating expenses	281	96	377	276	106	382
Leased vehicle expenses	1,627	10	1,637	1,675	9	1,684
Provision for loan losses	142	37	179	90	38	128
Interest expense	831	121	952	685	118	803
Equity income	—	42	42	—	45	45
Income before income taxes	$451	$85	$536	$454	$82	$536

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	North America	International	Total	North America	International	Total
Total revenue	$6,638	$621	$7,259	$6,265	$634	$6,899
Operating expenses	557	190	747	547	200	747
Leased vehicle expenses	3,430	21	3,451	3,453	18	3,471
Provision for loan losses	281	73	354	187	77	264
Interest expense	1,654	245	1,899	1,282	253	1,535
Equity income	—	87	87	—	97	97
Income before income taxes	$716	$179	$895	$796	$183	$979

	June 30, 2019			December 31, 2018
	North America	International	Total	North America	International	Total
Finance receivables, net	$47,984	$6,804	$54,788	$45,711	$6,801	$52,512
Leased vehicles, net	$42,770	$168	$42,938	$43,396	$163	$43,559
Total assets	$101,147	$9,679	$110,826	$100,176	$9,744	$109,920
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.7 billion and $7.9 billion at June 30, 2019 and December 31, 2018.

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
Results of Operations
Earnings before taxes for the six months ended June 30, 2019 decreased to $895 million from $979 million for the six months ended June 30, 2018 due primarily to the following:

•
Retail finance charge income increased $151 million due primarily to an increase in the average balance of the consumer finance receivables portfolio, partially offset by a decrease in effective yield as the portfolio shifts to lower yielding prime loan assets.

•	Commercial finance charge income increased $94 million due to an increase in the average balance of the commercial finance receivables portfolio as well as increased interest rates on the portfolio.

•	Leased vehicle income net of leased vehicle expenses increased $97 million due primarily to a higher volume of lease terminations.

•
Provision expense increased $90 million due primarily to a decrease in the loss confirmation period and an increase in the recovery rate forecast on repossessed vehicles, both of which we recorded in the six months ended June 30, 2018.

•
Interest expense increased $364 million with $183 million of the increase due to an increase in the average balance of debt outstanding, and $181 million of the increase due to an increase in the effective rate of interest on debt.

Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 13.0% for the four quarters ended June 30, 2019 from 14.7% for the four quarters ended June 30, 2018 due primarily to a higher effective tax rate.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity decreased to 14.7% for the four quarters ended June 30, 2019 from 16.8% for the four quarters ended June 30, 2018 due primarily to a higher effective tax rate.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	June 30, 2019	June 30, 2018
Net income attributable to common shareholder	$1,351	$1,163
Plus: loss from discontinued operations, net of tax	—	239
Net income from continuing operations attributable to common shareholder	$1,351	$1,402

Average equity	$11,722	$10,279
Less: average preferred equity	(1,363)	(758)
Average common equity	10,359	9,521
Less: average goodwill	(1,187)	(1,198)
Average tangible common equity	$9,172	$8,323

Return on average common equity	13.0%	14.7%
Return on average tangible common equity	14.7%	16.8%

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
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Average Earning Assets	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Average retail finance receivables	$42,447	$35,081	$7,366	21.0%
Average commercial finance receivables	12,606	10,333	2,273	22.0%
Average finance receivables	55,053	45,414	9,639	21.2%
Average leased vehicles, net	42,998	43,805	(807)	(1.8)%
Average earning assets	$98,051	$89,219	$8,832	9.9%

Retail finance receivables purchased	$7,113	$6,051	$1,062	17.6%
Leased vehicles purchased	$5,911	$6,201	$(290)	(4.7)%
Average retail finance receivables increased due to a higher volume of new loan originations in excess of principal collections and payoffs. Our retail penetration of GM's retail sales in the U.S. increased to 47.1% for the three months ended June 30, 2019 from 45.4% for three months ended June 30, 2018 due primarily to further alignment with GM and greater dealer engagement. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. Leased vehicles purchased during the three months ended June 30, 2019 decreased primarily as a result of a change in GM's retail sales mix.

Revenue	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Finance charge income
Retail finance receivables	$831	$754	$77	10.2%
Commercial finance receivables	$177	$130	$47	36.2%
Leased vehicle income	$2,512	$2,497	$15	0.6%
Other income	$119	$107	$12	11.2%
Equity income	$42	$45	$(3)	(6.7)%
Effective yield - retail finance receivables	7.9%	8.6%
Effective yield - commercial finance receivables	5.6%	5.0%
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
Other income increased due primarily to an increase in investment income due to higher short-term interest rates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Operating expenses	$377	$382	$(5)	(1.3)%
Leased vehicle expenses	$1,637	$1,684	$(47)	(2.8)%
Provision for loan losses	$179	$128	$51	39.8%
Interest expense	$952	$803	$149	18.6%
Average debt outstanding	$92,529	$83,714	$8,815	10.5%
Effective rate of interest on debt	4.1%	3.8%
Operating Expenses Operating expenses as an annualized percentage of average earning assets decreased to 1.5% for the three months ended June 30, 2019 from 1.7% for the three months ended June 30, 2018, due primarily to efficiency gains achieved through higher earning asset levels.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses increased to 1.6% for the three months ended June 30, 2019 from 1.4% for the three months ended June 30, 2018, due primarily to an increase in our recovery rate forecast on repossessed vehicles we recorded in the three months ended June 30, 2018.
Interest Expense Interest expense increased due to an increase in the average debt outstanding resulting from growth in earning assets as well as a higher effective rate of interest on our debt.
Taxes Our consolidated effective income tax rate was 26.9% and 19.1% of income before income taxes and equity income for the three months ended June 30, 2019 and 2018. The increase in the effective income tax rate is due primarily to a reduction in our electrical vehicle tax credit.
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $8 million and $(245) million for the three months ended June 30, 2019 and 2018. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended June 30, 2019 was due primarily to changes in the value of the Chinese Yuan Renminbi and the Canadian Dollar. The foreign currency translation loss for the three months ended June 30, 2018 was due primarily to changes in the value of the Brazilian Real, the Chinese Yuan Renminbi, the Mexican Peso and the Canadian Dollar.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Average Earning Assets	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Average retail finance receivables	$42,018	$34,253	$7,765	22.7%
Average commercial finance receivables	12,389	10,177	2,212	21.7%
Average finance receivables	54,407	44,430	9,977	22.5%
Average leased vehicles, net	43,216	43,498	(282)	(0.6)%
Average earning assets	$97,623	$87,928	$9,695	11.0%

Retail finance receivables purchased	$14,275	$11,129	$3,146	28.3%
Leased vehicles purchased	$11,121	$11,913	$(792)	(6.6)%
Average retail finance receivables increased due to a higher volume of new loan originations in excess of principal collections and payoffs. Our retail penetration of GM's retail sales in the U.S. increased to 49.8% for the six months ended June 30, 2019 from 44.9% for the six months ended June 30, 2018 due primarily to further alignment with GM and greater dealer engagement. Average commercial finance receivables increased due primarily to an increase in our GM-franchised dealer commercial lending relationships. Leased vehicles purchased during the six months ended June 30, 2019 decreased primarily as a result of a change in GM's retail sales mix.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Finance charge income
Retail finance receivables	$1,647	$1,496	$151	10.1%
Commercial finance receivables	$348	$254	$94	37.0%
Leased vehicle income	$5,021	$4,944	$77	1.6%
Other income	$243	$205	$38	18.5%
Equity income	$87	$97	$(10)	(10.3)%
Effective yield - retail finance receivables	7.9%	8.8%
Effective yield - commercial finance receivables	5.7%	5.0%
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
Other income increased due primarily to an increase in investment income due to higher short-term interest rates.

Costs and Expenses	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Operating expenses	$747	$747	$—	—%
Leased vehicle expenses	$3,451	$3,471	$(20)	(0.6)%
Provision for loan losses	$354	$264	$90	34.1%
Interest expense	$1,899	$1,535	$364	23.7%
Average debt outstanding	$92,434	$82,611	$9,823	11.9%
Effective rate of interest on debt	4.1%	3.7%
Operating Expenses Operating expenses as an annualized percentage of average earning assets decreased to 1.5% for the six months ended June 30, 2019 from 1.7% for the six months ended June 30, 2018, due primarily to efficiency gains achieved through higher earning asset levels.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses increased to 1.6% for the six months ended June 30, 2019 from 1.5% for the six months ended June 30, 2018, due primarily to a decrease in the loss confirmation period as well as an increase in our recovery rate forecast on repossessed vehicles, both of which we recorded in the six months ended June 30, 2018. The loss confirmation period, which represents the average amount of time between when a loss event first occurs to when the receivable is charged off, decreased due to a shift in the credit mix of the portfolio to a larger percentage of prime loans.
Interest Expense Interest expense increased due to an increase in the average debt outstanding resulting from growth in earning assets as well as a higher effective rate of interest on our debt.
Taxes Our consolidated effective income tax rate was 27.4% and 19.0% of income before income taxes and equity income for the six months ended June 30, 2019 and 2018. The increase in the effective income tax rate is due primarily to a reduction in our electrical vehicle tax credit.
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $65 million and $(186) million for the six months ended June 30, 2019 and 2018. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the six months ended June 30, 2019 was due primarily to changes in the value of the Canadian Dollar and the Mexican Peso. The foreign currency translation loss for the six months ended June 30, 2018 was due primarily to changes in the value of the Brazilian Real, the Canadian Dollar and the Chinese Yuan Renminbi.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Earning Asset Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$26,194	61.4%	$24,434	60.0%
Near-prime - FICO Score 620 to 679	6,544	15.3	6,144	15.1
Sub-prime - FICO Score less than 620	9,961	23.3	10,124	24.9
Retail finance receivables, net of fees	42,699	100.0%	40,702	100.0%
Less: allowance for loan losses	(881)		(844)
Retail finance receivables, net	$41,818		$39,858
Number of outstanding contracts	2,678,131		2,607,703
Average amount of outstanding contracts (in dollars)(a)	$15,944		$15,608
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.1%		2.1%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	June 30, 2019		June 30, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,083	2.5%	$1,178	3.3%
Greater than 60 days	498	1.2	462	1.3
Total finance receivables more than 30 days delinquent	1,581	3.7	1,640	4.6
In repossession	48	0.1	57	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,629	3.8%	$1,697	4.7%
Delinquency improved due primarily to the continued shift in credit mix to prime credit.
TDRs Refer to Note 3 to our condensed consolidated financial statements for further discussion of TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Charge-offs	$279	$298	$586	$593
Less: recoveries	(132)	(145)	(277)	(268)
Net charge-offs	$147	$153	$309	$325
Net charge-offs as an annualized percentage of average retail finance receivables	1.4%	1.7%	1.5%	1.9%
Net charge-offs as an annualized percentage of average retail finance receivables decreased during the six months ended June 30, 2019 from the corresponding period in 2018, due primarily to the shift in the portfolio toward prime credit quality.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	June 30, 2019	December 31, 2018
Commercial finance receivables, net of fees	$13,046	$12,721
Less: allowance for loan losses	(76)	(67)
Commercial finance receivables, net	$12,970	$12,654
Number of dealers	1,809	1,750
Average carrying amount per dealer	$7	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.5%
There were insignificant charge-offs of commercial finance receivables during the three and six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At June 30, 2019 and 2018, 99.1% and 98.8% of our operating leases were current with respect to payment status.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	June 30, 2019			December 31, 2018
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$15,887	961	57.6%	$15,057	917	53.8%
Trucks	7,138	287	17.2	7,299	296	17.4
Cars	4,137	310	18.6	4,884	379	22.3
SUVs	4,007	110	6.6	4,160	111	6.5
Total	$31,169	1,668	100.0%	$31,400	1,703	100.0%
Used vehicle prices for the six months ended June 30, 2019 decreased slightly compared to the same period in 2018. We expect used vehicle prices to decrease between 4% and 5% for the full year 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles as well as increases in our volume of lease terminations.
The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating leases originated	148	160	286	309
Operating leases terminated	166	139	321	263
Operating lease vehicles returned(a)	125	92	242	186
Percentage of lease vehicles returned(b)	75%	66%	75%	71%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
Operating leases originated decreased primarily as a result of a change in GM's retail sales mix. Operating leases terminated and operating lease vehicles returned increased due to the maturity of the leased asset portfolio. The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and growth and age of the lease portfolio.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net distributions from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs and operating expenses.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Cash Flow During the six months ended June 30, 2019, net cash provided by operating activities increased due primarily to a decrease in net collateral posted for derivative positions of $0.7 billion as a result of favorable changes in interest rates on our collateralized derivative portfolio.
During the six months ended June 30, 2019, net cash used in investing activities decreased due primarily to increased collections and recoveries on retail finance receivables of $4.5 billion, an increase in proceeds received on terminated leases of $1.1 billion, a decrease in purchases of leased vehicles of $0.9 billion, and a decrease in funding of commercial finance receivables of $0.3 billion, partially offset by an increase in purchases of retail finance receivables of $3.3 billion.
During the six months ended June 30, 2019, net cash used in financing activities increased due primarily to an increase in payments, net of borrowings of $5.2 billion.

Liquidity	June 30, 2019	December 31, 2018
Cash and cash equivalents(a)	$3,594	$4,883
Borrowing capacity on unpledged eligible assets	20,037	18,048
Borrowing capacity on committed unsecured lines of credit	435	290
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$27,066	$26,221
_________________

(a)
Includes $430 million and $503 million in unrestricted cash outside of the U.S. at June 30, 2019 and December 31, 2018. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the six months ended June 30, 2019, available liquidity increased due primarily to an increase in borrowing capacity on new and renewed secured revolving credit facilities, resulting from the issuance of securitizations and unsecured debt.
The Support Agreement provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. In April 2019, GM renewed the GM Revolving 364-Day Credit Facility for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At June 30, 2019, we had no borrowings outstanding under any of these facilities.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At June 30, 2019, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,639	$2,007
Revolving commercial asset-secured facilities(b)	3,983	273
Total secured	26,622	2,280
Unsecured committed facilities	435	—
Unsecured uncommitted facilities(c)	1,785	1,785
Total unsecured	2,220	1,785
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,842	$4,065
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $97 million in advances outstanding and $725 million in unused borrowing capacity on these facilities at June 30, 2019.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.6 billion in unused borrowing capacity on these facilities at June 30, 2019.

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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At June 30, 2019
2015	January 2021	-	December 2023	$5,297	$626
2016	March 2021	-	September 2024	$7,300	1,858
2017	August 2019	-	May 2025	$22,344	10,431
2018	June 2020	-	September 2026	$23,005	16,429
2019	April 2022	-	November 2026	$10,426	9,495
Total active securitizations					38,839
Debt issuance costs					(72)
Total					$38,767
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities which are also variable interest entities that meet the requirements to be consolidated in our financial statements. Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At June 30, 2019, the aggregate principal amount of our outstanding unsecured senior notes was $45.0 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At June 30, 2019, we had $3.4 billion of this type of unsecured debt outstanding.
Support Agreement At June 30, 2019 and December 31, 2018, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.62x and 9.05x, and the applicable leverage ratio threshold was 11.50x.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to certain legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in our 2018 Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 6. Exhibits

4.1
Thirty–Fifth Supplemental Indenture, dated April 8, 2019, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 3.550% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8–K, filed on April 8, 2019.
Incorporated by Reference

10.1
Amended and Restated 364–Day Revolving Credit Agreement, dated as of April 16, 2019, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8–K, filed on April 16, 2019.
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

General Motors Financial Company, Inc.
(Registrant)

Date:	August 1, 2019	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer