Form 10-Q
period 2019-09-30
General Motors Financial Company, Inc.
filed 2019-10-29
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 28, 2019, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$3,218	$4,883
Finance receivables, net (Note 3; Note 7 VIEs)	54,332	52,512
Leased vehicles, net (Note 4; Note 7 VIEs)	42,527	43,559
Goodwill	1,182	1,186
Equity in net assets of non-consolidated affiliates (Note 5)	1,381	1,355
Related party receivables (Note 2)	696	729
Other assets (Note 7 VIEs)	6,025	5,696
Total assets	$109,361	$109,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$39,029	$42,835
Unsecured debt (Note 6)	50,099	48,153
Deferred income	3,708	3,605
Related party payables (Note 2)	67	63
Other liabilities	3,770	3,605
Total liabilities	96,673	98,261
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,085	8,058
Accumulated other comprehensive loss	(1,210)	(1,066)
Retained earnings	5,813	4,667
Total shareholders' equity	12,688	11,659
Total liabilities and shareholders' equity	$109,361	$109,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Finance charge income	$1,043	$917	$3,038	$2,667
Leased vehicle income	2,515	2,501	7,536	7,445
Other income	101	100	344	305
Total revenue	3,659	3,518	10,918	10,417
Costs and expenses
Operating expenses	384	369	1,131	1,116
Leased vehicle expenses	1,574	1,677	5,025	5,148
Provision for loan losses (Note 3)	150	180	504	444
Interest expense	879	838	2,778	2,373
Total costs and expenses	2,987	3,064	9,438	9,081
Equity income (Note 5)	39	44	126	141
Income before income taxes	711	498	1,606	1,477
Income tax provision (Note 11)	195	57	416	225
Net income	516	441	1,190	1,252
Less: cumulative dividends on preferred stock	23	15	68	44
Net income attributable to common shareholder	$493	$426	$1,122	$1,208

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$516	$441	$1,190	$1,252
Other comprehensive loss, net of tax (Note 10)
Unrealized (loss) gain on hedges, net of income tax (benefit) expense of $(4), $2, $(15) and $1	(12)	1	(45)	19
Foreign currency translation adjustment, net of income tax benefit of $0, $0, $0 and $1	(164)	(35)	(99)	(221)
Other comprehensive loss, net of tax	(176)	(34)	(144)	(202)
Comprehensive income	$340	$407	$1,046	$1,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at January 1, 2018	$—	$—	$7,525	$(768)	$3,537	$10,294
Adoption of accounting standards	—	—	—	—	40	40
Net income	—	—	—	—	369	369
Other comprehensive income	—	—	—	60	—	60
Stock based compensation	—	—	16	—	—	16
Dividends paid	—	—	—	—	(30)	(30)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2018	—	—	7,541	(708)	3,915	10,748
Net income	—	—	—	—	442	442
Other comprehensive loss	—	—	—	(228)	—	(228)
Stock based compensation	—	—	13	—	—	13
Other	—	—	—	—	1	1
Balance at June 30, 2018	—	—	7,554	(936)	4,358	10,976
Net income	—	—	—	—	441	441
Other comprehensive loss	—	—	—	(34)	—	(34)
Stock based compensation	—	—	6	—	—	6
Issuance of preferred stock	—	—	492	—	—	492
Dividends paid	—	—	—	—	(29)	(29)
Balance at September 30, 2018	$—	$—	$8,052	$(970)	$4,770	$11,852

Balance at January 1, 2019	$—	$—	$8,058	$(1,066)	$4,667	$11,659
Net income	—	—	—	—	271	271
Other comprehensive income	—	—	—	42	—	42
Stock based compensation	—	—	11	—	—	11
Other	—	—	—	—	1	1
Balance at March 31, 2019	—	—	8,069	(1,024)	4,939	11,984
Net income	—	—	—	—	403	403
Other comprehensive loss	—	—	—	(10)	—	(10)
Stock based compensation	—	—	8	—	—	8
Balance at June 30, 2019	—	—	8,077	(1,034)	5,342	12,385
Net income	—	—	—	—	516	516
Other comprehensive loss	—	—	—	(176)	—	(176)
Stock based compensation	—	—	8	—	—	8
Dividends paid	—	—	—	—	(45)	(45)
Balance at September 30, 2019	$—	$—	$8,085	$(1,210)	$5,813	$12,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net cash provided by operating activities	$6,304	$5,308
Cash flows from investing activities
Purchases of retail finance receivables, net	(19,866)	(17,794)
Principal collections and recoveries on retail finance receivables	17,733	12,010
Net funding of commercial finance receivables	(599)	(886)
Purchases of leased vehicles, net	(12,488)	(13,051)
Proceeds from termination of leased vehicles	9,983	8,094
Other investing activities	(37)	(100)
Net cash used in investing activities	(5,274)	(11,727)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	27	1,563
Borrowings and issuances of secured debt	17,880	18,541
Payments on secured debt	(21,707)	(18,710)
Borrowings and issuances of unsecured debt	8,796	9,552
Payments on unsecured debt	(7,278)	(4,423)
Debt issuance costs	(102)	(118)
Proceeds from issuance of preferred stock	—	492
Dividends paid	(91)	(59)
Net cash (used in) provided by financing activities	(2,475)	6,838
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,445)	419
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(20)	(56)
Cash, cash equivalents and restricted cash at beginning of period	7,443	6,567
Cash, cash equivalents and restricted cash at end of period	$5,978	$6,930
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2019
Cash and cash equivalents	$3,218
Restricted cash included in other assets	2,760
Total	$5,978
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
The condensed consolidated financial statements at September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2018 was derived from audited annual financial statements.
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
The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year at December 31, 2018:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Minimum commitments	$27	$26	$25	$23	$19	$47	$167
Refer to Note 9 for information on our operating leases at September 30, 2019.
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
We estimate the expected residual value based on third-party data which considers various data points and assumptions including recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices. Changes in the expected residual value result in increased or decreased depreciation of the leased asset

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the carrying amount of the lease and the proceeds from the disposition of the asset, including any insurance proceeds. Under the accounting for impairment or disposal of long-lived assets, vehicles on operating leases are evaluated by asset group for impairment. We aggregate leased vehicles into asset groups based on make, year and model. When asset group indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased assets at the end of the lease, are less than the carrying amount of the lease asset group, an immediate impairment write-down is recognized if the difference is deemed not recoverable.
Accounting Standards Not Yet Adopted In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. We plan to adopt ASU 2016-13 on January 1, 2020 on a modified retrospective basis.
Estimated credit losses under CECL will consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount, resulting in recognition of lifetime expected credit losses upon loan origination. We are currently validating and refining our risk forecasting models, assumption review processes, corporate governance controls and accounting and financial reporting for our implementation of ASU 2016-13. Upon adoption, we expect to record an adjustment that will increase our allowance for credit losses between $700 million and $900 million, with an after-tax reduction to retained earnings between $500 million and $700 million. The amount of the adjustment is heavily dependent on the volume, credit mix and seasoning of our loan portfolio.
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
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the nine months ended September 30, 2019 and 2018, we purchased $689 million and $371 million of these receivables from GM, which are included in our finance receivables, net.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present related party transactions:

Balance Sheet Data	September 30, 2019	December 31, 2018
Commercial finance receivables, net due from dealers consolidated by GM(a)	$502	$445
Finance receivables from GM subsidiaries(a)	$70	$134
Subvention receivable(b)	$692	$727
Commercial loan funding payable(c)	$61	$61

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2019	2018	2019	2018
Interest subvention earned on retail finance receivables(d)	$137	$125	$401	$359
Interest subvention earned on commercial finance receivables(d)	$16	$17	$47	$50
Leased vehicle subvention earned(e)	$814	$827	$2,467	$2,438
_________________

(a)	Included in finance receivables, net.

(b)
Included in related party receivables. We received subvention payments from GM of $1.0 billion and $1.1 billion for the three months ended September 30, 2019 and 2018 and $3.1 billion and $2.8 billion for the nine months ended September 30, 2019 and 2018.

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
In April 2019, GM renewed the 364-day, $2.0 billion facility (the GM Revolving 364-Day Credit Facility) for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At September 30, 2019, we had no amounts borrowed under any of the GM facilities.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At September 30, 2019, we had a related party taxes payable of $4 million. At December 31, 2018, we had no related party taxes payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	September 30, 2019	December 31, 2018
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$39,577	$38,354
Retail finance receivables, individually evaluated for impairment, net of fees	2,390	2,348
Total retail finance receivables, net of fees(a)	41,967	40,702
Less: allowance for loan losses - collective	(519)	(523)
Less: allowance for loan losses - specific	(337)	(321)
Total retail finance receivables, net	41,111	39,858
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	13,258	12,680
Commercial finance receivables, individually evaluated for impairment, net of fees	40	41
Total commercial finance receivables, net of fees(b)	13,298	12,721
Less: allowance for loan losses - collective	(66)	(63)
Less: allowance for loan losses - specific	(11)	(4)
Total commercial finance receivables, net	13,221	12,654
Total finance receivables, net	$54,332	$52,512
Fair value utilizing Level 2 inputs	$13,221	$12,654
Fair value utilizing Level 3 inputs	$41,627	$39,564
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $72 million and $53 million at September 30, 2019 and December 31, 2018.
(b) Net of dealer cash management balances of $1.2 billion and $922 million at September 30, 2019 and December 31, 2018.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for retail loan losses beginning balance	$881	$815	$844	$889
Provision for loan losses	149	176	492	434
Charge-offs	(300)	(285)	(886)	(878)
Recoveries	133	130	410	398
Foreign currency translation	(7)	3	(4)	(4)
Allowance for retail loan losses ending balance	$856	$839	$856	$839

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

	September 30, 2019		September 30, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,252	3.0%	$1,302	3.4%
Greater than 60 days	514	1.2	498	1.3
Total finance receivables more than 30 days delinquent	1,766	4.2	1,800	4.7
In repossession	48	0.1	53	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,814	4.3%	$1,853	4.9%
At September 30, 2019 and December 31, 2018, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $853 million and $888 million.
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
The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	September 30, 2019	December 31, 2018
Outstanding recorded investment	$2,390	$2,348
Less: allowance for loan losses	(337)	(321)
Outstanding recorded investment, net of allowance	$2,053	$2,027
Unpaid principal balance	$2,416	$2,379
Additional information about loans classified as TDRs is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average outstanding recorded investment	$2,372	$2,293	$2,369	$2,268
Finance charge income recognized	$60	$59	$191	$185
Number of loans classified as TDRs during the period	19,074	17,924	53,013	51,020
Recorded investment of loans classified as TDRs during the period	$343	$319	$969	$932
The unpaid principal balance, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR was insignificant for the three and nine months ended September 30, 2019 and 2018.

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

			September 30, 2019		December 31, 2018
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,924	14.5%	$2,192	17.2%
Group II	-	Dealers with strong financial metrics	5,398	40.6	4,500	35.4
Group III	-	Dealers with fair financial metrics	4,243	31.9	4,292	33.7
Group IV	-	Dealers with weak financial metrics	1,327	10.0	1,205	9.5
Group V	-	Dealers warranting special mention due to elevated risks	332	2.5	449	3.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	74	0.5	83	0.7
Balance at end of period			$13,298	100.0%	$12,721	100.0%
At September 30, 2019 and December 31, 2018, substantially all of our commercial finance receivables were current with respect to payment status. Commercial finance receivables on non-accrual status were insignificant, and none were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2019 and 2018.
Note 4. Leased Vehicles

	September 30, 2019	December 31, 2018
Leased vehicles	$63,589	$64,928
Manufacturer subvention	(9,810)	(9,934)
Net capitalized cost	53,779	54,994
Less: accumulated depreciation	(11,252)	(11,435)
Leased vehicles, net	$42,527	$43,559
The following table summarizes lease payments due to us as lessor under operating leases at September 30, 2019:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Lease payments under operating leases	$1,852	$5,996	$3,471	$1,084	$79	$3	$12,485
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
There have been no significant ownership changes in our joint ventures since December 31, 2018. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2019	2018	2019	2018
Finance charge income	$330	$305	$1,024	$927
Income before income taxes	$150	$168	$481	$537
Net income	$113	$126	$361	$403
At September 30, 2019 and December 31, 2018, we had undistributed earnings of $575 million and $498 million related to our non-consolidated affiliates. During the three months ended September 30, 2019, SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) declared a $140 million cash dividend of which our share was $49 million. We expect to receive the dividend payment in the fourth quarter of 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Debt

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,109	$2,115	$3,410	$3,413
Securitization notes payable	36,920	37,150	39,425	39,422
Total secured debt	39,029	39,265	42,835	42,835
Unsecured debt
Senior notes	45,117	45,965	42,611	42,015
Credit facilities	1,665	1,665	2,157	2,151
Other unsecured debt	3,317	3,324	3,385	3,390
Total unsecured debt	50,099	50,954	48,153	47,556
Total secured and unsecured debt	$89,128	$90,219	$90,988	$90,391
Fair value utilizing Level 2 inputs		$88,388		$88,305
Fair value utilizing Level 3 inputs		$1,831		$2,086
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further discussion.
During the nine months ended September 30, 2019, we entered into new or renewed credit facilities with a total net additional borrowing capacity of $225 million, and we issued $14.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.83% and legal final maturity dates ranging from 2022 to 2026.
Unsecured Debt During the nine months ended September 30, 2019, we issued $6.5 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.65% and maturity dates ranging from 2021 to 2029.
The principal amount outstanding of our commercial paper in the U.S. was $1.0 billion and $1.2 billion at September 30, 2019 and December 31, 2018.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2019, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2019	December 31, 2018
Restricted cash(a)	$2,584	$2,380
Finance receivables, net of fees	$32,824	$32,626
Lease related assets	$17,603	$21,781
Secured debt	$38,902	$42,504
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

	September 30, 2019			December 31, 2018
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$10,702	$384	$4	$9,533	$42	$231
Foreign currency swaps	1,744	—	101	1,829	37	60
Cash flow hedges
Interest rate swaps	553	1	5	768	8	—
Foreign currency swaps	4,269	16	241	2,075	43	58
Derivatives not designated as hedges
Interest rate contracts	86,848	302	384	99,666	372	520
Total(b)	$104,116	$703	$735	$113,871	$502	$869
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

(b)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At September 30, 2019 and December 31, 2018, the fair value of assets and liabilities available for offset was $383 million and $320 million. At September 30, 2019 and December 31, 2018, we held $258 million and $30 million of collateral from counterparties which is available for netting against our asset positions. At September 30, 2019 and December 31, 2018, we posted $129 million and $451 million of collateral to counterparties which is available for netting against our liability positions.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Unsecured debt	$20,453	$17,923	$(135)	$459
 _________________

(a)	Includes $131 million and $247 million at September 30, 2019 and December 31, 2018 of amortization remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Income (Losses) Recognized In Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(159)	$—	$68	$—	$(682)	$—	$345	$—
Interest rate swaps	80	—	(73)	—	546	—	(359)	—
Hedged items - foreign currency swaps	—	78	—	—	—	85	—	—
Foreign currency swaps	(15)	(77)	—	—	(46)	(81)	—	—
Cash flow hedges
Interest rate swaps	1	—	4	—	5	—	11	—
Foreign currency swaps	(23)	(134)	(14)	(23)	(62)	(149)	(36)	(91)
Derivatives not designated as hedges
Interest rate contracts	89	—	(7)	—	79	—	(2)	—
Foreign currency swaps	—	—	(15)	(5)	—	—	(35)	(92)
Total	$(27)	$(133)	$(37)	$(28)	$(160)	$(145)	$(76)	$(183)
_________________

(a)	Total interest expense was $879 million and $838 million for the three months ended September 30, 2019 and 2018 and $2.8 billion and $2.4 billion for the nine months ended September 30, 2019 and 2018.

(b)
Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expenses were $384 million and $369 million for the three months ended September 30, 2019 and 2018 and $1.1 billion for both the nine months ended September 30, 2019 and 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value hedges
Foreign currency swaps	$(10)	$—	$(30)	$—
Cash flow hedges
Interest rate swaps	(3)	—	(5)	5
Foreign currency swaps	(127)	(10)	(198)	(50)
Total	$(140)	$(10)	$(233)	$(45)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value hedges
Foreign currency swaps	$10	$—	$32	$—
Cash flow hedges
Interest rate swaps	(1)	(2)	(4)	(5)
Foreign currency swaps	119	13	160	69
Total	$128	$11	$188	$64
_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.

(b)	During the next twelve months, we estimate $(17) million will be reclassified into pretax earnings from derivatives designated for hedge accounting.
Note 9. Commitments and Contingencies
Operating Leases Our lease obligations consist primarily of real estate office space. Certain leases contain escalation clauses and renewal options, and generally our leases have no residual value guarantees or material covenants. We exclude from our balance sheet leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Rent expense under operating leases was $10 million and $28 million for the three and nine months ended September 30, 2019. Variable lease costs were insignificant for the three and nine months ended September 30, 2019. At September 30, 2019, operating lease right of use assets, included in other assets, were $135 million and operating lease liabilities, included in other liabilities, were $157 million. Operating lease right of use assets obtained in exchange for lease obligations were $30 million in the nine months ended September 30, 2019. At September 30, 2019, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year were $7 million for the three months ending December 31, 2019 and $27 million, $26 million, $24 million, $20 million and $83 million for the years 2020, 2021, 2022, 2023 and thereafter, with imputed interest of $30 million at September 30, 2019. The weighted average discount rate was 4.5% and the weighted average remaining lease term was 8.0 years at September 30, 2019. Lease agreements that have not yet commenced were insignificant at September 30, 2019.
Guarantees of Indebtedness At September 30, 2019 and December 31, 2018, we guaranteed $1.1 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement with BNP Paribas in connection with the sale of certain of our European operations, BNP Paribas will reimburse us for any amount that we may pay under any such guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2019, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $55 million, and we have accrued $19 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $11 million at September 30, 2019.
Note 10. Shareholders' Equity

	September 30, 2019	December 31, 2018
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
On October 24, 2019, our Board of Directors declared a $400 million dividend on our common stock, which was paid to General Motors Holdings LLC on October 25, 2019.

	September 30, 2019	December 31, 2018
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
During the nine months ended September 30, 2019, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $33 million to holders of record of our Series B Preferred Stock. During the nine months ended September 30, 2018, we paid dividends of $59 million to holders of record of our Series A Preferred Stock.
On October 24, 2019, prior to the declaration of our common stock dividend, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, payable on March 30, 2020 to holders of record at March 15, 2020 and declared a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, payable on March 30, 2020 to holders of record at March 15, 2020. Accordingly, $45 million has been set aside for the payment of these dividends.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized (loss) gain on hedges
Beginning balance	$(24)	$34	$9	$16
Change in value of hedges, net of tax	(12)	1	(45)	19
Ending balance	(36)	35	(36)	35
Defined benefit plans
Beginning balance	1	1	1	1
Unrealized gain on subsidiary pension, net of tax	—	—	—	—
Ending balance	1	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,011)	(971)	(1,076)	(785)
Translation loss, net of tax	(164)	(35)	(99)	(221)
Ending balance	(1,175)	(1,006)	(1,175)	(1,006)
Total accumulated other comprehensive loss	$(1,210)	$(970)	$(1,210)	$(970)
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
During the three months ended September 30, 2019 and 2018, income tax expense of $195 million and $57 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. During the nine months ended September 30, 2019 and 2018, income tax expense of $416 million and $225 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The increase in income tax expense for the three and nine months ended September 30, 2019 is primarily due to a reduction in our electric vehicle tax credit in 2019 and a favorable impact from the U.S. tax reform in 2018.
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
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	North America	International	Total	North America	International	Total
Total revenue	$3,355	$304	$3,659	$3,217	$301	$3,518
Operating expenses	291	93	384	273	96	369
Leased vehicle expenses	1,557	17	1,574	1,668	9	1,677
Provision for loan losses	113	37	150	146	34	180
Interest expense	759	120	879	715	123	838
Equity income	—	39	39	—	44	44
Income before income taxes	$635	$76	$711	$415	$83	$498

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	North America	International	Total	North America	International	Total
Total revenue	$9,993	$925	$10,918	$9,482	$935	$10,417
Operating expenses	848	283	1,131	820	296	1,116
Leased vehicle expenses	4,987	38	5,025	5,121	27	5,148
Provision for loan losses	394	110	504	333	111	444
Interest expense	2,413	365	2,778	1,997	376	2,373
Equity income	—	126	126	—	141	141
Income before income taxes	$1,351	$255	$1,606	$1,211	$266	$1,477

	September 30, 2019			December 31, 2018
	North America	International	Total	North America	International	Total
Finance receivables, net	$47,983	$6,349	$54,332	$45,711	$6,801	$52,512
Leased vehicles, net	$42,361	$166	$42,527	$43,396	$163	$43,559
Total assets	$100,200	$9,161	$109,361	$100,176	$9,744	$109,920
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were $7.2 billion and $7.9 billion at September 30, 2019 and December 31, 2018.

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
Results of Operations
Income before income taxes for the nine months ended September 30, 2019 increased to $1.6 billion from $1.5 billion for the nine months ended September 30, 2018 primarily due to the following:

•
Retail finance charge income increased $237 million primarily due to an increase in the average balance of the consumer finance receivables portfolio, partially offset by a decrease in effective yield as the portfolio shifts to lower yielding prime loan assets.

•	Commercial finance charge income increased $134 million due to an increase in the average balance of the commercial finance receivables portfolio as well as increased interest rates on the portfolio.

•
Leased vehicle income net of leased vehicle expenses increased $214 million primarily due to increased gains on terminated leases. Gains per unit on terminated leases decreased; however, lease terminations increased 105 thousand units, which resulted in an overall increase in lease termination gains.

•
Provision expense increased $60 million primarily due to the growth of the finance receivables portfolio in the nine months ended September 30, 2019 and a decrease in the loss confirmation period recorded in the nine months ended September 30, 2018.

•
Interest expense increased $405 million with $231 million of the increase due to an increase in the average balance of debt outstanding, and $174 million of the increase due to an increase in the effective rate of interest on debt.

Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 13.4% for the four quarters ended September 30, 2019 from 16.9% for the four quarters ended September 30, 2018 primarily due to a higher effective tax rate.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity decreased to 15.1% for the four quarters ended September 30, 2019 from 19.3% for the four quarters ended September 30, 2018 primarily due to a higher effective tax rate.

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2019	September 30, 2018
Net income attributable to common shareholder	$1,418	$1,389
Plus: loss from discontinued operations, net of tax	—	255
Net income from continuing operations attributable to common shareholder	$1,418	$1,644

Average equity	$12,070	$10,748
Less: average preferred equity	(1,476)	(1,023)
Average common equity	10,594	9,725
Less: average goodwill	(1,187)	(1,195)
Average tangible common equity	$9,407	$8,530

Return on average common equity	13.4%	16.9%
Return on average tangible common equity	15.1%	19.3%
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
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Average Earning Assets	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Average retail finance receivables	$42,311	$36,809	$5,502	14.9%
Average commercial finance receivables	13,118	10,619	2,499	23.5%
Average finance receivables	55,429	47,428	8,001	16.9%
Average leased vehicles, net	42,754	44,110	(1,356)	(3.1)%
Average earning assets	$98,183	$91,538	$6,645	7.3%

Retail finance receivables purchased	$5,407	$6,668	$(1,261)	(18.9)%
Leased vehicles purchased	$5,843	$5,432	$411	7.6%
Average retail finance receivables increased due to a higher volume of new loan originations resulting from increased penetration of GM's retail sales in prior periods. Our penetration of GM's retail sales in the U.S. decreased to 36.7% for the three months ended September 30, 2019 from 50.0% for three months ended September 30, 2018. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. Average commercial finance receivables increased primarily due to an increase in our GM-franchised dealer commercial lending relationships.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Finance charge income
Retail finance receivables	$861	$775	$86	11.1%
Commercial finance receivables	$182	$142	$40	28.2%
Leased vehicle income	$2,515	$2,501	$14	0.6%
Other income	$101	$100	$1	1.0%
Equity income	$39	$44	$(5)	(11.4)%
Effective yield - retail finance receivables	8.1%	8.4%
Effective yield - commercial finance receivables	5.5%	5.3%
Finance charge income on retail finance receivables increased due to growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to increased lending to borrowers with prime credit. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance charge income on commercial finance receivables increased due to growth in the portfolio, including an increase in the number of dealers in our floorplan program, and an increase in the effective yield resulting from rising short-term benchmark interest rates.

Costs and Expenses	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Operating expenses	$384	$369	$15	4.1%
Leased vehicle expenses	$1,574	$1,677	$(103)	(6.1)%
Provision for loan losses	$150	$180	$(30)	(16.7)%
Interest expense	$879	$838	$41	4.9%
Average debt outstanding	$90,545	$85,591	$4,954	5.8%
Effective rate of interest on debt	3.9%	3.9%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.6% for both the three months ended September 30, 2019 and 2018.
Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.4% for the three months ended September 30, 2019 from 1.9% for the three months ended September 30, 2018, primarily due to an increase in our recovery rate forecast on repossessed vehicles that we recorded in the three months ended September 30, 2019.
Interest Expense Interest expense increased due to an increase in the average debt outstanding resulting from growth in earning assets.
Taxes Our consolidated effective income tax rate was 29.0% and 12.6% of income before income taxes and equity income for the three months ended September 30, 2019 and 2018. The increase in the effective income tax rate is primarily due to a reduction in our electric vehicle tax credit in 2019 and a favorable impact from the U.S. tax reform in 2018.
Other Comprehensive Loss
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive loss were $164 million and $35 million for the three months ended September 30, 2019 and 2018. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the three months ended September 30, 2019 was primarily due to changes in the value of the Brazilian Real and the Chinese Yuan Renminbi. The foreign currency translation loss for the three months ended September 30, 2018 was primarily due to changes in the value of the Chinese Yuan Renminbi, the Mexican Peso, the Brazilian Real and the Canadian Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Average Earning Assets	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Average retail finance receivables	$42,103	$35,130	$6,973	19.8%
Average commercial finance receivables	12,614	10,302	2,312	22.4%
Average finance receivables	54,717	45,432	9,285	20.4%
Average leased vehicles, net	43,059	43,688	(629)	(1.4)%
Average earning assets	$97,776	$89,120	$8,656	9.7%

Retail finance receivables purchased	$19,682	$17,797	$1,885	10.6%
Leased vehicles purchased	$16,964	$17,345	$(381)	(2.2)%
Average retail finance receivables increased due to a higher volume of new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. decreased to 45.1% for the nine months ended September 30, 2019 from 46.6% for the nine months ended September 30, 2018. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. Average commercial finance receivables increased primarily due to an increase in our GM-franchised dealer commercial lending relationships.

Revenue	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Finance charge income
Retail finance receivables	$2,508	$2,271	$237	10.4%
Commercial finance receivables	$530	$396	$134	33.8%
Leased vehicle income	$7,536	$7,445	$91	1.2%
Other income	$344	$305	$39	12.8%
Equity income	$126	$141	$(15)	(10.6)%
Effective yield - retail finance receivables	8.0%	8.6%
Effective yield - commercial finance receivables	5.6%	5.1%
Finance charge income on retail finance receivables increased due to growth in the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to increased lending to borrowers with prime credit. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance charge income on commercial finance receivables increased due to growth in the portfolio, including an increase in the number of dealers in our floorplan program, and an increase in the effective yield resulting from rising benchmark interest rates.
Other income increased primarily due to an increase in investment income due to higher short-term interest rates.

Costs and Expenses	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	Amount	Percentage
Operating expenses	$1,131	$1,116	$15	1.3%
Leased vehicle expenses	$5,025	$5,148	$(123)	(2.4)%
Provision for loan losses	$504	$444	$60	13.5%
Interest expense	$2,778	$2,373	$405	17.1%
Average debt outstanding	$91,777	$83,637	$8,140	9.7%
Effective rate of interest on debt	4.0%	3.8%
Operating Expenses Operating expenses as an annualized percentage of average earning assets decreased to 1.5% for the nine months ended September 30, 2019 from 1.7% for the nine months ended September 30, 2018, primarily due to efficiency gains achieved through higher earning asset levels.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Provision for Loan Losses As an annualized percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.6% for the nine months ended September 30, 2019 from 1.7% for the nine months ended September 30, 2018, primarily due to a shift in the credit mix of the portfolio to a larger percentage of prime loans.
Interest Expense Interest expense increased due to an increase in the average debt outstanding resulting from growth in earning assets as well as a higher effective rate of interest on our debt.
Taxes Our consolidated effective income tax rate was 28.1% and 16.8% of income before income taxes and equity income for the nine months ended September 30, 2019 and 2018. The increase in the effective income tax rate is primarily due to a reduction in our electric vehicle tax credit in 2019 and a favorable impact from the U.S. tax reform in 2018.
Other Comprehensive Loss
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive loss were $99 million and $221 million for the nine months ended September 30, 2019 and 2018. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation losses for the nine months ended September 30, 2019 and 2018 were primarily due to changes in the value of the Chinese Yuan Renminbi, the Brazilian Real and the Canadian Dollar.
Earning Asset Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$25,417	60.6%	$24,434	60.0%
Near-prime - FICO Score 620 to 679	6,628	15.8	6,144	15.1
Sub-prime - FICO Score less than 620	9,922	23.6	10,124	24.9
Retail finance receivables, net of fees	41,967	100.0%	40,702	100.0%
Less: allowance for loan losses	(856)		(844)
Retail finance receivables, net	$41,111		$39,858
Number of outstanding contracts	2,660,827		2,607,703
Average amount of outstanding contracts (in dollars)(a)	$15,772		$15,608
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.0%		2.1%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	September 30, 2019		September 30, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,252	3.0%	$1,302	3.4%
Greater than 60 days	514	1.2	498	1.3
Total finance receivables more than 30 days delinquent	1,766	4.2	1,800	4.7
In repossession	48	0.1	53	0.2
Total finance receivables more than 30 days delinquent or in repossession	$1,814	4.3%	$1,853	4.9%
Delinquency improved primarily due to the shift in credit mix to prime credit.
TDRs Refer to Note 3 to our condensed consolidated financial statements for further discussion of TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Charge-offs	$300	$285	$886	$878
Less: recoveries	(133)	(130)	(410)	(398)
Net charge-offs	$167	$155	$476	$480
Net charge-offs as an annualized percentage of average retail finance receivables	1.6%	1.7%	1.5%	1.8%
Net charge-offs as an annualized percentage of average retail finance receivables decreased during the three and nine months ended September 30, 2019 from the corresponding period in 2018, primarily due to the shift in the portfolio toward prime credit quality.

Commercial Finance Receivables	September 30, 2019	December 31, 2018
Commercial finance receivables, net of fees	$13,298	$12,721
Less: allowance for loan losses	(77)	(67)
Commercial finance receivables, net	$13,221	$12,654
Number of dealers	1,852	1,750
Average carrying amount per dealer	$7	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.5%
There were insignificant charge-offs of commercial finance receivables during the three and nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, substantially all of our commercial finance receivables were current with respect to payment status and none were classified as TDRs.
Leased Vehicles At September 30, 2019 and 2018, 99.1% and 98.8% of our operating leases were current with respect to payment status.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2019			December 31, 2018
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,079	971	59.3%	$15,057	917	53.8%
Trucks	7,154	285	17.4	7,299	296	17.4
Cars	3,688	273	16.7	4,884	379	22.3
SUVs	3,970	109	6.6	4,160	111	6.5
Total	$30,891	1,638	100.0%	$31,400	1,703	100.0%
Used vehicle prices for the nine months ended September 30, 2019 decreased slightly compared to the same period in 2018. We expect used vehicle prices to decrease approximately 3% for the full year 2019 compared to 2018, primarily due to increases in the industry supply of used vehicles as well as increases in our volume of lease terminations.

GENERAL MOTORS FINANCIAL COMPANY, INC.

The following table summarizes additional information for operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating leases originated	147	141	433	450
Operating leases terminated	177	130	498	393
Operating lease vehicles returned(a)	128	83	370	269
Percentage of lease vehicles returned(b)	72%	64%	74%	68%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating leases returned divided by the number of operating leases terminated.
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
Cash Flow During the nine months ended September 30, 2019, net cash provided by operating activities increased primarily due to a decrease in net collateral posted for derivative positions of $1.0 billion as a result of favorable changes in interest rates on our collateralized derivative portfolio.
During the nine months ended September 30, 2019, net cash used in investing activities decreased primarily due to increased collections and recoveries on retail finance receivables of $5.7 billion, an increase in proceeds received on terminated leases of $1.9 billion, a decrease in purchases of leased vehicles of $0.6 billion, and a decrease in funding of commercial finance receivables of $0.3 billion, partially offset by an increase in purchases of retail finance receivables of $2.1 billion.
During the nine months ended September 30, 2019, net cash used in financing activities increased primarily due to an increase in debt payments, net of new borrowings of $8.8 billion and a decrease in the issuance of preferred stock of $0.5 billion.

Liquidity	September 30, 2019	December 31, 2018
Cash and cash equivalents(a)	$3,218	$4,883
Borrowing capacity on unpledged eligible assets	20,685	18,048
Borrowing capacity on committed unsecured lines of credit	330	290
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$27,233	$26,221
_________________

(a)
Includes $354 million and $503 million in unrestricted cash outside of the U.S. at September 30, 2019 and December 31, 2018. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During the nine months ended September 30, 2019, available liquidity increased primarily due to an increase in borrowing capacity on new and renewed secured revolving credit facilities, resulting from the issuance of securitizations and unsecured debt.
The Support Agreement provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. In April 2019, GM renewed the GM Revolving 364-Day Credit Facility for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At September 30, 2019, we had no borrowings outstanding under any of these facilities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At September 30, 2019, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,466	$1,839
Revolving commercial asset-secured facilities(b)	4,053	270
Total secured	26,519	2,109
Unsecured committed facilities	415	85
Unsecured uncommitted facilities(c)	1,580	1,580
Total unsecured	1,995	1,665
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,514	$3,774
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $64 million in advances outstanding and $693 million in unused borrowing capacity on these facilities at September 30, 2019.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.6 billion in unused borrowing capacity on these facilities at September 30, 2019.

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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At September 30, 2019
2015	June 2021	-	December 2023	$4,324	$505
2016	February 2022	-	September 2024	$6,600	1,548
2017	January 2020	-	May 2025	$21,449	8,285
2018	June 2020	-	September 2026	$23,005	14,438
2019	April 2022	-	November 2026	$14,187	12,210
Total active securitizations					36,986
Debt issuance costs					(66)
Total					$36,920
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize SPEs which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2019, the aggregate principal amount of our outstanding unsecured senior notes was $45.0 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At September 30, 2019, we had $3.3 billion of this type of unsecured debt outstanding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Support Agreement At September 30, 2019 and December 31, 2018, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.36x and 9.05x, and the applicable leverage ratio threshold was 11.50x.

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

•	the prices at which used vehicles are sold in the wholesale auction markets;

•	vehicle return rates, our ability to estimate residual value at the inception of a lease and the residual value performance on vehicles we lease;

•	interest rate fluctuations and certain related derivatives exposure;

•	foreign currency exchange rate fluctuations and other risks applicable to our operations outside of the U.S.;

•	changes to the LIBOR calculation process and potential phasing out of LIBOR;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards and regulatory or supervisory requirements;

•	changes in local, regional, national or international economic, social or political conditions;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2018. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2018 Form 10-K.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

General Motors Financial Company, Inc.
(Registrant)

Date:	October 29, 2019	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer