Form 10-K
period 2019-12-31
General Motors Financial Company, Inc.
filed 2020-02-05
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 4, 2020, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
DOCUMENTS INCORPORATED BY REFERENCE
NONE
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Business
General General Motors Financial Company, Inc. (sometimes referred to as we, us, our, the Company, or GM Financial), the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, the European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The results of operations of the European Operations are presented as discontinued operations in our consolidated financial statements for the year ended December 31, 2017. Refer to Note 15 to our consolidated financial statements for additional details regarding our disposal of these operations. Unless otherwise indicated, information contained herein relates to our continuing operations.
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
International Segment Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in Asia/Pacific. Certain of our international operations were originally a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM. Due to this longstanding relationship, the international operations have substantial business related to GM and its dealer network. The retail lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles. We also offer finance- and/or vehicle-related insurance and other products.
Retail Finance In our retail finance business the term "loan" refers to retail installment contracts we purchase from automobile dealers or other vehicle financing products. We also purchase lease agreements for new GM vehicles.
Marketing As an indirect auto finance provider, we focus our marketing activities on automobile dealers. We primarily pursue franchised dealerships; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles, moderately priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Origination Data Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows:

	Years ended December 31,
	2019	2018	2017
New GM vehicles	$42,316	$44,124	$40,326
Other vehicles	5,200	4,650	5,015
Total	$47,516	$48,774	$45,341
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Floorplan lending is typically structured to yield interest at a floating rate indexed to an appropriate benchmark rate. The rate for a particular dealership is based on, among other things, the dealership's creditworthiness, the amount of the credit line, the dealer's risk rating and whether or not the dealership is in default. Interest on floorplan loans is generally payable monthly. GM offers floorplan interest subvention in specific International Segment markets, under which GM makes payments to us to cover certain periods of interest on certain floorplan loans. Upon the sale or lease of a financed vehicle, the dealer must repay the advance on the vehicle according to the repayment terms. These repayment terms may vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale.
We periodically inspect and verify the location of the financed vehicles that are available for sale. The timing of the verifications varies and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with its credit agreement as to repayment terms and to determine the status of our collateral.
As part of our floorplan lending agreement, we offer a cash management program. Under the program, subject to certain conditions, a dealer may choose to reduce the amount of interest on their floorplan line by making principal payments to us in advance. This program allows for the dealer to manage their liquidity position and reduce their interest cost while maintaining the repayment terms on the advances made associated with new vehicles.
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
Secured Credit Facilities Some loans and leases are funded using secured credit facilities with participating banks providing financing either directly or through institutionally managed conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under these secured credit facilities bear interest at benchmark rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we also finance loans through the sale of receivables to banks under a full recourse arrangement.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
We utilize senior-subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest-rated, asset-backed securities. The level of credit enhancement in future senior-subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the assets transferred, as well as our credit trends and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower-rated subordinated bonds at rates we consider acceptable.
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
Trade Names We and GM have obtained federal trademark protection for the AmeriCredit, GM Financial and GMAC names and the logos that incorporate those names. Certain other names, logos and phrases we use in our business operations have also been trademarked. The trademarks that we and GM hold are very important to our identity and recognition in the marketplace.
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
Competition The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions, leasing companies and independent finance companies. Many of these competitors have substantial financial resources, highly competitive funding costs and significant scale and efficiency. Capital inflows from investors to support the growth of new entrants in the automobile finance market, as well as growth initiatives from more established market participants, have resulted in increasingly competitive conditions. While

GENERAL MOTORS FINANCIAL COMPANY, INC.

we have a competitive advantage when GM-sponsored subvention or other support programs are offered exclusively through us to targeted GM dealers and their customers, when no subvention or other support programs are offered, our competitors can often provide financing on terms more favorable to customers or dealers than we may offer. Many of these competitors also have longstanding relationships with automobile dealerships and may offer the dealerships or their customers other products and services, which we may not currently provide.
Employees At December 31, 2019, we employed approximately 10,000 people, excluding our joint venture employees. We participate in mandatory national collective bargaining agreements where they are required, and maintain satisfactory working relationships with trade union representatives where they exist.
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
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationship with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, GM's operations that may require restructuring or rationalization actions, or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and other incentive programs available through us. Under these programs, GM makes interest supplements or other support payments to us and may offer various incentives to borrowers who finance their vehicles with us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
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
Substantially all of our revenue is generated from financial products offered to or through automotive dealers. Whether we are able to originate automotive loans and leases, as well as maintain and grow our commercial lending portfolio, is dependent upon dealers' effectiveness in marketing our financial products to their retail and lease customers and select our commercial lending products over those of our competitors. As a result, our ability to cultivate and maintain strong relationships with dealers, particularly GM-franchised dealers, is essential to our operations.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At the inception of a lease, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the industry volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results. Further, a material decrease in the value of a leased asset group could result in an impairment charge, which would adversely affect our financial results.
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
We do not control the operations of our joint ventures, and we do not have a majority interest in the joint ventures. In the joint ventures, we share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint ventures. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities, as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our co-owners' interest. In joint ventures, we are required to foster our relationship with our co-owners as well as promote the overall success of the joint ventures, and if a co-owner changes or relationships deteriorate, our success in the joint ventures may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, and as such, we do not receive the full benefits from a successful joint venture. As a result of having limited control over the actions of the joint ventures, we may be unable to prevent misconduct or other violations of applicable laws. Moreover, the joint ventures may not follow the same requirements regarding internal controls and internal control over financial reporting that we follow. To

GENERAL MOTORS FINANCIAL COMPANY, INC.

the extent another party makes decisions that negatively impact the joint ventures or internal control issues arise within the joint ventures, we may have to take responsive or other actions or we may be subject to penalties, fines or other related actions for these activities that could have a material adverse impact on our business, financial condition and results of operations. In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the Chinese market continues to develop, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition, increased U.S.-China trade restrictions and weakening economic conditions in China, among other things, may result in price reductions, reduced sales, profitability and margins, and challenges to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive sales volume in China. If our joint ventures are unable to maintain their position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be materially adversely affected.
We may incur additional tax expense or become subject to additional tax exposure.
We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and/or regulations in the countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws, changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.
Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.
We have certain floating-rate obligations, hedging transactions, and floating-rate dealer loans that determine their applicable interest rate or payment amount by reference to LIBOR.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculations of LIBOR after 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after 2021.
Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. It is currently unknown whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
At this time, it is not possible to predict the effect that these developments or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating-rate debt instruments, including our floating-rate debt. Any such discontinuance, modification, alternative reference rates or other reforms may materially adversely affect interest rates on our current or future indebtedness. Further, there is a risk that discontinuation of LIBOR, without an adequate replacement, will impact our ability to manage interest rate risk effectively.
Security breaches and other disruptions to information technology systems and networks owned or maintained by us, or third-party vendors or suppliers on our behalf, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.
We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes, activities and products. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our customers and employees in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the protection of their data. Despite security measures and business continuity plans, these systems and networks may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, malware (including

GENERAL MOTORS FINANCIAL COMPANY, INC.

“ransomware”), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems and networks. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and networks and the data that resides therein. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information; disrupt operations; or reduce the competitive advantage we hope to derive from our investment in advanced technologies. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material.
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
Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. In addition, increased attention to data practices may result in the adoption of new regulations in the markets we serve. New data protection regimes are coming into effect in Brazil and China, and in the U.S., California has adopted laws and regulations imposing obligations regarding personal data. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. In some cases, these laws provide a private right of action that would allow customers to bring suit directly against us for mishandling their data.
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

•
political and economic instability, social unrest, natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus, war, and terrorism; and

•
compliance with laws and regulations applicable to international operations, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and international trade and economic sanctions laws.

The effects of these risks may, individually or in the aggregate, adversely affect our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices, primarily in North America and Latin America.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Item 6. Selected Financial Data
Omitted in accordance with General Instruction I to Form 10-K.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
General We are a global provider of automobile finance solutions, and we operate in the auto finance market as the wholly-owned captive finance subsidiary of GM. We evaluate our business in two operating segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in Asia/Pacific.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. Refer to Note 1 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates. The accounting estimates that we believe are the most critical to understanding and evaluating our reported financial results include the following:
Residual Value of Leased Vehicles We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. We estimate the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on our future ability to market the vehicles under prevailing market conditions.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

At December 31, 2019, the estimated residual value of our leased vehicles at the end of the lease term was $30.4 billion. Depreciation reduces the carrying value of each leased asset in our operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We periodically perform a review of the adequacy of the depreciation rates. If we believe that the expected residual values for our leased assets have changed, we revise the depreciation rate to ensure that our net investment in operating leases will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to the depreciation rate would result in a change in the depreciation expense on the leased assets, which is recorded prospectively on a straight-line basis. The following table illustrates the effect of a 1% change in the estimated residual values at December 31, 2019, which would increase or decrease depreciation expense over the remaining term of our operating lease portfolio, holding all other assumptions constant:

Impact to Depreciation Expense
Crossovers	$159
Trucks	73
SUVs	39
Cars	33
Total	$304
Used vehicle prices decreased 3% in 2019 compared to 2018. We expect a decrease of 3% to 4% in 2020 compared to 2019, primarily due to continued elevated levels in the industry supply of used vehicles. Used vehicle prices are an input to estimated residual values, and to the extent that used vehicle prices decrease more than anticipated by the estimated residual values, we will record increased depreciation expense or evaluate for impairment.
We also evaluate the carrying value of the operating leases aggregated by vehicle make, year and model into leased asset groups, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. We believe no impairment indicators existed during 2019, 2018 or 2017.
Retail Finance Receivables and the Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. We believe that the allowance for loan losses on retail finance receivables is adequate to cover probable losses inherent in our retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount over the loss confirmation period (LCP) will not exceed such estimates or that our credit loss assumptions will not increase. A 10% and 20% increase in estimated cumulative charge-offs after recoveries on the portfolio over the LCP would increase the allowance for loan losses at December 31, 2019 by $87 million and $173 million.
Income Taxes We are subject to income tax in the U.S. and various other state and foreign jurisdictions. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. Refer to Note 14 to our consolidated financial statements for more information relating to our tax sharing agreement with GM for our U.S. operations.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

The U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) changed many aspects of U.S. corporate income taxation, including the reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. During 2018, we filed our 2017 U.S. federal income tax return and updated our 2017 estimated tax benefit from $240 million to $286 million, primarily related to the remeasurement of transition tax as a result of proposed regulations issued in August 2018 and associated impacts to our deferred tax asset carryforwards.
Results of Operations
This section discusses our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018. For a discussion and analysis of the year ended December 31, 2018, compared to the same period in 2017 please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 6, 2019.
Income before income taxes for the year ended December 31, 2019 increased to $2.1 billion from $1.9 billion for the year ended December 31, 2018 primarily due to the following:

•
Retail finance charge income increased $314 million primarily due to an increase in the average balance of the consumer finance receivables portfolio, partially offset by a decrease in effective yield as the credit mix of the U.S. portfolio has shifted to lower yielding prime loan assets.

•	Commercial finance charge income increased $128 million due to an increase in the average balance of the commercial finance receivables portfolio as well as increased interest rates on the portfolio.

•	Leased vehicle income net of leased vehicle expenses increased $301 million primarily due to increased lease terminations resulting in an overall increase in lease termination gains.

•
Interest expense increased $416 million, of which $233 million was due to a higher average balance of debt outstanding and $183 million was due to an increase in the effective rate of interest on debt.

Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 13.7% in 2019 from 15.2% in 2018 primarily due to a higher effective tax rate.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity decreased to 15.4% in 2019 from 17.2% in 2018 primarily due to a higher effective tax rate.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Years ended December 31,
	2019	2018
Net income attributable to common shareholder	$1,477	$1,504

Average equity	$12,270	$11,049
Less: average preferred equity	(1,477)	(1,136)
Average common equity	10,793	9,913
Less: average goodwill	(1,186)	(1,192)
Average tangible common equity	$9,607	$8,721

Return on average common equity	13.7%	15.2%
Return on average tangible common equity	15.4%	17.2%

GENERAL MOTORS FINANCIAL COMPANY, INC.

Our calculation of this non-GAAP measure may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of this non-GAAP measure has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures. This non-GAAP measure allows investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve our return on average tangible common equity. Management uses this measure in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. For these reasons, we believe this non-GAAP measure is useful for our investors.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Average Earning Assets	Years Ended December 31,		2019 vs. 2018
	2019	2018	Amount	Percentage
Average retail finance receivables	$42,112	$36,167	$5,945	16.4%
Average commercial finance receivables	12,429	10,689	1,740	16.3%
Average finance receivables	54,541	46,856	7,685	16.4%
Average leased vehicles, net	42,881	43,710	(829)	(1.9)%
Average earning assets	$97,422	$90,566	$6,856	7.6%

Retail finance receivables purchased	$25,150	$26,181	$(1,031)	(3.9)%
Leased vehicles purchased	$22,366	$22,593	$(227)	(1.0)%
Average retail finance receivables increased due to a higher volume of new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. decreased to 43.1% in 2019 from 49.1% in 2018. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. Average commercial finance receivables increased primarily due to growth in our GM-franchised dealer commercial lending relationships.

Revenue	Years Ended December 31,		2019 vs. 2018
	2019	2018	Amount	Percentage
Finance charge income
Retail finance receivables	$3,384	$3,070	$314	10.2%
Commercial finance receivables	$687	$559	$128	22.9%
Leased vehicle income	$10,032	$9,963	$69	0.7%
Other income	$451	$424	$27	6.4%
Equity income	$166	$183	$(17)	(9.3)%
Effective yield - retail finance receivables	8.0%	8.5%
Effective yield - commercial finance receivables	5.5%	5.2%
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
Finance charge income on commercial finance receivables increased due to growth in the portfolio, including an increase in the number of dealers in our floorplan program, and an increase in the effective yield resulting from higher average benchmark interest rates.

Costs and Expenses	Years Ended December 31,		2019 vs. 2018
	2019	2018	Amount	Percentage
Operating expenses	$1,564	$1,522	$42	2.8%
Leased vehicle expenses	$6,685	$6,917	$(232)	(3.4)%
Provision for loan losses	$726	$642	$84	13.1%
Interest expense	$3,641	$3,225	$416	12.9%
Average debt outstanding	$91,189	$85,050	$6,139	7.2%
Effective rate of interest on debt	4.0%	3.8%

GENERAL MOTORS FINANCIAL COMPANY, INC.

Operating Expenses Operating expenses as a percentage of average earning assets decreased to 1.6% for 2019 from 1.7% for 2018, primarily due to efficiency gains achieved through higher average earning asset levels.
Provision for Loan Losses As a percentage of average retail finance receivables, the provision for retail loan losses decreased to 1.6% for 2019 from 1.7% for 2018, as the credit mix of the U.S. portfolio has shifted to a larger percentage of prime loans.
Interest Expense Interest expense increased due to an increase in the average debt outstanding resulting from growth in average earning assets as well as a higher effective rate of interest on our debt.
Taxes Our consolidated effective income tax rate was 27.7% and 18.9% of income before income taxes and equity income for 2019 and 2018. The increase in the effective income tax rate is primarily due to a reduction in our electric vehicle tax credit in 2019 and a favorable impact from U.S. tax law changes in 2018.
Other Comprehensive (Loss) Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $5 million and $(291) million for 2019 and 2018. Translation adjustments resulted from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to foreign currencies. The foreign currency translation gain for 2019 was primarily due to depreciating values of the Canadian Dollar and the Mexican Peso, partially offset by appreciating values of the Brazilian Real and the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for 2018 was primarily due to changes in the values of the Brazilian Real, the Canadian Dollar, and the Chinese Yuan Renminbi in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$25,439	60.2%	$24,434	60.0%
Near-prime - FICO Score 620 to 679	6,862	16.2	6,144	15.1
Sub-prime - FICO Score less than 620	9,967	23.6	10,124	24.9
Retail finance receivables, net of fees	42,268	100.0%	40,702	100.0%
Less: allowance for loan losses	(866)		(844)
Retail finance receivables, net	$41,402		$39,858
Number of outstanding contracts	2,656,525		2,607,703
Average amount of outstanding contracts (in dollars)(a)	$15,911		$15,608
Allowance for loan losses as a percentage of retail finance receivables, net of fees	2.0%		2.1%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by the number of outstanding contracts.
Delinquency The following is a consolidated summary of the contractual amounts of delinquent retail finance receivables:

	December 31, 2019		December 31, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,354	3.2%	$1,349	3.3%
Greater than 60 days	542	1.3	547	1.4
Total finance receivables more than 30 days delinquent	1,896	4.5	1,896	4.7
In repossession	44	0.1	44	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,940	4.6%	$1,940	4.8%
Delinquency improved as the credit mix of the U.S. portfolio has shifted to a larger percentage of prime loans.
Troubled Debt Restructurings (TDRs) Refer to Note 1 and Note 3 to our consolidated financial statements for further information on TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2019	2018	2017
Charge-offs	$1,218	$1,196	$1,171
Less: recoveries	(548)	(536)	(552)
Net charge-offs	$670	$660	$619
Net charge-offs as a percentage of average retail finance receivables	1.6%	1.8%	2.0%

Net charge-offs as a percentage of average retail finance receivables decreased during 2019 from the prior years, as the credit mix of the U.S. portfolio has shifted to a larger percentage of prime loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	December 31, 2019	December 31, 2018
Commercial finance receivables, net of fees	$12,149	$12,721
Less: allowance for loan losses	(78)	(67)
Commercial finance receivables, net	$12,071	$12,654
Number of dealers	1,872	1,750
Average carrying amount per dealer	$6	$7
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.5%
At December 31, 2019, commercial finance receivables classified as TDRs were insignificant. At December 31, 2018, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for 2019, 2018 and 2017, and substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2019 and 2018.
Leased Vehicles At December 31, 2019 and 2018, 99.1% and 98.8% of our operating leases were current with respect to payment status.
The following table summarizes the residual value and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2019			December 31, 2018
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$15,950	972	60.5%	$15,057	917	53.8%
Trucks	7,256	288	18.0	7,299	296	17.4
SUVs	3,917	108	6.7	4,160	111	6.5
Cars	3,276	238	14.8	4,884	379	22.3
Total	$30,399	1,606	100.0%	$31,400	1,703	100.0%
Used vehicle prices decreased 3% in 2019 compared to 2018. We expect a decrease of 3% to 4% in 2020 compared to 2019, primarily due to continued elevated levels in the industry supply of used vehicles.
The following table summarizes additional information for operating leases (in thousands):

	Years ended December 31,
	2019	2018	2017
Operating leases originated	566	587	678
Operating leases terminated	664	536	349
Operating lease vehicles returned(a)	498	369	238
Percentage of lease vehicles returned(b)	75%	69%	68%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)	Calculated as the number of operating lease vehicles returned divided by the number of operating leases terminated.
Operating leases terminated and operating lease vehicles returned increased due to the maturity of the leased asset portfolio. The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and/or growth and age of the lease portfolio.
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
Cash Flow During 2019, net cash provided by operating activities increased primarily due to a decrease in net collateral posted for derivative positions of $0.8 billion as a result of favorable changes in interest rates on our collateralized derivative portfolio.
During 2019, net cash used in investing activities decreased primarily due to increased collections and recoveries on retail finance receivables of $5.5 billion, a decrease in net funding of commercial finance receivables of $3.2 billion, an increase in proceeds received on terminated leases of $2.4 billion, a decrease in purchases of retail finance receivables of $1.0 billion, and a decrease in purchases of leased vehicles of $0.3 billion.
During 2019, net cash used in financing activities increased primarily due to an increase in debt repayments of $9.2 billion, a decrease in borrowings of $4.8 billion, and a decrease in the issuance of preferred stock of $0.5 billion.

Liquidity	December 31, 2019	December 31, 2018
Cash and cash equivalents(a)	$3,311	$4,883
Borrowing capacity on unpledged eligible assets	17,537	18,048
Borrowing capacity on committed unsecured lines of credit	298	290
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$24,146	$26,221
_________________

(a)
Includes $390 million and $503 million in unrestricted cash outside of the U.S. at December 31, 2019 and 2018. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

During 2019, available liquidity decreased primarily due to a decrease in cash and cash equivalents and increased credit facilities utilization, resulting from a decrease in issuances of securitizations and unsecured debt. At December 31, 2019, available liquidity was in line with our liquidity targets.
Our support agreement with GM (the Support Agreement) provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. We also have exclusive access to GM's 364-day $2.0 billion facility (the GM Revolving 364-Day Credit Facility). In April 2019, GM renewed the GM Revolving 364-Day Credit Facility for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At December 31, 2019, we had no borrowings outstanding under any of these facilities.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at February 4, 2020:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB	BBB	R-2	Stable
Fitch	BBB	BBB	F-2	Stable
Moody’s	Baa3	Baa3	P-3	Stable
S&P	BBB	BBB	A-2	Stable
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At December 31, 2019, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,654	$6,152
Revolving commercial asset-secured facilities(b)	4,063	—
Total secured	26,717	6,152
Unsecured committed facilities	401	103
Unsecured uncommitted facilities(c)	1,833	1,833
Total unsecured	2,234	1,936
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,951	$8,088
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them.  We had $127 million in advances outstanding and $656 million in unused borrowing capacity on these facilities at December 31, 2019.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.6 billion in unused borrowing capacity on these facilities at December 31, 2019.

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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2019
2015	August 2021	-	December 2023	$3,151	$318
2016	February 2022	-	September 2024	$6,660	1,321
2017	January 2020	-	May 2025	$19,234	6,669
2018	June 2020	-	September 2026	$22,781	12,375
2019	April 2022	-	July 2027	$16,404	13,179
Total active securitizations					33,862
Debt issuance costs					(55)
Total					$33,807
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. Refer to Note 8 to our consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2019, the aggregate principal amount of our outstanding unsecured senior notes was $43.7 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At December 31, 2019, we had $3.4 billion of this type of unsecured debt outstanding.
Support Agreement Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.30x and 9.05x at December 31, 2019 and 2018, and the applicable leverage ratio threshold was 11.50x. The earning assets leverage ratio decreased during 2019 due to growth in earnings and stable earning assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Dividends on Common Stock In October 2019 and 2018, our Board of Directors declared and paid dividends of $400 million and $375 million on our common stock to General Motors Holdings LLC. Future dividends are payable at the sole discretion of our Board of Directors and will depend on a number of factors including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.
Off-Balance Sheet Arrangements We do not currently utilize off-balance sheet securitization arrangements. All finance receivables and related obligations subject to securitization programs were recorded on our consolidated balance sheets at December 31, 2019 and 2018.
Contractual Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Secured debt	$24,089	$10,233	$3,781	$1,182	$731	$—	$40,016
Unsecured debt	11,498	10,457	7,982	5,856	5,064	8,160	49,017
Interest payments(a)	2,485	1,573	982	707	431	477	6,655
	$38,072	$22,263	$12,745	$7,745	$6,226	$8,637	$95,688
_________________

(a)	Interest payments were determined using the interest rate in effect at December 31, 2019 for floating rate debt and the contractual rates for fixed-rate debt.
At December 31, 2019, we had liabilities associated with uncertain tax positions of $135 million, including penalties and interest. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.
Under our tax sharing arrangement with GM, we are responsible for our tax liabilities as if we filed separate returns. At December 31, 2019, we had related party taxes payable of $4 million for state tax liabilities. Refer to Note 14 to our consolidated financial statements for more information.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2019. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	GM's ability to sell new vehicles that we finance in the markets we serve;

•	dealers' effectiveness in marketing our financial products to consumers;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the sufficiency, availability and cost of sources of financing, including credit facilities, securitization programs and secured and unsecured debt issuances;

•	the adequacy of our underwriting criteria for loans and leases and the level of net charge-offs, delinquencies and prepayments on the loans and leases we purchase or originate;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards and regulatory or supervisory requirements;

•	the adequacy of our allowance for loan losses on our finance receivables;

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

•	the prices at which used vehicles are sold in the wholesale auction markets;

•	vehicle return rates, our ability to estimate residual value at the inception of a lease and the residual value performance on vehicles we lease;

•	interest rate fluctuations and certain related derivatives exposure;

•	our joint ventures in China, which we cannot operate solely for our benefit and over which we have limited control;

•	changes in the determination of LIBOR and other benchmark rates;

•
our ability to secure private customer and employee data or our proprietary information, manage risks related to security breaches and other disruptions to our networks and systems and comply with enterprise data regulations in all key market regions;

•
foreign currency exchange rate fluctuations, public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus and other risks applicable to our operations outside of the U.S.; and

•	changes in local, regional, national or international economic, social or political conditions.
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
Our debt includes long-term unsecured debt and securitization notes payable. Our senior unsecured debt issuances have tenors of up to ten years. Approximately 84% of these debt instruments are fixed-rate and pay equal interest payments over the life of

GENERAL MOTORS FINANCIAL COMPANY, INC.

the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
Risk Management Our interest rate risk management objective is to reduce volatility in our cash flows and volatility in our economic value from changes in interest rates based on an established risk tolerance that may vary by market. We use economic value of equity sensitivity analysis and duration gap analysis to evaluate potential long-term effects of changes in interest rates. We then enter into interest rate derivatives to convert portions of our floating-rate assets and liabilities to fixed or our fixed-rate assets and liabilities to floating to ensure that our exposure falls within the tolerances established by the ALCO. We also use net interest income sensitivity analysis to monitor the level of near-term cash flow exposure. The net interest income sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a 12-month period. The ALCO reviews these metrics and approves the derivative strategy required to maintain exposure within approved thresholds prior to execution. Management monitors our hedging activities to ensure that the value of derivative financial instruments, their correlation to the instruments being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that our strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on our profitability. We do not engage in any speculative trading in derivatives.
Quantitative Disclosure We measure the sensitivity of our net interest income to changes in interest rates by using interest rate scenarios that assume a hypothetical, instantaneous parallel shift of 100 basis points in all interest rates across all maturities, as well as a base case that assumes that rates perform at the current market forward curve. However, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the 100 basis points assumed in our analysis. Therefore, the actual impact to our net interest income could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.

Net Interest Income Sensitivity	December 31, 2019	December 31, 2018
100 basis points instantaneous increase in interest rates	$(4.6)	$10.7
100 basis points instantaneous decrease in interest rates(a)	$4.6	$(10.7)
________________

(a)	Net interest income sensitivity given a 100 basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.
At December 31, 2019, we were liability-sensitive, meaning that we expect more liabilities than assets to re-price within the next 12 months. During a period of rising interest rates, the interest paid on our liabilities would increase more than the interest earned on our assets, which would initially decrease our net interest income. During a period of falling interest rates, we would expect our net interest income to initially increase. At December 31, 2018, we were asset-sensitive, meaning that we expected more assets than liabilities to re-price within the next 12 months. During a period of rising interest rates, the interest earned on our assets would increase more than the interest paid on our debt, which would initially increase our net interest income. During a period of falling interest rates, we would expect our net interest income to initially decrease.
Our net interest income sensitivity continued to decrease in 2019 from 2018 primarily due to our ALCO strategy of hedging our fixed-rate asset originations with pay-fixed interest rate swaps.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2019	December 31, 2018
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$37	$42
Pay-floating, receive-fixed interest rate swaps	32	29
Long interest rate caps and floors	17	19
Short interest rate caps and floors	17	20
Total interest rate contracts	103	110
Foreign currency swaps	6	4
Total notional value	$109	$114
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2019 was an asset of $117 million, compared to a liability of $367 million at December 31, 2018. The fair value of our cross-currency swaps decreased due to the strengthening of the U.S. Dollar against other currencies, and the fair value of our interest rate swaps increased overall due to changes in the forward interest rate curve. Refer to Note 9 to our consolidated financial statements for more information.
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

	Years Ended December 31,
	2019	2018	2017
Foreign currency translation (gains) losses recorded in accumulated other comprehensive loss	$(5)	$291	$(450)

(Gains) losses resulting from foreign currency transactions and remeasurement recorded in earnings	$(33)	$(226)	$251
Losses (gains) resulting from foreign currency exchange swaps recorded in earnings	25	238	(242)
Net (gains) losses resulting from foreign currency exchange recorded in earnings	$(8)	$12	$9
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to foreign currencies. The foreign currency translation gain for 2019 was primarily due to depreciating values of the Canadian Dollar and the Mexican Peso, partially offset by appreciating values of the Brazilian Real and the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss in 2018 was primarily due to decreases in the values of the Brazilian Real, the Canadian Dollar, and the Chinese Yuan Renminbi in relation to the U.S. Dollar.
Counterparty Risk Counterparty risk relates to the financial loss we could incur if an obligor or counterparty to a transaction is unable to meet its financial obligations. Typical sources of exposure include balances maintained in bank accounts, investments, and derivative instruments. Investments are typically securities representing high quality monetary instruments that are easily accessible and derivative instruments are used for managing interest rate and foreign currency exchange rate risk. We, together with GM, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.
We enter into arrangements with individual counterparties that we believe are creditworthy and generally settle on a net basis. In addition, the ALCO performs a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Operating Risk We operate in many locations and rely on the abilities of our employees and computer systems to process a large number of transactions. Improper employee actions, improper operation of systems, or unforeseen business interruptions could result in financial loss, regulatory action and damage to our reputation, and breach of contractual obligations. To address this risk, we maintain internal control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, protect the reliability of financial and other data, and minimize the impact of a business interruption on our customers. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our business.

GENERAL MOTORS FINANCIAL COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
February 5, 2020

GENERAL MOTORS FINANCIAL COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of General Motors Financial Company, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of General Motors Financial Company, Inc. and subsidiaries (the "Company") for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Fort Worth, Texas
February 6, 2018

We began serving as the Company's auditor in 2006. In 2018 we became the predecessor auditor.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$3,311	$4,883
Finance receivables, net (Note 3; Note 8 VIEs)	53,473	52,512
Leased vehicles, net (Note 4; Note 8 VIEs)	42,055	43,559
Goodwill (Note 5)	1,185	1,186
Equity in net assets of non-consolidated affiliates (Note 6)	1,455	1,355
Property and equipment, net of accumulated depreciation of $287 and $221	226	251
Deferred income taxes (Note 14)	213	214
Related party receivables (Note 2)	678	729
Other assets (Note 8 VIEs)	6,621	5,231
Total assets	$109,217	$109,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$39,959	$42,835
Unsecured debt (Note 7)	48,979	48,153
Accounts payable and accrued expenses	1,953	1,891
Deferred income	3,648	3,605
Deferred income taxes (Note 14)	946	522
Related party payables (Note 2)	82	63
Other liabilities	924	1,192
Total liabilities	96,491	98,261
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,101	8,058
Accumulated other comprehensive loss	(1,119)	(1,066)
Retained earnings	5,744	4,667
Total shareholders' equity	12,726	11,659
Total liabilities and shareholders' equity	$109,217	$109,920
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2019	2018	2017
Revenue
Finance charge income	$4,071	$3,629	$3,256
Leased vehicle income	10,032	9,963	8,606
Other income	451	424	289
Total revenue	14,554	14,016	12,151
Costs and expenses
Operating expenses	1,564	1,522	1,390
Leased vehicle expenses	6,685	6,917	6,415
Provision for loan losses (Note 3)	726	642	757
Interest expense	3,641	3,225	2,566
Total costs and expenses	12,616	12,306	11,128
Equity income (Note 6)	166	183	173
Income from continuing operations before income taxes	2,104	1,893	1,196
Income tax provision (Note 14)	537	323	111
Income from continuing operations	1,567	1,570	1,085
Loss from discontinued operations, net of tax (Note 15)	—	—	(424)
Net income	$1,567	$1,570	$661
Less: cumulative dividends on preferred stock	90	66	16
Net income attributable to common shareholder	$1,477	$1,504	$645

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$1,567	$1,570	$661
Other comprehensive (loss) income, net of tax
Unrealized loss on hedges, net of income tax benefit of $19, $5 and $2	(58)	(7)	(1)
Defined benefit plans after reclassification adjustment, net of income tax expense of $0, $0 and $9	—	—	21
Foreign currency translation adjustment before reclassification adjustment, net of income tax expense (benefit) of $0, $(1) and $33	5	(291)	253
Reclassification adjustment(a)	—	—	197
Other comprehensive (loss) income, net of tax	(53)	(298)	470
Comprehensive income	$1,514	$1,272	$1,131
_________________

(a)	The reclassification adjustment in 2017 is related to the sale of the European Operations.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at January 1, 2017	$—	$—	$6,505	$(1,238)	$3,426	$8,693
Net income	—	—	—	—	661	661
Other comprehensive income	—	—	—	470	—	470
Stock based compensation	—	—	35	—	—	35
Issuance of preferred stock (Note 11)	—	—	985	—	—	985
Dividends paid (Note 11)	—	—	—	—	(550)	(550)
Balance at December 31, 2017	—	—	7,525	(768)	3,537	10,294
Adoption of accounting standards (Note 1)	—	—	—	—	40	40
Net income	—	—	—	—	1,570	1,570
Other comprehensive loss	—	—	—	(298)	—	(298)
Stock based compensation	—	—	41	—	—	41
Issuance of preferred stock (Note 11)	—	—	492	—	—	492
Dividends paid (Note 11)	—	—	—	—	(434)	(434)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(46)	(46)
Balance at December 31, 2018	—	—	8,058	(1,066)	4,667	11,659
Net income	—	—	—	—	1,567	1,567
Other comprehensive loss	—	—	—	(53)	—	(53)
Stock based compensation	—	—	43	—	—	43
Dividends paid (Note 11)	—	—	—	—	(445)	(445)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(45)	(45)
Balance at December 31, 2019	$—	$—	$8,101	$(1,119)	$5,744	$12,726
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Income from continuing operations	$1,567	$1,570	$1,085
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	7,538	7,697	6,706
Accretion and amortization of loan and leasing fees	(1,953)	(2,018)	(1,711)
Undistributed earnings of non-consolidated affiliates, net	(121)	(183)	(173)
Provision for loan losses	726	642	757
Deferred income taxes	440	239	42
Stock-based compensation expense	50	29	48
Gain on termination of leased vehicles	(652)	(641)	(166)
Other operating activities	53	166	(140)
Changes in assets and liabilities:
Other assets	259	(401)	(54)
Accounts payable and accrued expenses	134	262	153
Other liabilities	28	10	(28)
Net cash provided by operating activities - continuing operations	8,069	7,372	6,519
Net cash provided by operating activities - discontinued operations	—	—	233
Net cash provided by operating activities	8,069	7,372	6,752
Cash flows from investing activities
Purchases of retail finance receivables, net	(25,341)	(26,315)	(19,524)
Principal collections and recoveries on retail finance receivables	22,889	17,357	12,854
Net collections (funding) of commercial finance receivables	650	(2,573)	(2,584)
Purchases of leased vehicles, net	(16,404)	(16,736)	(19,180)
Proceeds from termination of leased vehicles	13,302	10,864	6,667
Purchases of property and equipment	(47)	(60)	(94)
Acquisition of equity interest	(5)	(54)	—
Other investing activities	2	1	2
Net cash used in investing activities - continuing operations	(4,954)	(17,516)	(21,859)
Net cash provided by investing activities - discontinued operations	—	—	3
Net cash used in investing activities	(4,954)	(17,516)	(21,856)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	(304)	1,124	(105)
Borrowings and issuances of secured debt	25,078	26,693	32,480
Payments on secured debt	(27,806)	(23,626)	(27,451)
Borrowings and issuances of unsecured debt	10,457	12,200	15,883
Payments on unsecured debt	(10,276)	(5,215)	(5,018)
Debt issuance costs	(116)	(146)	(155)
Proceeds from issuance of preferred stock	—	492	985
Dividends paid	(491)	(434)	(550)
Net cash (used in) provided by financing activities - continuing operations	(3,458)	11,088	16,069
Net cash provided by financing activities - discontinued operations	—	—	219
Net cash (used in) provided by financing activities	(3,458)	11,088	16,288
Net (decrease) increase in cash, cash equivalents and restricted cash	(343)	944	1,184
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	(68)	81
Cash, cash equivalents and restricted cash at beginning of period	7,443	6,567	5,302
Cash, cash equivalents and restricted cash at end of period	$7,102	$7,443	$6,567
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$3,311	$4,883
Restricted cash included in other assets	3,791	2,560
Total	$7,102	$7,443
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
History and Operations We have been operating in the automobile finance business in the U.S. since September 1992 and have been a wholly-owned subsidiary of GM since October 2010. On October 31, 2017, we completed the sale of certain of our European subsidiaries and branches (collectively, our European Operations) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Operations are presented as discontinued operations in our consolidated financial statements for the year ended December 31, 2017. Refer to Note 15 for further information regarding our disposal of these operations. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to our continuing operations.
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
Net Presentation of Cash Flows on Commercial Finance Receivables and Related Debt Our commercial finance receivables are primarily comprised of floorplan financing, which are loans to dealers to finance vehicle inventory, also known as wholesale or inventory financing. In our experience, these loans are typically repaid within 90 days of when the credit is extended. Furthermore, we typically have the unilateral ability to call the loans and receive payment within 60 days of the call. Therefore, the presentation of the cash flows related to commercial finance receivables are reflected on the consolidated statements of cash flows as "Net collections (funding) of commercial finance receivables."
We have debt agreements to finance our commercial lending activities. The terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances. When a dealer repays a floorplan receivable to us, either the amount advanced against such receivables must be repaid by us or the equivalent amount in new receivables must be added to the borrowing base. The term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within 90 days of when the credit is extended. Therefore, the cash flows related to these debt agreements are reflected on the consolidated statements of cash flows as “Net change in debt (original maturities less than three months).”
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
We believe these factors are relevant in estimating incurred losses, and we also consider an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our retail loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
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
Charge-off Policy Retail finance receivables are generally charged off in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off.
Commercial finance receivables are individually evaluated and, where collectibility of the recorded balance is in doubt, are written down to the fair value of the collateral less costs to sell. Commercial receivables are charged off at the earlier of when they are deemed uncollectible or reach 360 days past due.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impaired Finance Receivables - TDRs In evaluating whether a loan modification constitutes a TDR, our policy for retail loans is that (i) the modification must constitute a concession and (ii) the debtor must be experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to customers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meets the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, we have determined that the second deferment granted by us on a retail loan will be considered a TDR and the loan impaired.
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
Finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. Accounts that become classified as TDRs because of a payment deferral accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer; therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in the U.S. in Chapter 13 bankruptcy would have already been placed on nonaccrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.
Leased Vehicles As lessor, we have investments in leased vehicles recorded as operating leases. Leased vehicles consist of automobiles leased to customers and are carried at amortized cost less unearned manufacturer subvention payments, which are received up front. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement to the estimated residual value. Manufacturer subvention is earned on a straight-line basis as a reduction to depreciation expense.
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
We estimate the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices. Changes in the expected residual value result in increased or decreased depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the carrying amount of the lease and the proceeds from the disposition of the asset, including any insurance proceeds. Under the accounting for impairment or disposal of long-lived assets, vehicles on operating leases are evaluated by asset group for impairment. We aggregate leased vehicles into asset groups based on make, year and model. When asset group indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased assets at the end of the lease, are less than the carrying amount of the lease asset group, an immediate impairment write-down is recognized if the difference is deemed not recoverable.
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
Our continuing involvement with the credit facilities and Trusts consist of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under U.S. GAAP and are consolidated because we have: (i) power over the significant activities of the entities and (ii) an obligation to absorb losses and the right to receive benefits from the VIEs that could be significant to the VIEs. Accordingly, we are the primary beneficiary of the VIEs and the finance receivables, lease-related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. Refer to Note 3, Note 7 and Note 8 for further information.
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
Property and Equipment Property and equipment is carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 30 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operating expenses. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized.
Goodwill Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that trigger a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of a reporting unit exceeds its fair value.
Derivative Financial Instruments We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. We do not use derivative financial instruments for trading or speculative purposes.
Derivative financial instruments are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, our credit exposure is limited to the uncollected interest and the market value related to the instruments that have become favorable to us, to the extent that market values are not collateralized. We maintain a policy of requiring that all derivative instruments be governed by an International Swaps and Derivatives Association Master Agreement. We enter into derivative instruments and establish risks limits with counterparties that we believe are creditworthy and generally settle on a net basis. In addition, management performs a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.
Interest Rate Swap Agreements We utilize interest rate swap agreements to convert certain floating rate exposures to fixed rate or certain fixed-rate exposures to floating rate in order to manage our interest rate exposure. Cash flows from derivatives used to manage interest rate risk are classified as operating activities.
We designate certain pay-fixed, receive-floating interest rate swaps as cash flow hedges of variable rate debt. The risk being hedged is the risk of variability in interest payments attributable to changes in interest rates. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedge in accumulated other comprehensive income/loss.
We designate certain receive-fixed, pay-floating interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in interest expense. The change in fair value of the related hedge is also recorded in interest expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We designate certain pay-float, receive-float cross-currency swaps as fair value hedges of foreign currency-denominated debt. The risk being hedged is the foreign exchange risk associated with the remeasurement of the foreign currency-denominated debt. We assess effectiveness of these hedge relationships based on changes in fair value attributable only to changes in currency exchange rates. If the hedge relationship is deemed to be highly effective, we record changes in the fair value of the swap attributable to changes in currency exchange rates to operating expenses, changes in the fair value of the swap attributable to components excluded from the assessment of hedge effectiveness in accumulated other comprehensive income/loss, and reclassify interest accrual components to interest expense.
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
Revenue Recognition Finance charge income earned on finance receivables is recognized using the effective interest method. Fees and commissions received (including incentive payments) and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are fully charged off or paid in full.
Accrual of finance charge income on retail finance receivables is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due,

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

then to any interest due and then any remaining amounts are applied to principal. Interest accrual resumes once an account has received payments bringing the delinquency status to less than 60 days past due or, for TDRs, when repayment is reasonably assured based on the modified terms of the loan.
Accrual of finance charge income on commercial finance receivables is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt exists about the full collectibility of contractually agreed upon principal and interest. Payments received on nonaccrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account status fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged off).
Rental income earned on leased vehicles, including lease origination fees, net of lease origination costs, is recognized on a straight-line basis over the lease term.
Parent Company Stock-Based Compensation We measure and record compensation expense for parent company stock-based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award. Refer to Note 12 for further information.
Recently Adopted Accounting Standards Effective January 1, 2019, we adopted ASU 2016-02, "Leases" (ASU 2016-02) using the optional transition method, resulting in the recognition of right-of-use assets of $129 million, included in other assets, and lease obligations of $144 million, included in other liabilities on our consolidated balance sheet related to our existing operating leases at January 1, 2019. We elected to apply the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward our historical lease classification. The accounting for finance leases and leases where we are lessor remained substantially unchanged. The application of ASU 2016-02 had no impact on our consolidated statement of income or consolidated statement of cash flows.
The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year at December 31, 2018:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Minimum commitments	$27	$26	$25	$23	$19	$47	$167
Refer to Note 10 for information on our operating leases at December 31, 2019.
Accounting Standards Not Yet Adopted In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. We adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis. Upon adoption, estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount, resulting in recognition of lifetime expected credit losses upon loan origination. The adoption impact of ASU 2016-13 will increase our allowance for credit losses by approximately $800 million, with an after-tax reduction to retained earnings of approximately $600 million.
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
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During 2019 and 2018, we purchased $851 million and $540 million of these receivables from GM, which are included in our finance receivables, net.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	December 31, 2019	December 31, 2018
Commercial finance receivables, net due from dealers consolidated by GM(a)	$478	$445
Finance receivables from GM subsidiaries(a)	$39	$134
Subvention receivable(b)	$676	$727
Commercial loan funding payable(c)	$74	$61

	Years Ended December 31,
Income Statement Data	2019	2018	2017
Interest subvention earned on retail finance receivables(d)	$527	$487	$438
Interest subvention earned on commercial finance receivables(d)	$61	$67	$54
Leased vehicle subvention earned(e)	$3,273	$3,274	$3,046
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables. We received subvention payments from GM of $4.1 billion, $3.8 billion and $4.3 billion during 2019, 2018 and 2017.

(c)	Included in related party payables.

(d)	Included in finance charge income.

(e)	Included as a reduction to leased vehicle expenses.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agrees to use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility, and a five-year, $10.5 billion facility. We also have exclusive access to GM's $2.0 billion GM Revolving 364-Day Credit Facility. In April 2019, GM renewed the GM Revolving 364-Day Credit Facility for an additional 364-day term. This facility has been allocated for exclusive access by us since April 2018. At December 31, 2019, we had no borrowings outstanding under any of these facilities.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2019, we had related party taxes payable of $4 million for state tax liabilities. At December 31, 2018, we had no related party taxes payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	December 31, 2019	December 31, 2018
Retail finance receivables
Retail finance receivables, collectively evaluated for impairment, net of fees	$39,890	$38,354
Retail finance receivables, individually evaluated for impairment, net of fees	2,378	2,348
Total retail finance receivables, net of fees(a)	42,268	40,702
Less: allowance for loan losses - collective	(536)	(523)
Less: allowance for loan losses - specific	(330)	(321)
Total retail finance receivables, net	41,402	39,858
Commercial finance receivables
Commercial finance receivables, collectively evaluated for impairment, net of fees	12,073	12,680
Commercial finance receivables, individually evaluated for impairment, net of fees	76	41
Total commercial finance receivables, net of fees(b)	12,149	12,721
Less: allowance for loan losses - collective	(60)	(63)
Less: allowance for loan losses - specific	(18)	(4)
Total commercial finance receivables, net	12,071	12,654
Total finance receivables, net	$53,473	$52,512
Fair value utilizing Level 2 inputs	$12,071	$12,654
Fair value utilizing Level 3 inputs	$42,012	$39,564
________________

(a)	Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $83 million and $53 million at December 31, 2019 and 2018.

(b)	Net of dealer cash management balances of $1.2 billion and $922 million at December 31, 2019 and 2018.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Years ended December 31,
	2019	2018	2017
Allowance for retail loan losses beginning balance	$844	$889	$765
Provision for loan losses	690	624	742
Charge-offs	(1,218)	(1,196)	(1,171)
Recoveries	548	536	552
Foreign currency translation	2	(9)	1
Allowance for retail loan losses ending balance	$866	$844	$889

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

	December 31, 2019		December 31, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31 - 60 days	$1,354	3.2%	$1,349	3.3%
Greater than 60 days	542	1.3	547	1.4
Total finance receivables more than 30 days delinquent	1,896	4.5	1,896	4.7
In repossession	44	0.1	44	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,940	4.6%	$1,940	4.8%
At December 31, 2019 and 2018, the accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $875 million and $888 million.
Impaired Retail Finance Receivables - TDRs The outstanding recorded investment for retail finance receivables that are considered to be TDRs and the related allowance is presented below:

	December 31, 2019	December 31, 2018
Outstanding recorded investment	$2,378	$2,348
Less: allowance for loan losses	(330)	(321)
Outstanding recorded investment, net of allowance	$2,048	$2,027
Unpaid principal balance(a)	$2,404	$2,379
________________

(a)	Includes $366 million in nonaccrual loans at both December 31, 2019 and 2018.
Additional information about loans classified as TDRs is presented below:

	Years Ended December 31,
	2019	2018	2017
Average outstanding recorded investment	$2,363	$2,288	$2,074
Finance charge income recognized	$245	$239	$228
Number of loans classified as TDRs during the period	69,863	69,298	74,784
Recorded investment of loans classified as TDRs during the period	$1,269	$1,267	$1,309
The unpaid principal balance, net of recoveries, of loans that were charged off during the reporting period within 12 months of being modified as a TDR was $37 million, $38 million and $27 million for 2019, 2018 and 2017.

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

			December 31, 2019		December 31, 2018
			Amount	Percent	Amount	Percent
Group I	-	Dealers with superior financial metrics	$1,953	16.1%	$2,192	17.2%
Group II	-	Dealers with strong financial metrics	4,666	38.4	4,500	35.4
Group III	-	Dealers with fair financial metrics	3,989	32.8	4,292	33.7
Group IV	-	Dealers with weak financial metrics	1,043	8.6	1,205	9.5
Group V	-	Dealers warranting special mention due to elevated risks	370	3.0	449	3.5
Group VI	-	Dealers with loans classified as substandard, doubtful or impaired	128	1.1	83	0.7
Balance at end of period			$12,149	100.0%	$12,721	100.0%
At December 31, 2019 and 2018, substantially all of our commercial finance receivables were current with respect to payment status and amounts on nonaccrual status were insignificant. At December 31, 2019, commercial finance receivables classified as TDRs were insignificant and no commercial finance receivables were classified as TDRs at December 31, 2018. Activity in the allowance for commercial loan losses was insignificant for 2019, 2018 and 2017.
Note 4. Leased Vehicles

	December 31, 2019	December 31, 2018
Leased vehicles	$62,767	$64,928
Manufacturer subvention	(9,731)	(9,934)
Net capitalized cost	53,036	54,994
Less: accumulated depreciation	(10,981)	(11,435)
Leased vehicles, net	$42,055	$43,559
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2019:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Total
Lease payments under operating leases	$6,517	$4,080	$1,607	$137	$4	$12,345
Note 5. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years ended December 31,
	2019			2018			2017
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$81	$1,186	$1,105	$92	$1,197	$1,105	$91	$1,196
Foreign currency translation	—	(1)	(1)	—	(11)	(11)	—	1	1
Ending balance	$1,105	$80	$1,185	$1,105	$81	$1,186	$1,105	$92	$1,197

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
The following table presents certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2019	December 31, 2018
Finance receivables, net	$18,358	$16,555
Total assets	$19,594	$19,368
Debt	$14,321	$13,618
Total liabilities	$16,352	$16,439

	Years Ended December 31,
Summarized Operating Data	2019	2018	2017
Finance charge income	$1,369	$1,246	$1,053
Income before income taxes	$630	$696	$661
Net income	$473	$522	$496
The following table summarizes our direct ownership interests in joint ventures:

Joint Ventures	December 31, 2019	December 31, 2018
SAIC-GMAC Automotive Finance Company Limited (SAIC–GMAC)	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	35%
In October 2019, SAIC-GMAC paid a $140 million cash dividend of which our share was $49 million. There were no dividends received from SAIC-GMAC in 2018. At December 31, 2019 and 2018, we had undistributed earnings of $615 million and $498 million related to our non-consolidated affiliates.
Note 7. Debt

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$6,152	$6,160	$3,410	$3,413
Securitization notes payable	33,807	34,000	39,425	39,422
Total secured debt	39,959	40,160	42,835	42,835
Unsecured debt
Senior notes	43,679	44,937	42,611	42,015
Credit facilities	1,936	1,936	2,157	2,151
Other unsecured debt	3,364	3,366	3,385	3,390
Total unsecured debt	48,979	50,239	48,153	47,556
Total secured and unsecured debt	$88,938	$90,399	$90,988	$90,391
Fair value utilizing Level 2 inputs		$88,481		$88,305
Fair value utilizing Level 3 inputs		$1,918		$2,086

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average interest rate on secured debt was 2.95% at December 31, 2019. Issuance costs on the secured debt of $75 million as of December 31, 2019 and $93 million as of December 31, 2018 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to six years. During 2019, we entered into new or renewed credit facilities with a total net additional borrowing capacity of $225 million.
Securitization notes payable at December 31, 2019 are due beginning in 2020 through 2027. During 2019, we issued $16.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.75% and maturity dates ranging from 2022 to 2027.
Unsecured Debt
Senior Notes At December 31, 2019, we had $43.7 billion aggregate outstanding in senior notes that mature from 2020 through 2029 and have a weighted average interest rate of 3.42%. Issuance costs on senior notes of $111 million as of December 31, 2019 and $121 million as of December 31, 2018 are amortized to interest expense over the term of the notes.
During 2019, we issued $6.9 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.63% and maturity dates ranging from 2021 through 2029.
In January 2020, we issued $1.25 billion in senior notes with an interest rate of 2.90% due in 2025.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 4.73% at December 31, 2019.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Secured debt	$24,089	$10,233	$3,781	$1,182	$731	$—	$40,016
Unsecured debt	11,498	10,457	7,982	5,856	5,064	8,160	49,017
Interest payments	2,485	1,573	982	707	431	477	6,655
	$38,072	$22,263	$12,745	$7,745	$6,226	$8,637	$95,688
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2019, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2019	December 31, 2018
Restricted cash(a)	$2,643	$2,380
Finance receivables, net of fees	$35,392	$32,626
Lease related assets	$14,464	$21,781
Secured debt	$39,771	$42,504
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

	December 31, 2019			December 31, 2018
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$9,458	$234	$23	$9,533	$42	$231
Foreign currency swaps	1,796	22	71	1,829	37	60
Cash flow hedges
Interest rate swaps	590	—	6	768	8	—
Foreign currency swaps	4,429	40	119	2,075	43	58
Derivatives not designated as hedges
Interest rate contracts	92,400	340	300	99,666	372	520
Total(b)	$108,673	$636	$519	$113,871	$502	$869
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

(b)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2019 and December 31, 2018, the fair value of assets and liabilities available for offset was $302 million and $320 million. At December 31, 2019 and December 31, 2018, we held $210 million and $30 million of collateral from counterparties that is available for netting against our asset positions. At December 31, 2019 and December 31, 2018, we posted $89 million and $451 million of collateral to counterparties that is available for netting against our liability positions.

The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Unsecured debt	$20,397	$17,923	$(77)	$459
 _________________

(a)	Includes $69 million and $247 million at December 31, 2019 and December 31, 2018 of amortization remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the consolidated statements of income:

	Years Ended December 31,
	2019		2018
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(569)	$—	$83	$—
Interest rate swaps	355	—	(102)	—
Hedged items - foreign currency swaps	—	33	—	(17)
Foreign currency swaps	(59)	(28)	(5)	18
Cash flow hedges
Interest rate swaps	5	—	14	—
Foreign currency swaps	(87)	3	(49)	(114)
Derivatives not designated as hedges
Interest rate contracts	142	—	26	—
Foreign currency swaps	—	—	(44)	(142)
Total (losses) income recognized	$(213)	$8	$(77)	$(255)
_________________

(a)	Total interest expense was $3.6 billion and $3.2 billion for 2019 and 2018.

(b)
Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expenses were $1.6 billion and $1.5 billion for 2019 and 2018.

Year Ended December 31, 2017
Fair value hedges
Interest rate swaps(a)(b)	$42
Cash flow hedges
Interest rate swaps(a)	3
Foreign currency swaps(c)	121
Derivatives not designated as hedges
Interest rate contracts(a)	40
Foreign currency swaps(c)(d)	86
Total income recognized	$292
_________________

(a)	Recognized in earnings as interest expense.

(b)	Includes hedge ineffectiveness which reflects the net change in the fair value of interest rate swaps offset by the change in fair value of hedged debt attributable to the hedged risk.

(c)	Recognized in earnings as operating expenses and interest expense.

(d)	Activity is partially offset by translation activity (included in operating expenses) related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Years Ended December 31,
	2019	2018	2017
Fair value hedges
Foreign currency swaps	$(41)	$(3)	$—
Cash flow hedges
Interest rate swaps	(6)	3	5
Foreign currency swaps	(113)	(89)	81
Total	$(160)	$(89)	$86

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Years Ended December 31,
	2019	2018	2017
Fair value hedges
Foreign currency swaps	$41	$3	$—
Cash flow hedges
Interest rate swaps	(3)	(7)	(1)
Foreign currency swaps	64	86	(86)
Total	$102	$82	$(87)
_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.

(b)	During the next twelve months, we estimate $26 million in gains will be reclassified into pretax earnings from derivatives designated for hedge accounting.
Note 10. Commitments and Contingencies
Operating Leases Our lease obligations consist primarily of real estate office space with terms up to 11 years. Certain leases contain escalation clauses and renewal options, and generally our leases have no residual value guarantees or material covenants. We exclude from our balance sheet leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Rent expense under operating leases was $38 million and variable lease costs were insignificant for the year ended December 31, 2019. At December 31, 2019, operating lease right-of-use assets, included in other assets, were $137 million and operating lease liabilities, included in other liabilities, were $158 million. Operating lease right-of-use assets obtained in exchange for lease obligations were $36 million for the year ended December 31, 2019. At December 31, 2019, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year were $27 million, $27 million, $25 million, $21 million, $20 million, and $67 million for the years 2020, 2021, 2022, 2023, 2024 and thereafter, with imputed interest of $29 million at December 31, 2019. The weighted average discount rate was 4.4% and the weighted average remaining lease term was 7.9 years at December 31, 2019. Lease agreements that have not yet commenced were insignificant at December 31, 2019.
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
Borrowers located in Texas accounted for 12.5% of the retail finance receivable portfolio at December 31, 2019. No other state or country accounted for more than 10% of the retail finance receivable portfolio.
At December 31, 2019, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Guarantees of Indebtedness At December 31, 2019 and 2018, we guaranteed approximately $561 million and $1.1 billion in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement with BNP Paribas in connection with the sale of our European Operations, BNP Paribas will reimburse us for any amount that we may pay under any such guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2019, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $53 million, and have accrued $19 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $13 million as of December 31, 2019.
Note 11. Shareholders' Equity

	December 31, 2019	December 31, 2018
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
In October 2019 and 2018, our Board of Directors declared and paid dividends of $400 million and $375 million on our common stock to General Motors Holdings LLC.

	December 31, 2019	December 31, 2018
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Series A	1,000,000	1,000,000
Series B	500,000	500,000
During 2019, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $33 million to holders of record of our Series B Preferred Stock. During 2018, we paid dividends of $59 million to holders of record of our Series A Preferred Stock.
In October 2019, prior to the declaration of our common stock dividend, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, payable on March 30, 2020 to holders of record at March 15, 2020 and declared a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock payable on

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 30, 2020 to holders of record at March 15, 2020. Accordingly, $45 million has been set aside for the payment of these dividends.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant components of accumulated other comprehensive loss:

	Years Ended December 31,
	2019	2018	2017
Unrealized (loss) gain on hedges
Beginning balance	$9	$16	$17
Change in value of hedges, net of tax	(58)	(7)	(1)
Ending balance	(49)	9	16
Defined benefit plans
Beginning balance	1	1	(20)
Reclassification adjustment, net of tax(a)	—	—	21
Ending balance	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,076)	(785)	(1,235)
Translation gain (loss), net of tax	5	(291)	253
Reclassification adjustment(a)	—	—	197
Ending balance	(1,071)	(1,076)	(785)
Total accumulated other comprehensive loss	$(1,119)	$(1,066)	$(768)
_________________

(a)	The reclassification adjustment in 2017 is related to the sale of the European Operations.
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
The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (units in thousands):

	Year Ended December 31, 2019
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Units outstanding at January 1, 2019	2,862	$27.54	1.2
Granted	863	$37.97
Settled	(917)	$30.44
Forfeited or expired	(31)	$41.88
Units outstanding at December 31, 2019(a)	2,777	$30.26	1.3
Units unvested and expected to vest at December 31, 2019	1,491	$40.62	1.7
Units vested and payable at December 31, 2019	1,196	$15.84
________________

(a)	Includes the target amount of PSUs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total compensation expense related to the above awards was $50 million, $29 million and $48 million in 2019, 2018 and 2017.
The assumptions used to estimate the fair value of the stock options issued during 2019, 2018 and 2017 are a dividend yield of 3.90%, 3.69% and 4.43%, expected volatility of 28%, 28% and 25%, a risk-free interest rate of 2.63%, 2.73% and 1.97%, and an expected option life of 6.00 years, 5.98 years and 5.84 years.
At December 31, 2019, total unrecognized compensation expense for nonvested equity awards granted was $30 million. This expense is expected to be recorded over a weighted-average period of one year. The total fair value of RSUs and PSUs vested was $19 million, $21 million and $16 million in 2019, 2018 and 2017.
In 2019, 2018, and 2017, total payments for 22,000, 165,000 and 300,000 RSUs settled in cash under stock incentive plans were $1 million, $7 million and $11 million.
Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized $25 million, $22 million and $20 million in compensation expense for 2019, 2018 and 2017 related to these plans. Contributions to the plans were made in cash.
Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2019	2018	2017
U.S. income	$1,599	$1,421	$710
Non-U.S. income	339	289	313
Income before income taxes and equity income	$1,938	$1,710	$1,023

Income Tax Expense	Years Ended December 31,
	2019	2018	2017
Current income tax expense
U.S. state and local	$16	$1	$(4)
Non-U.S.	81	83	73
Total current	97	84	69
Deferred income tax expense
U.S. federal	330	133	(16)
U.S. state and local	71	75	31
Non-U.S.	39	31	27
Total deferred	440	239	42
Total income tax provision	$537	$323	$111
Provisions are made for estimated U.S. and non-U.S. income taxes, which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries not deemed to be indefinitely reinvested. At December 31, 2019 and 2018, taxes on $409 million and $138 million have not been provided on basis differences in investments as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested. Deferred tax liability associated with indefinitely reinvested basis differences was insignificant.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	2.1	2.8	(0.1)
State and local income taxes	4.0	4.2	3.5
U.S. tax on non-U.S. earnings	1.1	0.2	7.3
Valuation allowance	0.5	0.4	1.1
Tax credits and incentives	(0.7)	(6.2)	(11.2)
U.S. federal tax reform impact	—	(2.6)	(23.4)
Other	(0.3)	(0.9)	(1.3)
Effective tax rate	27.7%	18.9%	10.9%
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2019 and 2018 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2019	December 31, 2018
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$371	$968
Net operating loss carryforward - non-U.S.(b)	178	167
Market value difference of loan portfolio	310	23
Accruals	115	104
Tax credits(c)	839	806
Other	185	151
Total deferred tax assets before valuation allowance	1,998	2,219
Less: valuation allowance	(279)	(270)
Total deferred tax assets	1,719	1,949
Deferred tax liabilities
Depreciable assets	2,177	2,020
Deferred acquisition costs	123	134
Other	152	103
Total deferred tax liabilities	2,452	2,257
Net deferred tax liability	$(733)	$(308)
_________________

(a)	Includes tax-effected operating losses of $339 million expiring through 2039 and $32 million that may be carried forward indefinitely at December 31, 2019.

(b)	Includes tax-effected operating losses of $142 million expiring through 2039 and $36 million that may be carried forward indefinitely at December 31, 2019.

(c)	Includes tax credits of $839 million expiring through 2039 at December 31, 2019.
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. As of December 31, 2019, we have $279 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The increase in valuation allowance of $9 million is a result of an increase in foreign tax credits.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Tax Positions	Years Ended December 31,
	2019	2018	2017
Beginning balance	$50	$54	$56
Additions to prior years' tax positions	1	—	—
Reductions to prior years' tax positions	—	—	(1)
Additions to current year tax positions	7	3	4
Reductions in tax positions due to lapse of statutory limitations	(1)	(5)	(5)
Foreign currency translation	—	(2)	—
Ending balance	$57	$50	$54
At December 31, 2019, 2018 and 2017, there were $41 million, $37 million and $33 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets.
During 2019, 2018 and 2017, income tax related interest and penalties recorded were insignificant. At December 31, 2019 and 2018 we had liabilities of $78 million and $74 million for income tax-related interest and penalties.
At December 31, 2019, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Periodically, we make deposits to taxing jurisdictions which reduce our unrecognized tax benefit balance, but are not reflected in the reconciliation above. At December 31, 2019 and 2018 the amount of deposits that reduce our unrecognized tax benefit liability in the consolidated balance sheets was $13 million and $14 million.
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2019, we had related party taxes payable of $4 million for state tax liabilities. At December 31, 2018, there were no related party taxes payable due to GM.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2011 to 2019 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
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
Note 15. Discontinued Operations
On October 31, 2017, we completed the sale of our European Operations to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A.
The net consideration paid at closing for our European Operations was $1.1 billion, and we recognized a disposal loss of $525 million, which includes $197 million related to the recognition of foreign currency translation losses. Following the sale of our European Operations, we paid a $550 million special dividend to GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations of the European Operations:

Year Ended December 31, 2017
Total revenue	$474
Interest expense	79
Other expenses	263
Total costs and expenses	342
Income from discontinued operations before income taxes	132
Loss on sale of discontinued operations before income taxes	525
Loss from discontinued operations before income taxes	(393)
Income tax provision	31
Loss from discontinued operations, net of tax	$(424)
Note 16. Supplemental Information for the Consolidated Statements of Cash Flows
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2019	2018	2017
Interest costs (none capitalized)	$3,475	$2,941	$2,571
Income taxes	$60	$68	$99
Non-cash investing items consist of the following:

	Years Ended December 31,
	2019	2018	2017
Subvention receivable from GM(a)	$676	$727	$306
Commercial loan funding payable to GM(a)	$74	$61	$90
_________________

(a)	Refer to Note 2 for further information.
Note 17. Segment Reporting and Geographic Information

Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International segments. The management of each segment is responsible for executing our strategies. As discussed in Note 1, our European Operations are presented as discontinued operations and are excluded from our segment results for 2017. These operations were previously included in our International Segment. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2019
	North America	International	Total
Total revenue	$13,318	$1,236	$14,554
Operating expenses	1,172	392	1,564
Leased vehicle expenses	6,634	51	6,685
Provision for loan losses	569	157	726
Interest expense	3,171	470	3,641
Equity income	—	166	166
Income from continuing operations before income taxes	$1,772	$332	$2,104

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2018
	North America	International	Total
Total revenue	$12,771	$1,245	$14,016
Operating expenses	1,125	397	1,522
Leased vehicle expenses	6,879	38	6,917
Provision for loan losses	490	152	642
Interest expense	2,735	490	3,225
Equity income	—	183	183
Income from continuing operations before income taxes	$1,542	$351	$1,893

	Year Ended December 31, 2017
	North America	International	Total
Total revenue	$10,999	$1,152	$12,151
Operating expenses	1,050	340	1,390
Leased vehicle expenses	6,391	24	6,415
Provision for loan losses	623	134	757
Interest expense	2,032	534	2,566
Equity income	—	173	173
Income from continuing operations before income taxes	$903	$293	$1,196

	December 31, 2019			December 31, 2018
	North America	International	Total	North America	International	Total
Finance receivables, net	$46,679	$6,794	$53,473	$45,711	$6,801	$52,512
Leased vehicles, net	$41,881	$174	$42,055	$43,396	$163	$43,559
Total assets	$99,453	$9,764	$109,217	$100,176	$9,744	$109,920
The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2019		2018		2017
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$12,672	$39,509	$12,158	$41,320	$10,424	$40,674
Non-U.S.(b)	1,882	2,772	1,858	2,490	1,727	2,467
Total consolidated	$14,554	$42,281	$14,016	$43,810	$12,151	$43,141
_________________

(a)	Long-lived assets includes $42.1 billion, $43.6 billion and $42.9 billion of vehicles on operating leases at December 31, 2019, 2018 and 2017.

(b)	No individual country represents more than 10% of our total revenue or long-lived assets.
Note 18. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 24.9% and the minimum capital requirement was 10.5%. Total assets of our regulated international banks and finance companies were approximately $7.8 billion and $7.9 billion at December 31, 2019 and 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 19. Supplementary Quarterly Financial Information (Unaudited)
The following tables summarize supplementary quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$3,620	$3,639	$3,659	$3,636
Income from continuing operations before income taxes	$359	$536	$711	$498
Net income	$271	$403	$516	$377
Net income attributable to common shareholder	$248	$381	$493	$355

2018
Total revenue	$3,411	$3,488	$3,518	$3,599
Income from continuing operations before income taxes	$443	$536	$498	$416
Net income	$369	$442	$441	$318
Net income attributable to common shareholder	$355	$427	$426	$296
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2019. Based on this evaluation, required by paragraph (b) of Rule 13a-15 and or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2019, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2019. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2019.
Changes in Internal Control over Financial Reporting There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 9B. Other Information
None
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.
Item 14. Principal Accounting Fees and Services

	Years Ended December 31,
	2019	2018
Audit fees(a)	$5	$5
Audit-related fees(b)	2	3
Tax services fees(c)	1	1
Total fees	$8	$9
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(1)The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.
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
None

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

4.2.1
Fourth Supplemental Indenture, dated September 25, 2014, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.375% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on September 25, 2014.
Incorporated by Reference

4.2.1.1	First Amendment to Fourth Supplemental Indenture, dated October 17, 2014, incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed on October 23, 2014.	Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3
Indenture, dated January 12, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on January 13, 2015.
Incorporated by Reference

4.3.1
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

4.3.2
Sixth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.450% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

4.3.3
Seventh Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

4.3.4
Eighth Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.300% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

4.4
Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.4.1
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

4.4.2
Fourth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.4.3
Fifth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 5.250% Senior Notes due 2026, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.4.4
Eighth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.4.5
Ninth Supplemental Indenture, dated July 5, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 5, 2016.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.4.6
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

4.4.7
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

4.4.8
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

4.4.9
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

4.4.10
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

4.4.11
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

4.4.12
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

4.4.13
Nineteenth Supplemental Indenture, dated May 9, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2020, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2017.
Incorporated by Reference

4.4.14
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

4.4.15
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

4.4.16
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
4.4.17
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

4.4.18
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

4.4.19
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

4.4.20
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

4.4.21
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

4.4.22
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

4.5.23
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

4.5.24
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

4.4.25
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

4.4.26
Thirty-Second Supplemental Indenture, dated June 19, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 4.150% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 19, 2018.
Incorporated by Reference

4.4.27
Thirty-Third Supplemental Indenture, dated November 6, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2021 and the 4.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 6, 2018.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.4.28
Thirty-Fourth Supplemental Indenture, dated January 17, 2019, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 5.100% Senior Notes due 2024 and 5.650% Senior Notes due 2029, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 17, 2019.
Incorporated by Reference

4.4.29
Thirty-Fifth Supplemental Indenture, dated April 8, 2019, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 3.550% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 8, 2019.
Incorporated by Reference

4.5
Indenture, dated June 21, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3, filed on June 21, 2017.
Incorporated by Reference

4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed Herewith

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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
10.7
Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 18, 2018, by and among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on April 20, 2018.
Incorporated by Reference

10.8
Amended and Restated 364-Day Revolving Credit Agreement, dated as of April 16, 2019, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 16, 2019.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 5, 2020
Daniel E. Berce

/s/ SUSAN B. SHEFFIELD	Executive Vice President and Chief Financial Officer	February 5, 2020
Susan B. Sheffield

/s/ CONNIE COFFEY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2020
Connie Coffey

/s/ MARY T. BARRA	Director	February 5, 2020
Mary T. Barra

/s/ DHIVYA SURYADEVARA	Director	February 5, 2020
Dhivya Suryadevara