Form 10-Q
period 2020-03-31
General Motors Financial Company, Inc.
filed 2020-05-06
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of May 5, 2020, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$11,632	$3,311
Finance receivables, net (Note 3; Note 8 VIEs)	52,820	53,473
Leased vehicles, net (Note 4; Note 8 VIEs)	41,296	42,055
Goodwill (Note 5)	1,168	1,185
Equity in net assets of non-consolidated affiliates (Note 6)	1,437	1,455
Related party receivables (Note 2)	670	678
Other assets (Note 8 VIEs)	6,526	7,060
Total assets	$115,549	$109,217
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$46,170	$39,959
Unsecured debt (Note 7)	50,019	48,979
Deferred income	3,480	3,648
Related party payables (Note 2)	51	82
Other liabilities	4,513	3,823
Total liabilities	104,233	96,491
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,110	8,101
Accumulated other comprehensive loss	(1,662)	(1,119)
Retained earnings	4,868	5,744
Total shareholders' equity	11,316	12,726
Total liabilities and shareholders' equity	$115,549	$109,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Finance charge income	$1,006	$987
Leased vehicle income	2,463	2,509
Other income	92	124
Total revenue	3,561	3,620
Costs and expenses
Operating expenses	358	370
Leased vehicle expenses	1,697	1,814
Provision for loan losses (Note 3)	466	175
Interest expense	835	947
Total costs and expenses	3,356	3,306
Equity income (Note 6)	25	45
Income before income taxes	230	359
Income tax provision (Note 12)	63	88
Net income	167	271
Less: cumulative dividends on preferred stock	23	23
Net income attributable to common shareholder	$144	$248

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$167	$271
Other comprehensive (loss) income, net of tax (Note 11)
Unrealized loss on hedges, net of income tax benefit of $39, $5	(117)	(15)
Foreign currency translation adjustment	(426)	57
Other comprehensive (loss) income, net of tax	(543)	42
Comprehensive (loss) income	$(376)	$313
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2019	$—	$—	$8,058	$(1,066)	$4,667	$11,659
Net income	—	—	—	—	271	271
Other comprehensive income	—	—	—	42	—	42
Stock based compensation	—	—	11	—	—	11
Other	—	—	—	—	1	1
Balance at March 31, 2019	$—	$—	$8,069	$(1,024)	$4,939	$11,984

Balance at January 1, 2020	$—	$—	$8,101	$(1,119)	$5,744	$12,726
Adoption of accounting standard (Note 1)	—	—	—	—	(643)	(643)
Net income	—	—	—	—	167	167
Other comprehensive loss	—	—	—	(543)	—	(543)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 11)	—	—	—	—	(400)	(400)
Balance at March 31, 2020	$—	$—	$8,110	$(1,662)	$4,868	$11,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net cash provided by operating activities	$2,213	$2,143
Cash flows from investing activities
Purchases of retail finance receivables, net	(6,435)	(7,222)
Principal collections and recoveries on retail finance receivables	4,890	5,990
Net (funding) collections of commercial finance receivables	(505)	380
Purchases of leased vehicles, net	(3,733)	(3,747)
Proceeds from termination of leased vehicles	3,088	3,059
Other investing activities	(15)	(16)
Net cash used in investing activities	(2,710)	(1,556)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	13	479
Borrowings and issuances of secured debt	16,259	6,530
Payments on secured debt	(9,616)	(7,789)
Borrowings and issuances of unsecured debt	3,243	4,544
Payments on unsecured debt	(1,644)	(2,893)
Debt issuance costs	(28)	(34)
Dividends paid	(445)	(46)
Net cash provided by financing activities	7,782	791
Net increase in cash, cash equivalents and restricted cash	7,285	1,378
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(159)	8
Cash, cash equivalents and restricted cash at beginning of period	7,102	7,443
Cash, cash equivalents and restricted cash at end of period	$14,228	$8,829
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2020
Cash and cash equivalents	$11,632
Restricted cash included in other assets	2,596
Total	$14,228
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
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (SEC) on February 5, 2020 (2019 Form 10-K). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at March 31, 2020, and for the three months ended March 31, 2020 and 2019, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2019 was derived from audited annual financial statements.
Segment Information We are the wholly-owned captive finance subsidiary of General Motors Company (GM). We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: North America (the North America Segment) and International (the International Segment). Our North America Segment includes operations in the U.S. and Canada. Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in the Asia/Pacific region.
Recently Adopted Accounting Standards Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of finance receivables, resulting in recognition of lifetime expected credit losses upon origination of the related finance receivable. We adopted ASU 2016-13 on a modified retrospective basis on January 1, 2020 by recognizing an after-tax cumulative-effect adjustment to the opening balance of retained earnings of $643 million. The application of ASU 2016-13 increased our allowance for loan losses by $801 million. The following updates to our accounting policies became effective upon the adoption of ASU 2016-13.
Retail Finance Receivables and the Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. These loans are divided among pools based on common risk characteristics, such as internal credit score, origination period (vintage) and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards. The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of his or her prior credit usage, structure of the loan and other information. The output of the scorecards rank-orders consumers from those that are least likely to default to those that are most likely to default. By further dividing the portfolio into pools based on internal credit scores, we are better able to distinguish expected credit performance for different credit risks. The allowance is aggregated for each of the pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on our retail finance receivables portfolio.
We use static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. We assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is more reflective of losses that are expected to occur in the forecast environment.
Expected losses are estimated for groups of accounts aggregated by internal credit score and monthly vintage. Generally, the expected losses are projected based on historical loss experience over the last ten years, more heavily weighted toward recent performance when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. We consider forecast economic conditions over a reasonable and supportable forecast period. We determine the expected remaining life of the finance receivables to be a reasonable and supportable forecast horizon, primarily due to the relatively short weighted average life of retail finance receivables. We determined the economic factors that have the largest impact on expected losses include unemployment rates, interest rate spreads, disposable personal income, and growth rates in gross domestic

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

products. We use forecasts for our chosen factors provided by a leading economic research firm. We compare the forecasts to consensus forecasts to assess for reasonableness and may use one or more forecast scenarios provided by the research firm.
Troubled debt restructurings (TDRs) are grouped separately for purposes of measuring the allowance. The allowance for TDRs uses static pool modeling techniques, similar to non-TDR retail finance receivables, to determine the expected loss amount. The expected cash flows of the receivables are then discounted at the original weighted average effective interest rate of the pool. Factors considered when estimating the TDR allowance are based on an evaluation of historical and current information, and may be supplemented by management judgment. While we expect certain of our finance receivables to become TDRs, there is typically no delay between the point at which we become aware that a receivable is expected to become a TDR and when the receivable actually qualifies as a TDR. Therefore, our TDR portfolio does not include any receivables that are expected to become TDRs.
We believe these factors are relevant in estimating expected losses and also consider an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our retail loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current and forecast economic environments.
Assumptions regarding credit losses are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses.
Commercial Finance Receivables and the Allowance for Loan Losses Our commercial lending offerings consist of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts received under a cash management program. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses in the commercial finance receivables portfolio. We establish the allowance for loan losses based on historical loss experience, as well as the forecast for industry vehicle sales, which is the economic indicator that we believe has the largest impact on expected losses. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Dealer’s financial and operating metrics are regularly scored and further evaluated to derive a risk rating. Based on dealer risk ratings, we establish probability of default and loss given default, and also determine if any specific dealer loan requires additional reserves.

Accounting Standards Not Yet Adopted In March 2020, the Financial Standards Board issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 became effective March 12, 2020 and may be applied prospectively through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. We are currently assessing the impact the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions that, once completed, will determine the effect of adopting this guidance on our consolidated financial statements.
Note 2. Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new vehicles manufactured by GM and certain used vehicles, and make commercial loans directly to GM-franchised dealers and their affiliates. We also offer commercial loans to dealers that are consolidated by GM and those balances are included in our finance receivables, net.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the three months ended March 31, 2020 and 2019, we purchased $219 million and $194 million of these receivables from GM, which are included in our finance receivables, net.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	March 31, 2020	December 31, 2019
Commercial finance receivables, net due from dealers consolidated by GM(a)	$522	$478
Finance receivables from GM subsidiaries(a)	$30	$39
Subvention receivable(b)	$668	$676
Commercial loan funding payable(c)	$38	$74

	Three Months Ended March 31,
Income Statement Data	2020	2019
Interest subvention earned on retail finance receivables(d)	$141	$131
Interest subvention earned on commercial finance receivables(d)	$15	$17
Leased vehicle subvention earned(e)	$805	$835
_________________

(a)	Included in finance receivables, net.

(b)	Included in related party receivables. We received subvention payments from GM of $1.1 billion for both the three months ended March 31, 2020 and 2019.

(c)	Included in related party payables.

(d)	Included in finance charge income.

(e)	Included as a reduction to leased vehicle expenses.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agrees to use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility, and a five-year, $10.5 billion facility. We also have exclusive access to GM's $2.0 billion facility (GM Revolving 364-Day Credit Facility). At March 31, 2020, we had no amounts borrowed under any of the GM facilities. At March 31, 2020, GM had $3.4 billion in borrowings outstanding on the three-year, $4.0 billion facility and $10.5 billion in borrowings outstanding on the five-year, $10.5 billion facility.
In April 2020, GM renewed the $2.0 billion GM Revolving 364-Day Credit Facility for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At March 31, 2020 and December 31, 2019, we had related party taxes payable of $6 million and $4 million for state tax liabilities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	March 31, 2020	December 31, 2019
Retail finance receivables
Retail finance receivables, net of fees(a)	$42,504	$42,268
Less: allowance for loan losses	(1,879)	(866)
Total retail finance receivables, net	40,625	41,402
Commercial finance receivables
Commercial finance receivables, net of fees(b)	12,282	12,149
Less: allowance for loan losses	(87)	(78)
Total commercial finance receivables, net	12,195	12,071
Total finance receivables, net	$52,820	$53,473
Fair value utilizing Level 2 inputs	$12,195	$12,071
Fair value utilizing Level 3 inputs	$41,963	$42,012
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $125 million and $83 million at March 31, 2020 and December 31, 2019.
(b) Net of dealer cash management balances of $1.2 billion at both March 31, 2020 and December 31, 2019.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2020	2019
Allowance for retail loan losses beginning balance	$866	$844
Impact of adopting ASU 2016-13 (Note 1)	801	—
Provision for loan losses	456	178
Charge-offs	(340)	(307)
Recoveries	156	145
Foreign currency translation	(60)	2
Allowance for retail loan losses ending balance	$1,879	$862
The provision for loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the coronavirus disease 2019 (COVID-19) pandemic.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at March 31, 2020 is as follows:

	Year of Origination
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
Prime - FICO Score 680 and greater	$4,027	$9,990	$6,821	$3,200	$1,143	$343	$15	$25,539	60.1%
Near-prime - FICO Score 620 to 679	902	2,746	1,744	942	402	178	38	6,952	16.3
Sub-prime - FICO Score less than 620	1,169	3,402	2,165	1,605	957	486	229	10,013	23.6
Retail finance receivables, net of fees	$6,098	$16,138	$10,730	$5,747	$2,502	$1,007	$282	$42,504	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2020:

	Year of Origination
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
Current	$6,078	$15,716	$10,312	$5,412	$2,277	$877	$214	$40,886	96.2%

31 - 60 days	19	302	294	241	161	93	47	1,157	2.7
Greater than 60 days	1	113	118	90	62	36	21	441	1.1
Finance receivables more than 30 days delinquent	20	415	412	331	223	129	68	1,598	3.8
In repossession	—	7	6	4	2	1	—	20	—
Finance receivables more than 30 days delinquent or in repossession	20	422	418	335	225	130	68	1,618	3.8
Retail finance receivables, net of fees	$6,098	$16,138	$10,730	$5,747	$2,502	$1,007	$282	$42,504	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $735 million and $875 million at March 31, 2020 and December 31, 2019.
TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs was $2.3 billion at March 31, 2020, including $290 million in nonaccrual loans. Additional TDR activity is presented below:

	Three Months Ended March 31,
	2020	2019	2018
Number of loans classified as TDRs during the period	15,268	16,532	13,336
Outstanding amortized cost of loans classified as TDRs during the period	$287	$308	$251
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR were $20 million, $21 million, and $18 million for three months ended March 31, 2020, 2019 and 2018.
Commercial Credit Quality Our commercial finance receivables consist of dealer financings, primarily for dealer inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective January 1, 2020, we updated our commercial risk model and our risk rating categories as follows:

Dealer Risk Rating	Description
I	Performing accounts with strong to acceptable financial metrics with at least satisfactory capacity to meet financial commitments.
II	Performing accounts experiencing potential weakness in financial metrics and repayment prospects resulting in increased monitoring.
III	Non-Performing accounts with inadequate paying capacity for current obligations and that have the distinct possibility of creating a loss if deficiencies are not corrected.
IV	Non-Performing accounts with inadequate paying capacity for current obligations and inherent weaknesses that make collection or liquidation in full highly questionable or improbable.
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables at March 31, 2020.

	Year of Origination(a)
Dealer Risk Rating	Revolving	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
I	$10,351	$101	$253	$124	$128	$118	$77	$9	$11,161	90.9%
II	632	—	9	12	33	23	13	23	745	6.1
III	325	—	8	10	14	—	1	—	358	2.9
IV	14	—	—	—	—	—	4	—	18	0.1
Balance at end of period	$11,322	$101	$270	$146	$175	$141	$95	$32	$12,282	100.0%
________________
(a) Floorplan advances comprise 98% of the total revolving balance. Dealer term loans are presented by year of origination.
At March 31, 2020, substantially all of our commercial finance receivables were current with respect to payment status and activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2020, 2019 and 2018. Commercial finance receivables classified as TDRs and amounts on non-accrual status were insignificant at March 31, 2020.
Note 4. Leased Vehicles

	March 31, 2020	December 31, 2019
Leased vehicles	$61,820	$62,767
Manufacturer subvention	(9,653)	(9,731)
Net capitalized cost	52,167	53,036
Less: accumulated depreciation	(10,871)	(10,981)
Leased vehicles, net	$41,296	$42,055
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2020:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Total
Lease payments under operating leases	$4,991	$4,599	$2,112	$252	$7	$11,961

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Three Months Ended March 31,
	2020			2019
	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$80	$1,185	$1,105	$81	$1,186
Foreign currency translation	(1)	(16)	(17)	—	1	1
Ending balance	$1,104	$64	$1,168	$1,105	$82	$1,187
Since December 31, 2019, the COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international debt and equity markets. The unprecedented economic and social uncertainty resulting from the COVID-19 outbreak indicated that it was more likely than not that goodwill impairment might exist at March 31, 2020 for our North America reporting unit. Therefore, at March 31, 2020, we performed an event-driven goodwill impairment test for our North America reporting unit and determined no goodwill impairment exists.
The fair value of our North America reporting unit was determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows. There can be no assurance that anticipated financial results will be achieved. Under multiple scenarios, including fully weighting the downside cash flow scenario, the estimated fair value of our North America reporting unit exceeded its carrying amount.
Future goodwill impairment could be recognized should economic uncertainty continue, thereby resulting in a prolonged economic slowdown and a corresponding decline in the fair value of our reporting units.
Note 6. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
There have been no ownership changes in our joint ventures since December 31, 2019. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2020	2019
Finance charge income	$359	$350
Income before income taxes	$96	$170
Net income	$72	$127
At March 31, 2020 and December 31, 2019, we had undistributed earnings of $624 million and $615 million related to our non-consolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Debt

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$14,289	$14,295	$6,152	$6,160
Securitization notes payable	31,881	31,778	33,807	34,000
Total secured debt	46,170	46,073	39,959	40,160
Unsecured debt
Senior notes	45,440	40,865	43,679	44,937
Credit facilities	1,970	1,962	1,936	1,936
Other unsecured debt	2,609	2,609	3,364	3,366
Total unsecured debt	50,019	45,436	48,979	50,239
Total secured and unsecured debt	$96,189	$91,509	$88,938	$90,399
Fair value utilizing Level 2 inputs		$89,892		$88,481
Fair value utilizing Level 3 inputs		$1,617		$1,918
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 2.59% at March 31, 2020. Issuance costs on the secured debt of $69 million as of March 31, 2020 and $75 million as of December 31, 2019 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to six years. During the three months ended March 31, 2020, we entered into no new credit facilities, and we renewed maturing credit facilities with no change in borrowing capacity.
Securitization notes payable at March 31, 2020 are due beginning in 2020 through 2027. During the three months ended March 31, 2020, we issued $4.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.95% and maturity dates ranging from 2021 to 2027.
Unsecured Debt
Senior Notes At March 31, 2020, we had $45.0 billion aggregate outstanding in senior notes that mature from 2020 through 2029 and have a weighted average interest rate of 3.33%. Issuance costs on senior notes of $110 million as of March 31, 2020 and $111 million as of December 31, 2019 are amortized to interest expense over the term of the notes.
During the three months ended March 31, 2020, we issued $2.1 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.09% and maturity dates ranging from 2024 through 2028.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 4.47% at March 31, 2020.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2020, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Variable Interest Entities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2020	December 31, 2019
Restricted cash(a)	$2,457	$2,643
Finance receivables, net of fees	$41,063	$35,392
Lease related assets	$18,279	$14,464
Secured debt	$46,024	$39,771
_______________
(a) Included in other assets.
We use SPEs that are considered VIEs to issue variable funding notes to third party, bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs. We determined that we are the primary beneficiary of the VIEs because our servicing responsibilities give us the power to direct the activities that most significantly impact the performance of the VIEs and our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that we provide as the servicer. We are not required to provide any additional financial support to these VIEs. While these VIE subsidiaries are included in our condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to our creditors.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate risk, primarily by managing the amount, sources, and duration of our assets and liabilities and by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.
Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. We primarily finance our earning assets with debt in the same currency to minimize the impact to earnings from our exposure to fluctuations in exchange rates. When we use a different currency, these fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. We enter into derivative financial instruments to protect the value or fix the amount of certain assets and liabilities in terms of the relevant functional currency. The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	March 31, 2020			December 31, 2019
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$8,681	$640	$—	$9,458	$234	$23
Foreign currency swaps	1,755	—	84	1,796	22	71
Cash flow hedges
Interest rate swaps	1,090	—	21	590	—	6
Foreign currency swaps	5,091	41	373	4,429	40	119
Derivatives not designated as hedges
Interest rate contracts	104,282	843	772	92,400	340	300
Total(b)	$120,899	$1,524	$1,250	$108,673	$636	$519
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

(b)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2020 and December 31, 2019, the fair value of assets and liabilities available for offset was $685 million and $302 million. At March 31, 2020 and December 31, 2019, we held $668 million and $210 million of collateral from counterparties that is available for netting against our asset positions. At March 31, 2020 and December 31, 2019, we posted $270 million and $89 million of collateral to counterparties that is available for netting against our liability positions.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Unsecured debt	$22,082	$20,397	$(539)	$(77)
 _________________

(a)	Includes $9 million and $69 million at March 31, 2020 and December 31, 2019 of amortization remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2020		2019
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(503)	$—	$(210)	$—
Interest rate swaps	431	—	181	—
Hedged items - foreign currency swaps	—	40	—	32
Foreign currency swaps	(12)	(39)	(16)	(31)
Cash flow hedges
Interest rate swaps	(1)	—	3	—
Foreign currency swaps	(29)	(106)	(18)	(33)
Derivatives not designated as hedges
Interest rate contracts	52	—	(5)	—
Total (losses) income recognized	$(62)	$(105)	$(65)	$(32)
_________________

(a)	Total interest expense was $835 million and $947 million for the three months ended March 31, 2020 and 2019.

(b)
Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expenses were $358 million and $370 million for the three months ended March 31, 2020 and 2019.

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
	2020	2019
Fair value hedges
Foreign currency swaps	$(5)	$(11)
Cash flow hedges
Interest rate swaps	(6)	—
Foreign currency swaps	(219)	(52)
Total	$(230)	$(63)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended March 31,
	2020	2019
Fair value hedges
Foreign currency swaps	$8	$11
Cash flow hedges
Interest rate swaps	1	(2)
Foreign currency swaps	104	39
Total	$113	$48
_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.

(b)	During the next twelve months, we estimate $54 million in gains will be reclassified into pretax earnings from derivatives designated for hedge accounting.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Commitments and Contingencies
Guarantees of Indebtedness At March 31, 2020 and December 31, 2019, we guaranteed $549 million and $561 million in aggregate principal amount of Euro Medium Term Notes issued by General Motors Financial International B.V., our former subsidiary, pursuant to our Euro Medium Term Note Programme. Subject to the terms and conditions of a letter agreement with BNP Paribas in connection with the sale of our European operations, BNP Paribas will reimburse us for any amount that we may pay under any such guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2020, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $42 million, and we have accrued $15 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $11 million at March 31, 2020.
Note 11. Shareholders' Equity

	March 31, 2020	December 31, 2019
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
In March 2020, our Board of Directors declared and paid a $400 million dividend on our common stock to General Motors Holdings LLC.

	March 31, 2020	December 31, 2019
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
During the three months ended March 31, 2020, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $16 million to holders of record of our Series B Preferred Stock. During the three months ended March 31, 2019, we

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $17 million to holders of record of our Series B Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2020	2019
Unrealized (loss) gain on hedges
Beginning balance	$(49)	$9
Change in value of hedges, net of tax	(117)	(15)
Ending balance	(166)	(6)
Defined benefit plans
Beginning balance	1	1
Unrealized gain on subsidiary pension, net of tax	—	—
Ending balance	1	1
Foreign currency translation adjustment
Beginning balance	(1,071)	(1,076)
Translation (loss) gain, net of tax	(426)	57
Ending balance	(1,497)	(1,019)
Total accumulated other comprehensive loss	$(1,662)	$(1,024)
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
During the three months ended March 31, 2020 and 2019, income tax expense of $63 million and $88 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The decrease in income tax expense for the three months ended March 31, 2020 is primarily due to a decrease in our pre-tax earnings.
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
Note 13. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended March 31, 2020
	North America	International	Total
Total revenue	$3,277	$284	$3,561
Operating expenses	294	64	358
Leased vehicle expenses	1,684	13	1,697
Provision for loan losses	391	75	466
Interest expense	738	97	835
Equity income	—	25	25
Income before income taxes	$170	$60	$230

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2019
	North America	International	Total
Total revenue	$3,306	$314	$3,620
Operating expenses	276	94	370
Leased vehicle expenses	1,803	11	1,814
Provision for loan losses	139	36	175
Interest expense	823	124	947
Equity income	—	45	45
Income before income taxes	$265	$94	$359

	March 31, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Finance receivables, net	$47,633	$5,187	$52,820	$46,679	$6,794	$53,473
Leased vehicles, net	$41,160	$136	$41,296	$41,881	$174	$42,055
Total assets	$107,340	$8,209	$115,549	$99,453	$9,764	$109,217
Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $6.3 billion and $7.8 billion at March 31, 2020 and December 31, 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2019 Form 10-K for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Recent Developments
In March 2020, the World Health Organization declared the rapidly growing outbreak of a novel strain of coronavirus (COVID-19) a global pandemic. The economic impact of efforts to contain the spread of COVID-19 are straining the finances of individuals and businesses, large and small, across the globe. The extent of COVID-19’s impact on our future operations will depend on, among other things, the duration, spread and intensity of the pandemic and related government responses such as required physical distancing and restrictions on business operations and travel, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape.
We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, foreign exchange volatility and political uncertainty.
In response to the pandemic, we have taken a number of actions to provide support to our retail customers and dealers, including:

▪
We automatically waived all late payment fees for our retail customers in the North America Segment from March 1, 2020 until May 31, 2020. The impact to our results of operations for the three months ended March 31, 2020 was not material.

▪
We are offering payment deferrals to our retail customers who have been adversely affected by COVID-19. For our loan customers in the North America Segment, interest continues to accrue on the loan, and the loan term is extended by the length of the deferral. For our lease customers, the deferred payments will become due along with the final payment, if not paid before.

▪	We have temporarily suspended repossession efforts on retail customers with delinquent loans. We continue to charge off the outstanding balance of loans when they become more than 120 days past due.

▪
We are offering deferrals of interest and waivers of curtailment payments for three months at no cost to our wholesale dealer customers. Interest continues to accrue on the outstanding balance. As of April 30, 2020, we deferred $24 million in interest and waived $48 million curtailment payments on our commercial loans in North America.

▪
In partnership with GM in the U.S., for very well-qualified buyers, we are offering a 0% loan for up to 84 months for new GM vehicle purchases. In addition, we are offering a 120-day delay for the due date of the first payment on retail loans for well-qualified buyers of new GM vehicles.

The ultimate impact of the pandemic on our results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. There is significant uncertainty related to the estimates and economic assumptions that occurred subsequent to the balance sheet date that could impact future periods. Refer to Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K, as supplemented by the subsequent discussions of our allowance for loan losses on finance receivables for the adoption of ASU 2016-13; and the residual value of our leased vehicles. Refer to Note 1 to our condensed consolidated financial statements for additional information.
Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables. We believe that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
As of March 31, 2020, we updated our forecast of economic factors for potential impacts from the COVID-19 pandemic, based on the latest available information from our economic research firm. In addition, we lowered our forecast of expected recovery rates on repossessions. In aggregate, these updates resulted in an increase in the allowance for loan losses on our retail finance receivables portfolio of $228 million. Actual economic data and recovery rates that are worse than those we forecast would result in an increase to the allowance for loan losses.
Our commercial finance receivables portfolio consists of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. The allowance for loan losses is based on historical loss experience for the consolidated portfolio, in addition to forecasted industry vehicle sales. Prior to January 1, 2020, we estimated our allowance for loan losses in the North America Segment based on an analysis of the experience of comparable commercial lenders. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
Residual Value of Leased Vehicles At March 31, 2020, the estimated residual value of our leased vehicles at the end of the lease term was $29.5 billion. Depreciation reduces the carrying value of each leased asset in our operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We reviewed the leased portfolio for indicators of impairment and determined that no impairment indicators were present at March 31, 2020. We updated the residual value estimates on our lease portfolio to reflect the decrease in forecasted used vehicle prices due to economic impacts from the COVID-19 pandemic. If adverse economic impacts are sustained, used vehicle prices could decrease further, which could result in an impairment of our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income.
Results of Operations
This section discusses our results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Income before income taxes for the three months ended March 31, 2020 decreased to $230 million from $359 million for the three months ended March 31, 2019 primarily due to the following:

•
Leased vehicle income net of leased vehicle expenses increased $71 million primarily due to higher yield on the portfolio, offset by a $39 million valuation adjustment on returned lease vehicle inventory held for sale.

•	Provision expense increased $291 million primarily due to an increase in expected charge-offs and a decrease in expected recoveries as a result of economic impacts from the COVID-19 pandemic.

•	Interest expense decreased $112 million, of which $36 million was due to a lower average balance of debt outstanding and $76 million was due to a decrease in the effective rate of interest on debt.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 12.7% for the four quarters ended March 31, 2020 from 13.8% for the four quarters ended March 31, 2019 primarily due to a higher effective tax rate as well as an increase in average common equity.

GENERAL MOTORS FINANCIAL COMPANY, INC.

We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity decreased to 14.3% for the four quarters ended March 31, 2020 from 15.6% for the four quarters ended March 31, 2019 primarily due to a higher effective tax rate as well as an increase in average tangible common equity.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2020	March 31, 2019
Net income attributable to common shareholder	$1,373	$1,397

Average equity	$12,267	$11,395
Less: average preferred equity	(1,477)	(1,250)
Average common equity	10,790	10,145
Less: average goodwill	(1,183)	(1,189)
Average tangible common equity	$9,607	$8,956

Return on average common equity	12.7%	13.8%
Return on average tangible common equity	14.3%	15.6%
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
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Average Earning Assets	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	Amount	Percentage
Average retail finance receivables	$42,416	$41,591	$825	2.0%
Average commercial finance receivables	11,678	12,167	(489)	(4.0)%
Average finance receivables	54,094	53,758	336	0.6%
Average leased vehicles, net	41,778	43,394	(1,616)	(3.7)%
Average earning assets	$95,872	$97,152	$(1,280)	(1.3)%

Retail finance receivables purchased	$6,497	$7,162	$(665)	(9.3)%
Leased vehicles purchased	$5,040	$5,210	$(170)	(3.3)%
Our penetration of GM's retail sales in the U.S. decreased to 44.8% for the three months ended March 31, 2020 from 52.8% for the three months ended March 31, 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	Amount	Percentage
Finance charge income
Retail finance receivables	$872	$816	$56	6.9%
Commercial finance receivables	$134	$171	$(37)	(21.6)%
Leased vehicle income	$2,463	$2,509	$(46)	(1.8)%
Other income	$92	$124	$(32)	(25.8)%
Equity income	$25	$45	$(20)	(44.4)%
Effective yield - retail finance receivables	8.3%	8.0%
Effective yield - commercial finance receivables	4.6%	5.7%
Finance charge income on retail finance receivables increased due to an increase in the effective yield, as well as growth in the portfolio. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from falling benchmark interest rates, as well as a decline in the portfolio as a result of GM work stoppage in 2019.
The decrease in other income is primarily due to lower investment income resulting from falling benchmark interest rates.
Equity income decreased primarily due to an increased provision for losses on the retail finance receivables portfolio of our joint venture that conducts auto finance operations in China, resulting from increased net charge-offs and increased expected losses due to economic impacts from the COVID-19 pandemic.

Costs and Expenses	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	Amount	Percentage
Operating expenses	$358	$370	$(12)	(3.2)%
Leased vehicle expenses	$1,697	$1,814	$(117)	(6.4)%
Provision for loan losses	$466	$175	$291	166.3%
Interest expense	$835	$947	$(112)	(11.8)%
Average debt outstanding	$88,777	$92,321	$(3,544)	(3.8)%
Effective rate of interest on debt	3.8%	4.2%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.5% for both the three months ended March 31, 2020 and 2019.
Provision for Loan Losses The provision for retail loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the COVID-19 pandemic.
Interest Expense Interest expense decreased due to a lower effective rate of interest on our debt resulting from falling benchmark interest rates, as well as a decrease in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 30.7% and 28.0% of income before income taxes and equity income for the three months ended March 31, 2020 and 2019. The increase in the effective income tax rate is primarily due to a reduction in our electric vehicle tax credit.
Other Comprehensive (Loss) Income
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(426) million and $57 million for the three months ended March 31, 2020 and 2019. Translation adjustments resulted from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to foreign currencies. The foreign currency translation loss for the three months ended March 31, 2020 was primarily due to depreciating values of the Brazilian Real, the Mexican Peso, and the Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation income for three months ended March 31, 2019 was primarily due to changes in the values of the Chinese Yuan Renminbi and the Canadian Dollar in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$25,539	60.1%	$25,439	60.2%
Near-prime - FICO Score 620 to 679	6,952	16.3	6,862	16.2
Sub-prime - FICO Score less than 620	10,013	23.6	9,967	23.6
Retail finance receivables, net of fees	42,504	100.0%	42,268	100.0%
Less: allowance for loan losses	(1,879)		(866)
Retail finance receivables, net	$40,625		$41,402
Number of outstanding contracts	2,691,932		2,656,525
Average amount of outstanding contracts (in dollars)(a)	$15,789		$15,911
Allowance for loan losses as a percentage of retail finance receivables, net of fees	4.4%		2.0%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
The allowance for loan losses increased as of March 31, 2020 as compared to December 31, 2019 by $801 million due to the adoption of ASU 2016-13 on January 1, 2020 and $228 million due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the COVID-19 pandemic.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	March 31, 2020		March 31, 2019
	Amount	Percentage	Amount (a)	Percentage
31 - 60 days	$1,157	2.7%	$1,048	2.5%
Greater than 60 days	441	1.1	412	1.0
Total finance receivables more than 30 days delinquent	1,598	3.8	1,460	3.5
In repossession	20	—	47	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,618	3.8%	$1,507	3.6%
_________________
(a)Represents the contractual amounts of delinquent retail finance receivables, which is not significantly different than the outstanding amortized cost for such receivables.
Delinquency increased slightly from the prior year, primarily as a result of impacts to our customers from the COVID-19 pandemic. We expect delinquency will increase in the coming months as more of our customers are impacted by the COVID-19 pandemic.
Deferrals In accordance with our policies and guidelines, we may offer payment deferrals to retail consumers for up to two payments for a fee (generally the interest portion of the payment deferred). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Effective March 16, 2020, we began offering payment deferrals and in many cases are waiving our deferral policies and guidelines for customers who have been impacted by the COVID-19 pandemic. In January and February 2020, we granted payment deferrals on contracts representing 1.2% and 0.9% of retail finance receivables outstanding in the North America Segment. In March 2020, our payment deferral rate was 1.6% of retail finance receivables outstanding. The payment deferral rate for the month of April 2020 was 3.5%. We expect that payment deferrals will remain elevated in the coming months as more of our customers are impacted by the COVID-19 pandemic.
TDRs Payment deferrals granted to retail customers with accounts in good standing, but impacted by the COVID-19 pandemic, will not be considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 1 and Note 3 to our condensed consolidated financial statements for further information on TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2020	2019
Charge-offs	$340	$307
Less: recoveries	(156)	(145)
Net charge-offs	$184	$162
Net charge-offs as an annualized percentage of average retail finance receivables	1.7%	1.6%
Net charge-off levels for the three months ended March 31, 2020 compared to the prior year were only slightly impacted by the effects of COVID-19. In accordance with our policies, accounts that become more than 120 days past due are charged off in full unless in repossession. We expect that our charge-offs will increase in the coming months as more of our customers are impacted by the COVID-19 pandemic. We ceased repossession activity on March 16, 2020. Further, the auctions we use to remarket our repossessed vehicles are not currently operating efficiently. The recovery rates we realize on our repossessed vehicles that we have been able to remarket have decreased and may remain depressed when auction operations resume.

Commercial Finance Receivables	March 31, 2020	December 31, 2019
Commercial finance receivables, net of fees	$12,282	$12,149
Less: allowance for loan losses	(87)	(78)
Commercial finance receivables, net	$12,195	$12,071
Number of dealers	1,890	1,872
Average carrying amount per dealer	$6	$6
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.7%	0.6%
At March 31, 2020 and December 31, 2019, commercial finance receivables classified as TDRs were insignificant. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2020 and 2019, and substantially all of our commercial finance receivables were current with respect to payment status at March 31, 2020 and December 31, 2019.
The COVID-19 pandemic has negatively impacted sales volume and profitability of our dealer customers, and we expect a number of our dealers will experience significant financial strain. We are currently offering our dealers deferrals of interest payments and waivers of curtailment payments for 90 days. We have intensified our dealer monitoring efforts, and will determine any further action to be taken, including additional provision for loan losses.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating leases originated	125	138
Operating leases terminated	146	155
Operating leased vehicles returned(a)	111	117
Percentage of leased vehicles returned(b)	76%	75%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)
Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated. The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and/or growth and age of the lease portfolio.

Used vehicle prices for the three months ended March 31, 2020 decreased slightly compared to the same period in 2019. Realized sales proceeds for the first two months of 2020 outpaced the same period in 2019; however, prices declined in late March, primarily due to impacts from the COVID-19 pandemic. We previously reported that we expected a decrease in used vehicle prices of 3% to 4% in 2020 compared to 2019; however, used vehicle prices have been significantly impacted as a result of the COVID-19 pandemic. Current industry forecasts project a decrease in used vehicle prices of 7% to 10% in 2020 compared to 2019, and a recovery sometime in 2021. We updated our residual value estimates accordingly, and will increase the depreciation rate over the remaining term of the portfolio, the impact of which is most heavily weighted to leases maturing in 2020. In addition, the auctions we use to remarket our off-lease inventory are not currently operating efficiently. Sales proceeds from vehicles we have been able

GENERAL MOTORS FINANCIAL COMPANY, INC.

to remarket have decreased and may remain depressed when auction operations resume. Accordingly, we recorded a $39 million valuation adjustment to the carrying value of our off-lease inventory held for sale.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2020			December 31, 2019
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$15,928	985	62.1%	$15,950	972	60.5%
Trucks	7,097	286	18.1	7,256	288	18.0
SUVs	3,603	102	6.4	3,917	108	6.7
Cars	2,841	212	13.4	3,276	238	14.8
Total	$29,469	1,585	100.0%	$30,399	1,606	100.0%
We review our residual values quarterly and test for impairment based on periodic residual estimates. We updated the residual value estimates on our lease portfolio to reflect the decrease in forecasted used vehicle prices due to economic impacts from the COVID-19 pandemic. We reviewed for indicators of impairment on the lease portfolio and determined that no impairment existed at March 31, 2020. We cannot currently estimate the impact that the COVID-19 pandemic will ultimately have on used vehicle prices. If adverse economic impacts are sustained, used vehicle prices could decrease further, which could result in impairment of our lease portfolio.
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2020	2021	2022	2023 & Thereafter
Operating lease maturities	22%	32%	34%	12%
At March 31, 2020 and 2019, 99.2% and 99.1% of our operating leases were current with respect to payment status. We expect that delinquency will increase as more of our customers are impacted by the COVID-19 pandemic.
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

The following table summarizes our available liquidity:

Liquidity	March 31, 2020	December 31, 2019
Cash and cash equivalents(a)	$11,632	$3,311
Borrowing capacity on unpledged eligible assets	9,996	17,537
Borrowing capacity on committed unsecured lines of credit	243	298
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$24,871	$24,146
_________________

(a)
Includes $931 million and $390 million in unrestricted cash outside of the U.S. at March 31, 2020 and December 31, 2019. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

Our available liquidity at March 31, 2020 was relatively unchanged from December 31, 2019. However, our cash and cash equivalents increased and borrowing capacity decreased due to increased utilization of credit facilities during the quarter to preserve financial flexibility in response to the current uncertainty in global capital markets and the current economic environment resulting

GENERAL MOTORS FINANCIAL COMPANY, INC.

from the COVID-19 pandemic. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2020, available liquidity was in line with our liquidity targets.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. We also have exclusive access to GM's 364-day $2.0 billion facility (the GM Revolving 364-Day Credit Facility). At March 31, 2020 and December 31, 2019, we had no borrowings outstanding under any of these facilities. At March 31, 2020, GM had $3.4 billion in borrowings outstanding on the three-year, $4.0 billion facility and $10.5 billion in borrowings outstanding on the five-year, $10.5 billion facility.
In April 2020, GM renewed the $2.0 billion GM Revolving 364-Day Credit Facility for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended.

Cash Flow	Three Months Ended March 31,		2020 vs 2019
	2020	2019
Net cash provided by operating activities	$2,213	$2,143	$70
Net cash used in investing activities	$(2,710)	$(1,556)	$(1,154)
Net cash provided by financing activities	$7,782	$791	$6,991
During the three months ended March 31, 2020, net cash provided by operating activities increased primarily due to an increase in net collateral held for derivative positions of $72 million as a result of favorable changes in interest rates on our collateralized derivative portfolio.
During the three months ended March 31, 2020, net cash used in investing activities increased primarily due to decreased collections and recoveries on retail finance receivables of $1.1 billion from lower loan prepayment activity, and an increase in net funding of commercial finance receivables of $0.9 billion, offset by a decrease in purchases of retail finance receivables of $0.8 billion.
During the three months ended March 31, 2020, net cash provided by financing activities increased primarily due to an increase in borrowings of $8.0 billion offset by an increase in debt repayments of $0.6 billion and dividend payments of $0.4 billion.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.

At March 31, 2020, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$21,972	$14,289
Revolving commercial asset-secured facilities(b)	4,022	—
Total secured	25,994	14,289
Unsecured committed facilities	451	208
Unsecured uncommitted facilities(c)	1,762	1,762
Total unsecured	2,213	1,970
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,207	$16,259
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $84 million in advances outstanding and $524 million in unused borrowing capacity on these facilities at March 31, 2020.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $851 million in unused borrowing capacity on these facilities at March 31, 2020.

Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At March 31, 2020
2015	December 2021	-	December 2021	$978	$96
2016	February 2022	-	September 2024	$6,600	1,101
2017	July 2020	-	May 2025	$12,310	4,289
2018	April 2022	-	September 2026	$21,473	10,311
2019	April 2022	-	July 2027	$16,404	11,836
2020	September 2021	-	May 2027	$4,584	4,304
Total active securitizations					31,937
Debt issuance costs					(56)
Total					$31,881
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize SPEs which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 8 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2020, the aggregate principal amount of our outstanding unsecured senior notes was $45.0 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At March 31, 2020, we had $2.6 billion of this type of unsecured debt outstanding, of which $804 million was issued under the U.S. commercial paper program.
Support Agreement At March 31, 2020 and December 31, 2019, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 9.32x and 8.30x, and the applicable leverage ratio threshold was 11.50x. The increase in

GENERAL MOTORS FINANCIAL COMPANY, INC.

the earning assets leverage ratio is primarily due to decreased shareholders' equity as result of a $643 million adoption impact of ASU 2016-13, a $543 million impact of foreign currency translation adjustments and unrealized losses on cash flow hedges included in other comprehensive loss; and a $400 million dividend on our common stock paid to GM.
We expect to pay an additional $400 million dividend on our common stock to GM in the nine months ending December 31, 2020. Future dividends to GM will depend on several factors including business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.
Contractual Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt and lease obligations:

	Years Ending December 31,
	2020	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$20	$27	$26	$24	$24	$21	$65	$207
Secured debt	26,123	12,698	4,862	1,630	914	—	—	46,227
Unsecured debt	9,999	10,685	7,977	5,766	4,952	5,003	5,171	49,553
Interest payments(a)	2,249	1,620	1,036	766	488	270	231	6,660
	$38,391	$25,030	$13,901	$8,186	$6,378	$5,294	$5,467	$102,647
_________________

(a)	Interest payments were determined using the interest rate in effect at March 31, 2020 for floating rate debt and the contractual rates for fixed-rate debt.
Asset and Liability Profile We define our asset and liability profile as the cumulative maturities of our finance receivables, investment in operating leases net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at March 31, 2020:

	2020	2021	2022	2023 & Thereafter
Encumbered assets	$34,923	$51,898	$58,398	$61,799
Unencumbered assets	16,108	28,439	43,975	53,750
Total assets	51,031	80,337	102,373	115,549

Secured debt	26,123	38,821	43,683	46,227
Unsecured debt	9,999	20,684	28,661	49,553
Total debt(a)	36,122	59,505	72,344	95,780
Net excess liquidity	$14,909	$20,832	$30,029	$19,769
_________________

(a)	Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2019 Form 10-K. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	the length and severity of the COVID-19 pandemic (see Item 1A, Risk Factors);

•	GM's ability to sell new vehicles that we finance in the markets we serve;

•	dealers' effectiveness in marketing our financial products to consumers;

•	the viability of GM-franchised dealers that are commercial loan customers;

•	the sufficiency, availability and cost of sources of financing, including credit facilities, securitization programs and secured and unsecured debt issuances;

•	the adequacy of our underwriting criteria for loans and leases and the level of net charge-offs, delinquencies and prepayments on the loans and leases we purchase or originate;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards and regulatory or supervisory requirements;

•	the adequacy of our allowance for loan losses on our finance receivables;

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

•	the prices at which used vehicles are sold in the wholesale auction markets;

•	vehicle return rates, our ability to estimate residual value at the inception of a lease and the residual value performance on vehicles we lease;

•	interest rate fluctuations and certain related derivatives exposure;

•	our joint ventures in the Asia/Pacific region, which we cannot operate solely for our benefit and over which we have limited control;

•	changes in the determination of LIBOR and other benchmark rates;

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
We caution readers not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by law.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Additional Information
Our internet website is www.gmfinancial.com. Our website contains detailed information about us and our subsidiaries. Our Investor Center website at https://investor.gmfinancial.com contains a significant amount of information about our Company, including financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our Company on our website, and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this Quarterly Report on Form 10–Q.
Our Annual Reports on Form 10–K, Quarterly Reports on Form 10–Q, and Current Reports on Form 8–K, as well as any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports can also be found on the SEC website at www.sec.gov.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2019. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2019 Form 10-K.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2020. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the onset of the COVID-19 global pandemic, we are monitoring our control environment to ensure that any changes as a result of physical distancing are addressed and any increased risks are mitigated. For additional information refer to Item 1A. Risk Factors.
PART II
Item 1. Legal Proceedings
Refer to Note 10 to our condensed consolidated financial statements for information relating to certain legal proceedings.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 1A. Risk Factors
The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.
The coronavirus disease 2019, or “COVID-19”, pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Our business has been affected in various ways, as discussed below, including in our operations, and we cannot predict the length and severity of the pandemic or its effects on us.
Among other things, the COVID-19 pandemic has resulted in the closure of many businesses and a significant increase in unemployment in the United States. As a result of the foregoing, a significant percentage of our retail customers may be unable to make payments on their retail loans and leases, which may result in significant delinquencies and losses. In addition, auctions of used vehicles have been significantly reduced due to the closure of most physical vehicle auction sites as a result of the COVID-19 pandemic, and the auction prices for used vehicles have also decreased. Consequently, if a vehicle is repossessed while the auction market is not fully functioning, the sale proceeds for such vehicle may be lower than expected and result in losses.
We are exposed to risk of loss on the sale of returned leased vehicles when the proceeds from the sale of vehicles are less than the residual values estimated at lease inception. As the COVID-19 pandemic continues to negatively impact the used vehicle market, we updated the residual value estimates on our lease portfolio to reflect lower than expected pricing on vehicles sold at auction. Our inability to recover the estimated residual value of the leased vehicles may reduce the profitability of our lease program and financial results. Further, a material decrease in the residual value of the lease portfolio could result in an impairment charge, which would adversely affect our financial results.
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationship with GM-franchised dealerships. Given the reliance of our operations on GM-franchised dealerships, we have significant exposure to their financial condition. Dealers operate in a highly competitive market, and GM-franchised dealers are vulnerable to both decreased demand for new GM vehicles and periods of economic slowdown or recession. Furthermore, many GM dealerships have temporarily closed and more may close in the near future in light of the COVID-19 pandemic. Negative changes in the financial condition of GM-franchised dealers could result in decreased loan and lease originations in our retail financing portfolio, reduced demand for financing of dealer inventory, construction projects and working capital and increased defaults and net loss rates in our commercial lending portfolio, which in turn could adversely impact our profitability and financial results.
In addition, GM has temporarily suspended manufacturing operations in North America and South America. If the COVID-19 pandemic and government measures intended to slow the spread of COVID-19 result in significant changes in GM's liquidity, capital position and access to the capital markets, or the production or sales of GM vehicles to retail loan and lease customers, such changes could significantly adversely affect our business, financial condition, liquidity, and results of operations.
In an effort to assist our customers impacted by the COVID-19 pandemic, we continue to work with our retail loan and lease customers on an individual basis to provide payment deferments, due date changes, late fee waivers and other assistance programs. For our floorplan dealers, we ceased curtailment payments for 90 days and have offered an option to defer floorplan interest for 90 days. We have also offered deferred payment options for mortgage and term loans for 90 days. These programs may negatively impact our results of operations and liquidity in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.
Certain governmental authorities, including the United States federal, state or local governments could enact laws, regulations, executive orders or other guidance that allow customers to forego making scheduled payments for some period of time or require modification to our retail loans and leases and some states have enacted executive orders that preclude creditors from exercising certain rights or taking certain actions with respect to our retail loan and leases, including repossession or liquidation of vehicles. These programs, if enacted or expanded, could negatively impact our results of operations and cash flows.
In addition, we have enacted necessary health and safety measures that allow substantially all of our employees to work remotely. An extended period of remote work arrangements could introduce operational risk, including cybersecurity risks.
The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain it or treat its impact. We cannot predict how legal and regulatory responses to the pandemic and related economic problems will affect our business or that of GM.

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

4.1
Thirty–Sixth Supplemental Indenture, dated January 9, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 2.900% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8–K, filed on January 9, 2020.
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

General Motors Financial Company, Inc.
(Registrant)

Date:	May 6, 2020	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer