Form 10-Q
period 2020-06-30
General Motors Financial Company, Inc.
filed 2020-07-29
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 28, 2020, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$6,512	$3,311
Finance receivables, net (Note 3; Note 8 VIEs)	52,262	53,473
Leased vehicles, net (Note 4; Note 8 VIEs)	39,601	42,055
Goodwill (Note 5)	1,167	1,185
Equity in net assets of non-consolidated affiliates (Note 6)	1,484	1,455
Related party receivables (Note 2)	1,570	678
Other assets (Note 8 VIEs)	8,729	7,060
Total assets	$111,325	$109,217
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$40,308	$39,959
Unsecured debt (Note 7)	51,944	48,979
Deferred income	3,185	3,648
Related party payables (Note 2)	65	82
Other liabilities	4,770	3,823
Total liabilities	100,272	96,491
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,120	8,101
Accumulated other comprehensive loss	(1,663)	(1,119)
Retained earnings	4,596	5,744
Total shareholders' equity	11,053	12,726
Total liabilities and shareholders' equity	$111,325	$109,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Finance charge income	$966	$1,008	$1,972	$1,995
Leased vehicle income	2,386	2,512	4,849	5,021
Other income	71	119	163	243
Total revenue	3,423	3,639	6,984	7,259
Costs and expenses
Operating expenses	345	377	703	747
Leased vehicle expenses	1,779	1,637	3,476	3,451
Provision for loan losses (Note 3)	327	179	793	354
Interest expense	788	952	1,623	1,899
Total costs and expenses	3,239	3,145	6,595	6,451
Equity income (Note 6)	42	42	67	87
Income before income taxes	226	536	456	895
Income tax provision (Note 12)	53	133	116	221
Net income	173	403	340	674
Less: cumulative dividends on preferred stock	22	22	45	45
Net income attributable to common shareholder	$151	$381	$295	$629

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$173	$403	$340	$674
Other comprehensive (loss) income, net of tax (Note 11)
Unrealized loss on hedges, net of income tax benefit of $11, $6, $50, $11	(34)	(18)	(151)	(33)
Foreign currency translation adjustment	33	8	(393)	65
Other comprehensive (loss) income, net of tax	(1)	(10)	(544)	32
Comprehensive income (loss)	$172	$393	$(204)	$706
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2019	$—	$—	$8,058	$(1,066)	$4,667	$11,659
Net income	—	—	—	—	271	271
Other comprehensive income	—	—	—	42	—	42
Stock based compensation	—	—	11	—	—	11
Other	—	—	—	—	1	1
Balance at March 31, 2019	—	—	8,069	(1,024)	4,939	11,984
Net income	—	—	—	—	403	403
Other comprehensive loss	—	—	—	(10)	—	(10)
Stock based compensation	—	—	8	—	—	8
Balance at June 30, 2019	$—	$—	$8,077	$(1,034)	$5,342	$12,385

Balance at January 1, 2020	$—	$—	$8,101	$(1,119)	$5,744	$12,726
Adoption of accounting standard (Note 1)	—	—	—	—	(643)	(643)
Net income	—	—	—	—	167	167
Other comprehensive loss	—	—	—	(543)	—	(543)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 11)	—	—	—	—	(400)	(400)
Balance at March 31, 2020	—	—	8,110	(1,662)	4,868	11,316
Net income	—	—	—	—	173	173
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 11)	—	—	—	—	(400)	(400)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(45)	(45)
Balance at June 30, 2020	$—	$—	$8,120	$(1,663)	$4,596	$11,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net cash provided by operating activities	$4,080	$4,293
Cash flows from investing activities
Purchases of retail finance receivables, net	(15,063)	(14,450)
Principal collections and recoveries on retail finance receivables	9,362	12,096
Net collections (funding) of commercial finance receivables	3,952	(220)
Purchases of leased vehicles, net	(6,054)	(8,189)
Proceeds from termination of leased vehicles	5,537	6,444
Net loans to related party	(938)	—
Other investing activities	(19)	(30)
Net cash used in investing activities	(3,223)	(4,349)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	821	243
Borrowings and issuances of secured debt	24,771	12,857
Payments on secured debt	(24,065)	(14,743)
Borrowings and issuances of unsecured debt	7,591	6,668
Payments on unsecured debt	(5,132)	(5,659)
Debt issuance costs	(97)	(78)
Dividends paid	(845)	(46)
Net cash provided by (used in) financing activities	3,044	(758)
Net increase in cash, cash equivalents and restricted cash	3,901	(814)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(149)	22
Cash, cash equivalents and restricted cash at beginning of period	7,102	7,443
Cash, cash equivalents and restricted cash at end of period	$10,854	$6,651
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

June 30, 2020
Cash and cash equivalents	$6,512
Restricted cash included in other assets	4,342
Total	$10,854
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
The condensed consolidated financial statements at June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2019 was derived from audited annual financial statements.
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

Accounting Standards Not Yet Adopted In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 became effective on March 12, 2020 and may be applied prospectively through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 is not expected to have a material impact on our consolidated financial statements as the standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the six months ended June 30, 2020 and 2019, we purchased $187 million and $442 million of these receivables from GM, which are included in our finance receivables, net.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	June 30, 2020	December 31, 2019
Commercial finance receivables, net due from dealers consolidated by GM(a)	$395	$478
Finance receivables from GM subsidiaries(a)	$17	$39
Subvention receivable(b)	$618	$676
Loans receivable(b)	$947	$—
Commercial loan funding payable(c)	$52	$74

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2020	2019	2020	2019
Interest subvention earned on retail finance receivables(d)	$151	$133	$292	$264
Interest subvention earned on commercial finance receivables(d)	$11	$14	$26	$31
Leased vehicle subvention earned(e)	$765	$818	$1,570	$1,653
_________________

(a)	Included in finance receivables, net.

(b)
Included in related party receivables. We received subvention payments from GM of $967 million and $949 million for the three months ended June 30, 2020 and 2019 and $2.0 billion for both the six months ended June 30, 2020 and 2019. Loans receivable consist primarily of $903 million due from GM for subvention.

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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agrees to use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility, and a five-year, $10.5 billion facility. We also have exclusive access to GM's $2.0 billion facility (GM Revolving 364-Day Credit Facility). At June 30, 2020, we had no amounts borrowed under any of the GM facilities. At June 30, 2020, GM had $3.4 billion in borrowings outstanding on the three-year, $4.0 billion facility and $10.5 billion in borrowings outstanding on the five-year, $10.5 billion facility.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Finance Receivables

	June 30, 2020	December 31, 2019
Retail finance receivables
Retail finance receivables, net of fees(a)	$46,489	$42,268
Less: allowance for loan losses	(2,044)	(866)
Total retail finance receivables, net	44,445	41,402
Commercial finance receivables
Commercial finance receivables, net of fees(b)	7,884	12,149
Less: allowance for loan losses	(67)	(78)
Total commercial finance receivables, net	7,817	12,071
Total finance receivables, net	$52,262	$53,473
Fair value utilizing Level 2 inputs	$7,817	$12,071
Fair value utilizing Level 3 inputs	$46,619	$42,012
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $218 million and $83 million at June 30, 2020 and December 31, 2019.
(b) Net of dealer cash management balances of $1.3 billion and $1.2 billion at June 30, 2020 and December 31, 2019.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allowance for retail loan losses beginning balance	$1,879	$862	$866	$844
Impact of adopting ASU 2016-13 (Note 1)	—	—	801	—
Provision for loan losses	332	165	788	343
Charge-offs	(256)	(279)	(596)	(586)
Recoveries	89	132	245	277
Foreign currency translation	—	1	(60)	3
Allowance for retail loan losses ending balance	$2,044	$881	$2,044	$881

The provision for loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the coronavirus disease 2019 (COVID-19) pandemic.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2020 is as follows:

	Year of Origination
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
Prime - FICO Score 680 and greater	$10,305	$9,019	$6,063	$2,774	$940	$253	$9	$29,363	63.2%
Near-prime - FICO Score 620 to 679	1,785	2,533	1,574	828	340	138	25	7,223	15.5
Sub-prime - FICO Score less than 620	1,917	3,178	1,982	1,440	833	396	157	9,903	21.3
Retail finance receivables, net of fees	$14,007	$14,730	$9,619	$5,042	$2,113	$787	$191	$46,489	100.0%

We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at June 30, 2020:

	Year of Origination
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
Current	$13,875	$14,244	$9,231	$4,752	$1,930	$689	$148	$44,869	96.5%

31 - 60 days	86	295	236	181	114	61	25	998	2.2
Greater than 60 days	44	183	147	106	67	36	18	601	1.3
Finance receivables more than 30 days delinquent	130	478	383	287	181	97	43	1,599	3.5
In repossession	2	8	5	3	2	1	—	21	—
Finance receivables more than 30 days delinquent or in repossession	132	486	388	290	183	98	43	1,620	3.5
Retail finance receivables, net of fees	$14,007	$14,730	$9,619	$5,042	$2,113	$787	$191	$46,489	100.0%

The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $907 million and $875 million at June 30, 2020 and December 31, 2019.
TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs was $2.3 billion at June 30, 2020, including $320 million in nonaccrual loans. Additional TDR activity is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2018	2020	2019	2018
Number of loans classified as TDRs during the period	14,378	17,407	19,662	29,646	33,939	33,096
Outstanding amortized cost of loans classified as TDRs during the period	$248	$318	$360	$535	$626	$613

The unpaid principal balances, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR were $17 million, $16 million, and $17 million for the three months ended June 30, 2020, 2019 and 2018 and $30 million, $28 million, and $28 million for the six months ended June 30, 2020, 2019 and 2018.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables at June 30, 2020.

	Year of Origination(a)
Dealer Risk Rating	Revolving	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
I	$6,232	$170	$253	$100	$117	$127	$75	$8	$7,082	89.8%
II	408	1	7	12	33	4	13	22	500	6.3
III	247	—	8	29	2	10	1	—	297	3.8
IV	1	—	—	—	—	—	4	—	5	0.1
Balance at end of period	$6,888	$171	$268	$141	$152	$141	$93	$30	$7,884	100.0%

________________
(a) Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.
At June 30, 2020, substantially all of our commercial finance receivables were current with respect to payment status and activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2020 and 2019. Commercial finance receivables classified as TDRs and amounts on non-accrual status were insignificant at June 30, 2020.
Note 4. Leased Vehicles

	June 30, 2020	December 31, 2019
Leased vehicles	$60,037	$62,767
Manufacturer subvention	(9,358)	(9,731)
Net capitalized cost	50,679	53,036
Less: accumulated depreciation	(11,078)	(10,981)
Leased vehicles, net	$39,601	$42,055

The following table summarizes minimum rental payments due to us as lessor under operating leases at June 30, 2020:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Total
Lease payments under operating leases	$3,333	$4,961	$2,481	$435	$19	$11,229

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Goodwill
The following table summarizes the change in the carrying amounts of goodwill by segment:

	Six Months Ended June 30, 2020
	2020			2019
	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$80	$1,185	$1,105	$81	$1,186
Foreign currency translation	—	(18)	(18)	—	2	2
Ending balance	$1,105	$62	$1,167	$1,105	$83	$1,188

Since December 31, 2019, the COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the global debt and equity markets. The economic and social uncertainty resulting from the COVID-19 outbreak indicated that it was more likely than not that goodwill impairment existed at March 31, 2020 for our North America reporting unit. Therefore, at March 31, 2020, we performed an event-driven goodwill impairment test for our North America reporting unit and determined no goodwill impairment existed.
The fair value of our North America reporting unit at March 31, 2020 was determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows. There can be no assurance that anticipated financial results will be achieved. Under multiple scenarios, including fully weighting the downside cash flow scenario, the estimated fair value of our North America reporting unit at March 31, 2020 exceeded its carrying amount. During the three months ended June 30, 2020, we noted no further significant deterioration in our economic performance or outlook that would indicate further testing of goodwill impairment was warranted. Future goodwill impairment could be recognized should economic uncertainty continue, thereby resulting in a prolonged economic slowdown and a corresponding decline in the fair value of our reporting units.
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
There have been no ownership changes in our joint ventures since December 31, 2019. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Operating Data	2020	2019	2020	2019
Finance charge income	$335	$344	$694	$694
Income before income taxes	$158	$161	$254	$331
Net income	$118	$121	$190	$248
At June 30, 2020 and December 31, 2019, we had undistributed earnings of $666 million and $615 million related to our non-consolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Debt

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$7,605	$7,608	$6,152	$6,160
Securitization notes payable	32,703	33,065	33,807	34,000
Total secured debt	40,308	40,673	39,959	40,160
Unsecured debt
Senior notes	46,641	46,721	43,679	44,937
Credit facilities	1,857	1,846	1,936	1,936
Other unsecured debt	3,446	3,450	3,364	3,366
Total unsecured debt	51,944	52,017	48,979	50,239
Total secured and unsecured debt	$92,252	$92,690	$88,938	$90,399
Fair value utilizing Level 2 inputs		$91,237		$88,481
Fair value utilizing Level 3 inputs		$1,453		$1,918

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 2.42% at June 30, 2020. Issuance costs on secured debt of $84 million as of June 30, 2020 and $75 million as of December 31, 2019 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to six years. During the six months ended June 30, 2020, we renewed credit facilities with a total borrowing capacity of $14.5 billion.
Securitization notes payable at June 30, 2020 are due beginning in 2020 through 2027. During the six months ended June 30, 2020, we issued $9.0 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.71% and maturity dates ranging from 2021 to 2027.
Unsecured Debt
Senior Notes At June 30, 2020, we had $46.1 billion aggregate outstanding in senior notes that mature from 2020 through 2030 and have a weighted average interest rate of 3.38%. Issuance costs on senior notes of $115 million as of June 30, 2020 and $109 million as of December 31, 2019 are amortized to interest expense over the term of the notes.
During the six months ended June 30, 2020, we issued $5.9 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.41% and maturity dates ranging from 2023 through 2030.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 3.15% at June 30, 2020.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At June 30, 2020, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Variable Interest Entities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	June 30, 2020	December 31, 2019
Restricted cash(a)	$2,670	$2,643
Finance receivables, net of fees	$29,729	$35,392
Lease related assets	$19,172	$14,464
Secured debt	$40,206	$39,771
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

	June 30, 2020			December 31, 2019
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$10,894	$609	$—	$9,458	$234	$23
Foreign currency swaps	1,797	26	68	1,796	22	71
Cash flow hedges
Interest rate swaps	964	—	32	590	—	6
Foreign currency swaps	5,143	26	302	4,429	40	119
Derivatives not designated as hedges
Interest rate contracts	112,403	1,045	807	92,400	340	300
Total(b)	$131,201	$1,706	$1,209	$108,673	$636	$519
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

(b)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At June 30, 2020 and December 31, 2019, the fair value of assets and liabilities available for offset was $701 million and $302 million. At June 30, 2020 and December 31, 2019, we held $778 million and $210 million of collateral from counterparties that is available for netting against our asset positions. At June 30, 2020 and December 31, 2019, we posted $274 million and $89 million of collateral to counterparties that is available for netting against our liability positions.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Unsecured debt	$24,203	$20,397	$(648)	$(77)
 _________________

(a)	Includes $(111) million and $69 million at June 30, 2020 and December 31, 2019 of amortization remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(66)	$—	$(313)	$—	$(569)	$—	$(523)	$—
Interest rate swaps	(56)	—	285	—	375	—	466	—
Hedged items - foreign currency swaps	—	(41)	—	(25)	—	(1)	—	7
Foreign currency swaps	(9)	43	(15)	27	(21)	4	(31)	(4)
Cash flow hedges
Interest rate swaps	(2)	—	1	—	(3)	—	4	—
Foreign currency swaps	(28)	113	(21)	18	(57)	7	(39)	(15)
Derivatives not designated as hedges
Interest rate contracts	109	—	(5)	—	161	—	(10)	—
Total (losses) income recognized	$(52)	$115	$(68)	$20	$(114)	$10	$(133)	$(12)
_________________

(a)	Total interest expense was $788 million and $952 million for the three months ended June 30, 2020 and 2019 and $1.6 billion and $1.9 billion for the six months ended June 30, 2020 and 2019.

(b)
Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expenses were $345 million and $377 million for the three months ended June 30, 2020 and 2019 and $703 million and $747 million for the six months ended June 30, 2020 and 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value hedges
Foreign currency swaps	$(7)	$(9)	$(12)	$(20)
Cash flow hedges
Interest rate swaps	(9)	(2)	(15)	(2)
Foreign currency swaps	39	(19)	(180)	(71)
Total	$23	$(30)	$(207)	$(93)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value hedges
Foreign currency swaps	$5	$11	$13	$22
Cash flow hedges
Interest rate swaps	1	(1)	2	(3)
Foreign currency swaps	(63)	2	41	41
Total	$(57)	$12	$56	$60

_________________

(a)	All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.

(b)	During the next twelve months, we estimate $88 million in losses will be reclassified into pretax earnings from derivatives designated for hedge accounting.
Note 10. Commitments and Contingencies

Guarantees of Indebtedness At June 30, 2020, we had no guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At June 30, 2020, we estimated our reasonably possible legal exposure for unfavorable outcomes is up to $40 million, and we have accrued $14 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $11 million at June 30, 2020.
Note 11. Shareholders' Equity

	June 30, 2020	December 31, 2019
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the six months ended June 30, 2020, our Board of Directors declared and paid dividends of $800 million on our common stock to General Motors Holdings LLC.

	June 30, 2020	December 31, 2019
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000

During the six months ended June 30, 2020, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $16 million to holders of record of our Series B Preferred Stock. During the six months ended June 30, 2019, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $17 million to holders of record of our Series B Preferred Stock.
On June 22, 2020, prior to the declaration of our common stock dividend, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, payable on September 30, 2020 to holders of record at September 15, 2020 and declared a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, payable on September 30, 2020 to holders of record at September 15, 2020. Accordingly, $45 million has been set aside for the payment of these dividends.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized loss on hedges
Beginning balance	$(166)	$(6)	$(49)	$9
Change in value of hedges, net of tax	(34)	(18)	(151)	(33)
Ending balance	(200)	(24)	(200)	(24)
Defined benefit plans
Beginning balance	1	1	1	1
Unrealized gain on subsidiary pension, net of tax	—	—	—	—
Ending balance	1	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,497)	(1,019)	(1,071)	(1,076)
Translation gain (loss), net of tax	33	8	(393)	65
Ending balance	(1,464)	(1,011)	(1,464)	(1,011)
Total accumulated other comprehensive loss	$(1,663)	$(1,034)	$(1,663)	$(1,034)

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
During the three months ended June 30, 2020 and 2019, income tax expense of $53 million and $133 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The decrease in income tax expense is primarily due to a decrease in our pre-tax earnings. During the six months ended June 30, 2020 and 2019, income tax expense of $116 million and $221 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The decrease in income tax expense is primarily due to a decrease in our pre-tax earnings.
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
Note 13. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	North America	International	Total	North America	International	Total
Total revenue	$3,197	$226	$3,423	$3,332	$307	$3,639
Operating expenses	273	72	345	281	96	377
Leased vehicle expenses	1,768	11	1,779	1,627	10	1,637
Provision for loan losses	244	83	327	142	37	179
Interest expense	710	78	788	831	121	952
Equity income	—	42	42	—	42	42
Income before income taxes	$202	$24	$226	$451	$85	$536

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	North America	International	Total	North America	International	Total
Total revenue	$6,474	$510	$6,984	$6,638	$621	$7,259
Operating expenses	567	136	703	557	190	747
Leased vehicle expenses	3,452	24	3,476	3,430	21	3,451
Provision for loan losses	635	158	793	281	73	354
Interest expense	1,448	175	1,623	1,654	245	1,899
Equity income	—	67	67	—	87	87
Income before income taxes	$372	$84	$456	$716	$179	$895

	June 30, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Finance receivables, net	$47,649	$4,613	$52,262	$46,679	$6,794	$53,473
Leased vehicles, net	$39,467	$134	$39,601	$41,881	$174	$42,055
Total assets	$103,521	$7,804	$111,325	$99,453	$9,764	$109,217

Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $5.9 billion and $7.8 billion at June 30, 2020 and December 31, 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" sections of our 2019 Form 10-K and this Quarterly Report on Form 10–Q for a discussion of these risks and uncertainties.
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
Recent Developments
In March 2020, the World Health Organization declared the rapidly growing outbreak of COVID-19, a global pandemic. The economic impact of efforts to contain the spread of COVID-19 are straining the finances of individuals and businesses, large and small, across the globe. The extent of the impact of the COVID-19 pandemic on our future operations will depend on, among other things, the duration, spread and intensity of the pandemic and related government responses such as required physical distancing and restrictions on business operations and travel, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, foreign exchange volatility and political uncertainty.
In response to the pandemic, we have taken a number of actions to provide support to our retail customers and dealers, including:

▪
We automatically waived all late payment fees for our retail customers in the North America Segment from March 1, 2020 until May 31, 2020. The impact to our results of operations for the six months ended June 30, 2020 was not material.

▪
We are offering payment deferrals (typically for 60 days) to our retail customers who have been adversely affected by COVID-19. During the period March 17, 2020 through June 30, 2020, we granted payment deferrals on approximately 127,000 accounts in the U.S., which represents approximately 6.7% of U.S. accounts. The following table summarizes the performance of those accounts through July 26, 2020 (accounts in thousands):

	Number of Accounts	Percentage of Accounts
Scheduled payment received	102	80%
30 days or less past due under the terms of the deferral	10	8
Greater than 30 days past due under the terms of the deferral	8	6
Additional payment deferral granted	1	1
Scheduled due date after July 26, 2020	6	5
	127	100%
For our lease customers in the U.S. the deferred payments will become due along with the final payment, if not paid before. As of June 30, 2020, we had granted payment deferrals on approximately 2% of our lease accounts.

▪	We are offering extensions to lease customers to remain in their vehicle beyond their scheduled lease termination date.

▪
We offered deferrals of interest and waivers of curtailment payments for the three months ended June 30, 2020 at no cost to our wholesale dealer customers. Interest continued to accrue on the outstanding balance. In aggregate, we deferred $34 million in interest and waived $185 million of curtailment payments on our commercial loans for the three months ended June 30, 2020. As of July 26, 2020, $12 million in interest and $101 million of curtailment payments were outstanding.

▪
In partnership with GM in the U.S., for very well-qualified buyers, we provided various 0% loan offers for new GM vehicle purchases. In addition, we offered a 120-day delay for the due date of the first payment on retail loans for well-qualified buyers of new GM vehicles.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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
Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables, which has a weighted average remaining life of approximately two years. We believe that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
During the six months ended June 30, 2020, we updated our forecast of economic factors for potential impacts from the COVID-19 pandemic, based on the latest available information from our economic research firm. In addition, we lowered our forecast of expected recovery rates on repossessions. In aggregate, these updates resulted in an increase in the allowance for loan losses on our retail finance receivables portfolio of $91 million and $319 million for the three and six months ended June 30, 2020. Actual economic data and recovery rates that are worse than those we forecast would result in an increase to the allowance for loan losses.
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
Residual Value of Leased Vehicles At June 30, 2020, the estimated residual value of our leased vehicles at the end of the lease term was $28.7 billion. Depreciation reduces the carrying value of each leased asset in our operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We reviewed the leased portfolio for indicators of impairment and determined that no impairment indicators were present at June 30, 2020. We updated the residual value estimates on our lease portfolio to reflect the decrease in forecasted used vehicle prices due to economic impacts from the COVID-19 pandemic, and will record increased depreciation expense over the remaining term of the portfolio. If used vehicle prices decrease further, we would further increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our estimates, we would record increased gains on sales of off-lease vehicles and/or decreased depreciation expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Results of Operations
This section discusses our results of operations for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.
Income before income taxes for the six months ended June 30, 2020 decreased to $456 million from $895 million for the six months ended June 30, 2019 primarily due to the following:

•
Leased vehicle income net of leased vehicle expenses decreased $197 million primarily due to a decrease in the leased vehicle portfolio and an increase in the depreciation rate resulting from lowered residual value estimates on the lease portfolio.

•	Provision expense increased $439 million primarily due to an increase in expected charge-offs and a decrease in expected recoveries as a result of economic impacts from the COVID-19 pandemic.

•	Interest expense decreased $276 million primarily due to a decrease in the effective rate of interest on debt.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 10.8% for the four quarters ended June 30, 2020 from 13.0% for the four quarters ended June 30, 2019 primarily due to lower earnings as well as an increase in average common equity.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity decreased to 12.1% for the four quarters ended June 30, 2020 from 14.7% for the four quarters ended June 30, 2019 primarily due to lower earnings as well as an increase in average tangible common equity.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	June 30, 2020	June 30, 2019
Net income attributable to common shareholder	$1,143	$1,351

Average equity	$12,078	$11,722
Less: average preferred equity	(1,477)	(1,363)
Average common equity	10,601	10,359
Less: average goodwill	(1,179)	(1,187)
Average tangible common equity	$9,422	$9,172

Return on average common equity	10.8%	13.0%
Return on average tangible common equity	12.1%	14.7%
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Average Earning Assets	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Average retail finance receivables	$44,636	$42,447	$2,189	5.2%
Average commercial finance receivables	10,061	12,606	(2,545)	(20.2)%
Average finance receivables	54,697	55,053	(356)	(0.6)%
Average leased vehicles, net	40,346	42,998	(2,652)	(6.2)%
Average earning assets	$95,043	$98,051	$(3,008)	(3.1)%

Retail finance receivables purchased	$8,693	$7,113	$1,580	22.2%
Leased vehicles purchased	$3,165	$5,911	$(2,746)	(46.5)%
Our penetration of GM's retail sales in the U.S. increased to 53.0% for the three months ended June 30, 2020 from 47.1% for three months ended June 30, 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to the suspension of GM global manufacturing operations caused by the COVID-19 pandemic, resulting in lower dealer inventory.

Revenue	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Finance charge income
Retail finance receivables	$875	$831	$44	5.3%
Commercial finance receivables	$91	$177	$(86)	(48.6)%
Leased vehicle income	$2,386	$2,512	$(126)	(5.0)%
Other income	$71	$119	$(48)	(40.3)%
Equity income	$42	$42	$—	—%
Effective yield - retail finance receivables	7.9%	7.9%
Effective yield - commercial finance receivables	3.6%	5.6%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to growth in the portfolio. The effective yield was flat. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from falling benchmark interest rates, as well as a decline in the portfolio as a result of the suspension of GM global manufacturing operations due to the COVID-19 pandemic.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the leased vehicle portfolio.
Other Income The decrease in other income is primarily due to lower investment income resulting from falling benchmark interest rates.

Costs and Expenses	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Operating expenses	$345	$377	$(32)	(8.5)%
Leased vehicle expenses	$1,779	$1,637	$142	8.7%
Provision for loan losses	$327	$179	$148	82.7%
Interest expense	$788	$952	$(164)	(17.2)%
Average debt outstanding	$95,898	$92,529	$3,369	3.6%
Effective rate of interest on debt	3.3%	4.1%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.5% for both the three months ended June 30, 2020 and 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Leased Vehicle Expenses Leased vehicle expenses increased primarily due to an increase in the depreciation rate resulting from lowered residual value estimates on the lease portfolio.
Provision for Loan Losses The provision for retail loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the forecasted economic impact of the COVID-19 pandemic.
Interest Expense Interest expense decreased due to a lower effective rate of interest on our debt resulting from falling benchmark interest rates, partially offset by an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 28.8% and 26.9% of income before income taxes and equity income for the three months ended June 30, 2020 and 2019. The increase in the effective income tax rate is primarily due to a larger percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Loss
Unrealized Loss on Hedges Unrealized losses on hedges included in other comprehensive loss were $34 million and $18 million for the three months ended June 30, 2020 and 2019. The increase in unrealized losses is primarily due to unrealized gains being reclassified out of other comprehensive loss and into earnings due to a weaker U.S. Dollar over the quarter.
Unrealized gains/losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive loss were $33 million and $8 million for the three months ended June 30, 2020 and 2019. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation income for the three months ended June 30, 2020 was primarily due to changes in the value of the Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation income for the three months ended June 30, 2019 was primarily due to changes in the values of the Chinese Yuan Renminbi and the Canadian Dollar in relation to the U.S. Dollar.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Average Earning Assets	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Average retail finance receivables	$43,564	$42,018	$1,546	3.7%
Average commercial finance receivables	10,668	12,389	(1,721)	(13.9)%
Average finance receivables	54,232	54,407	(175)	(0.3)%
Average leased vehicles, net	41,028	43,216	(2,188)	(5.1)%
Average earning assets	$95,260	$97,623	$(2,363)	(2.4)%

Retail finance receivables purchased	$15,190	$14,275	$915	6.4%
Leased vehicles purchased	$8,205	$11,121	$(2,916)	(26.2)%
Our penetration of GM's retail sales in the U.S. decreased to 49.0% for the six months ended June 30, 2020 from 49.8% for the six months ended June 30, 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to the suspension of GM global manufacturing operations caused by the COVID-19 pandemic, resulting in lower dealer inventory.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Finance charge income
Retail finance receivables	$1,747	$1,647	$100	6.1%
Commercial finance receivables	$225	$348	$(123)	(35.3)%
Leased vehicle income	$4,849	$5,021	$(172)	(3.4)%
Other income	$163	$243	$(80)	(32.9)%
Equity income	$67	$87	$(20)	(23.0)%
Effective yield - retail finance receivables	8.1%	7.9%
Effective yield - commercial finance receivables	4.2%	5.7%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to an increase in the effective yield, as well as growth in the portfolio. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from falling benchmark interest rates, as well as a decline in the portfolio as a result of the suspension of GM global manufacturing operations due to the COVID-19 pandemic.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the leased vehicle portfolio.
Other Income The decrease in other income is primarily due to lower investment income resulting from falling benchmark interest rates.
Equity Income Equity income decreased primarily due to an increased provision for losses on the retail auto finance receivables portfolio of our joint venture in China, resulting from increased net charge-offs and increased expected losses due to economic impacts from the COVID-19 pandemic.

Costs and Expenses	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Operating expenses	$703	$747	$(44)	(5.9)%
Leased vehicle expenses	$3,476	$3,451	$25	0.7%
Provision for loan losses	$793	$354	$439	124.0%
Interest expense	$1,623	$1,899	$(276)	(14.5)%
Average debt outstanding	$92,355	$92,434	$(79)	(0.1)%
Effective rate of interest on debt	3.5%	4.1%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.5% for both the six months ended June 30, 2020 and 2019.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to an increase in the depreciation rate resulting from lowered residual value estimates on the lease portfolio.
Provision for Loan Losses The provision for retail loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the forecasted economic impact of the COVID-19 pandemic.
Interest Expense Interest expense decreased due to a lower effective rate of interest on our debt resulting from falling benchmark interest rates.
Taxes Our consolidated effective income tax rate was 29.8% and 27.4% of income before income taxes and equity income for the six months ended June 30, 2020 and 2019. The increase in the effective income tax rate is primarily due to a larger percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive (Loss) Income
Unrealized Loss on Hedges Unrealized losses on hedges included in other comprehensive (loss) income were $151 million and $33 million for the six months ended June 30, 2020 and 2019. The increase in unrealized losses is primarily due to changes

GENERAL MOTORS FINANCIAL COMPANY, INC.

in the fair value of our foreign currency swap agreements resulting from the strengthening of the U.S. Dollar against hedged currencies.
Unrealized gains/losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive (loss) income were $(393) million and $65 million for the six months ended June 30, 2020 and 2019. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the six months ended June 30, 2020 was primarily due to changes in the values of the Brazilian Real, the Mexican Peso and the Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation income for six months ended June 30, 2019 was primarily due to changes in the values of the Canadian Dollar and the Mexican Peso in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$29,363	63.2%	$25,439	60.2%
Near-prime - FICO Score 620 to 679	7,223	15.5	6,862	16.2
Sub-prime - FICO Score less than 620	9,903	21.3	9,967	23.6
Retail finance receivables, net of fees	46,489	100.0%	42,268	100.0%
Less: allowance for loan losses	(2,044)		(866)
Retail finance receivables, net	$44,445		$41,402
Number of outstanding contracts	2,748,526		2,656,525
Average amount of outstanding contracts (in dollars)(a)	$16,914		$15,911
Allowance for loan losses as a percentage of retail finance receivables, net of fees	4.4%		2.0%
_________________

(a)	Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
The allowance for loan losses increased as of June 30, 2020 as compared to December 31, 2019 by $801 million due to the adoption of ASU 2016-13 on January 1, 2020 and $319 million due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the COVID-19 pandemic.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	June 30, 2020		June 30, 2019
	Amount	Percentage	Amount (a)	Percentage
31 - 60 days	$998	2.2%	$1,083	2.5%
Greater than 60 days	601	1.3	498	1.2
Total finance receivables more than 30 days delinquent	1,599	3.5	1,581	3.7
In repossession	21	—	48	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,620	3.5%	$1,629	3.8%
________________
(a)Represents the contractual amounts of delinquent retail finance receivables, which is not significantly different than the outstanding amortized cost for such receivables.
At June 30, 2020, delinquency was impacted by the availability to our customers of funds under government support programs that have been offered pursuant to the COVID-19 pandemic, as well as lower consumer spending. We expect delinquency could

GENERAL MOTORS FINANCIAL COMPANY, INC.

increase in the coming months as more of our customers are impacted by the COVID-19 pandemic, unless government support programs are extended.
Deferrals In accordance with our policies and guidelines, we, at times, offer payment deferrals to retail consumers for up to two payments for a fee (generally the interest portion of the payment deferred). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Effective March 16, 2020, we began offering payment deferrals and in many cases are waiving our deferral policies and guidelines for customers impacted by COVID-19. As a result, for our North America segment, our monthly deferral rate as a percentage of retail finance receivables outstanding increased in the months of April and May 2020 before returning to normal levels in the month of June 2020.
TDRs Payment deferrals granted to retail customers with accounts in good standing, but impacted by the COVID-19 pandemic, will not be considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 1 and Note 3 to our condensed consolidated financial statements for further information on TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Charge-offs	$256	$279	$596	$586
Less: recoveries	(89)	(132)	(245)	(277)
Net charge-offs	$167	$147	$351	$309
Net charge-offs as an annualized percentage of average retail finance receivables	1.5%	1.4%	1.6%	1.5%
Charge-offs for the three and six months ended June 30, 2020 compared to the prior year were only slightly impacted by the effects of COVID-19. In accordance with our policies, accounts that become more than 120 days past due are charged off in full unless in repossession. We expect that our charge-offs could increase in the coming months as more of our customers are impacted by the COVID-19 pandemic, unless government support programs are extended.
Recoveries for the three and six months ended June 30, 2020 decreased compared to the prior year primarily due to the suspension of our repossession activity on March 16, 2020. We resumed limited repossession activity in late June.

Commercial Finance Receivables	June 30, 2020	December 31, 2019
Commercial finance receivables, net of fees	$7,884	$12,149
Less: allowance for loan losses	(67)	(78)
Commercial finance receivables, net	$7,817	$12,071
Number of dealers	1,925	1,872
Average carrying amount per dealer	$4	$6
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.8%	0.6%
At June 30, 2020 and December 31, 2019, commercial finance receivables classified as TDRs were insignificant. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2020 and 2019, and substantially all of our commercial finance receivables were current with respect to payment status at June 30, 2020 and December 31, 2019.
The COVID-19 pandemic has negatively impacted sales volume and profitability of our dealer customers, and we expect a number of our dealers will experience significant financial strain. We offered deferrals of interest payments and waivers of curtailment payments to our dealers during the three months ended June 30, 2020. We have intensified our dealer monitoring efforts, and will determine any further action to be taken, including additional provision for loan losses.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating leases originated	78	148	203	286
Operating leases terminated	134	166	280	321
Operating leased vehicles returned(a)	104	125	215	242
Percentage of leased vehicles returned(b)	78%	75%	77%	75%
________________

(a)	Represents the number of vehicles returned to us for remarketing.

(b)
Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated. The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and/or growth and age of the lease portfolio.

Used vehicle prices for the six months ended June 30, 2020 decreased compared to the same period in 2019. Prices were heavily impacted by softening in the used vehicle market in late March and April, primarily due to impacts from the COVID-19 pandemic. Sales volume and pricing increased in May and June relative to April, primarily due to low new vehicle inventory and strong demand for used vehicles. Off-lease vehicle sales volume and pricing have also been strong in July. However, our current outlook for used vehicle prices is consistent with industry forecasts of a 6% to 8% decrease in used vehicle prices in 2020 compared to 2019 due to expected continued impacts from the COVID-19 pandemic. Despite a very strong recovery from the lowest prices in April, used vehicle prices face headwinds in the second half of 2020, driven by increased supply due to (1) increased off-lease vehicles from terminated leases that were extended, (2) sales of rental car fleets, (3) increased repossession activity, and (4) weaker dealer demand due to increases in new vehicle inventory and trade-in activity. Additional headwinds to used vehicle prices in the second half of 2020 include economic uncertainty, new vehicle incentive levels and normal seasonal pricing weakness. We updated our residual value estimates as of March 31, 2020 based upon used vehicle market forecasts at that date and increased the depreciation rate for the three months ended June 30, 2020. Our residual value estimates as of June 30, 2020 are consistent with the prior quarter; therefore, we expect to record increased depreciation expense in the second half of 2020. If used vehicle prices outperform industry expectations, we may record increased gains on sales of off-lease vehicles due to lower net book values and/or decreased depreciation expense in future quarters.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	June 30, 2020			December 31, 2019
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$15,752	966	63.2%	$15,950	972	60.5%
Trucks	7,021	280	18.3	7,256	288	18.0
SUVs	3,415	97	6.4	3,917	108	6.7
Cars	2,501	185	12.1	3,276	238	14.8
Total	$28,689	1,528	100.0%	$30,399	1,606	100.0%
We review our residual values quarterly and test for impairment based on periodic residual estimates. We updated the residual value estimates on our lease portfolio to reflect the decrease in forecasted used vehicle prices due to continued economic impacts from the COVID-19 pandemic. We reviewed for indicators of impairment on the lease portfolio and determined that no impairment existed at June 30, 2020. We cannot currently estimate the impact that the COVID-19 pandemic will ultimately have on used vehicle prices. If adverse economic impacts are sustained, used vehicle prices could decrease further, which could result in impairment of our lease portfolio.
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2020	2021	2022	2023 & Thereafter
Operating lease maturities	15%	32%	35%	18%
At June 30, 2020 and 2019, 99.4% and 99.1% of our operating leases were current with respect to payment status. We expect that delinquency will increase as more of our customers are impacted by the COVID-19 pandemic, unless government support programs are extended.

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
The following table summarizes our available liquidity:

Liquidity	June 30, 2020	December 31, 2019
Cash and cash equivalents(a)	$6,512	$3,311
Borrowing capacity on unpledged eligible assets	15,166	17,537
Borrowing capacity on committed unsecured lines of credit	368	298
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$25,046	$24,146
_________________

(a)
Includes $785 million and $390 million in unrestricted cash outside of the U.S. at June 30, 2020 and December 31, 2019. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

Our available liquidity at June 30, 2020 increased slightly from December 31, 2019, comprised of higher cash and cash equivalents and lower borrowing capacity. We increased utilization of credit facilities toward the end of the first quarter to preserve financial flexibility in response to uncertainty in global capital markets and weak economic environment resulting from the COVID-19 pandemic. The composition of liquidity has shifted back towards borrowing capacity during the second quarter, and we expect the composition to revert to historical levels of cash and cash equivalents, and borrowing capacity over time. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At June 30, 2020, available liquidity was in line with our liquidity targets.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. We also have exclusive access to GM's 364-day $2.0 billion facility (the GM Revolving 364-Day Credit Facility). At June 30, 2020 and December 31, 2019, we had no borrowings outstanding under any of these facilities. At June 30, 2020, GM had $3.4 billion in borrowings outstanding on the three-year, $4.0 billion facility and $10.5 billion in borrowings outstanding on the five-year, $10.5 billion facility.
In April 2020, GM renewed the $2.0 billion GM Revolving 364-Day Credit Facility for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended.

Cash Flow	Six Months Ended June 30,		2020 vs. 2019
	2020	2019
Net cash provided by operating activities	$4,080	$4,293	$(213)
Net cash used in investing activities	$(3,223)	$(4,349)	$1,126
Net cash provided by (used in) financing activities	$3,044	$(758)	$3,802
During the six months ended June 30, 2020, net cash provided by operating activities decreased primarily due to a decrease in revenue and collateral posting activities, partially offset by a decrease in interest paid.
During the six months ended June 30, 2020, net cash used in investing activities decreased primarily due to a decrease in net funding of commercial finance receivables of $4.2 billion and a decrease in purchases of leased vehicles of $2.1 billion, partially offset by decreased collections and recoveries on retail finance receivables of $2.7 billion due to lower loan prepayment activity,

GENERAL MOTORS FINANCIAL COMPANY, INC.

a decrease in proceeds from the termination of leased vehicles of $0.9 billion, a net change of $0.9 billion in loans receivable from GM for subvention, and an increase in purchases of retail finance receivables of $0.6 billion.
During the six months ended June 30, 2020, net cash provided by financing activities increased primarily due to an increase in borrowings of $13.4 billion partially offset by an increase in debt repayments of $8.8 billion and dividend payments of $0.8 billion.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At June 30, 2020, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$21,481	$7,605
Revolving commercial asset-secured facilities(b)	4,041	—
Total secured	25,522	7,605
Unsecured committed facilities	464	96
Unsecured uncommitted facilities(c)	1,761	1,761
Total unsecured	2,225	1,857
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$30,747	$9,462
_________________

(a)
Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $70 million in advances outstanding and $512 million in unused borrowing capacity on these facilities at June 30, 2020.

(b)	Includes revolving credit facilities backed by loans to dealers for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $866 million in unused borrowing capacity on these facilities at June 30, 2020.

Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At June 30, 2020
2015	December 2021	-	December 2021	$978	$72
2016	February 2022	-	September 2024	$6,600	910
2017	July 2020	-	May 2025	$11,339	3,821
2018	April 2022	-	September 2026	$21,473	8,991
2019	April 2022	-	July 2027	$16,404	10,738
2020	September 2021	-	May 2027	$9,036	8,221
Total active securitizations					32,753
Debt issuance costs					(50)
Total					$32,703
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.

(b)	At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize SPEs which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 8 to our condensed consolidated financial statements for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At June 30, 2020, the aggregate principal amount of our outstanding unsecured senior notes was $46.1 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At June 30, 2020, we had $3.4 billion of this type of unsecured debt outstanding, of which $1.8 billion was issued under the U.S. commercial paper program.
Support Agreement At June 30, 2020 and December 31, 2019, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 9.38x and 8.30x, and the applicable leverage ratio threshold was 11.50x. The increase in the earning assets leverage ratio is primarily due to decreased shareholders' equity as result of a $643 million adoption impact of ASU 2016-13, a $544 million impact of foreign currency translation adjustments and unrealized losses on cash flow hedges included in other comprehensive loss; and a $800 million dividend on our common stock paid to GM. Future dividends to GM will depend on several factors including business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.
Contractual Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt and lease obligations:

	Years Ending December 31,
	2020	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$14	$28	$27	$24	$24	$22	$66	$205
Secured debt	14,173	16,532	6,835	1,917	902	1	—	40,360
Unsecured debt	7,520	10,975	8,043	7,412	5,268	6,264	5,941	51,423
Interest payments(a)	2,082	1,848	1,209	872	555	311	348	7,225
	$23,789	$29,383	$16,114	$10,225	$6,749	$6,598	$6,355	$99,213
_________________

(a)	Interest payments were determined using the interest rate in effect at June 30, 2020 for floating rate debt and the contractual rates for fixed-rate debt.
Asset and Liability Profile We define our asset and liability profile as the cumulative maturities of our finance receivables, investment in operating leases net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at June 30, 2020:

	2020	2021	2022	2023 & Thereafter
Encumbered assets	$18,110	$39,234	$47,968	$51,571
Unencumbered assets	16,833	28,567	44,866	59,754
Total assets	34,943	67,801	92,834	111,325

Secured debt	14,173	30,705	37,540	40,360
Unsecured debt	7,520	18,495	26,538	51,423
Total debt(a)	21,693	49,200	64,078	91,783
Net excess liquidity	$13,250	$18,601	$28,756	$19,542
_________________

(a)	Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

Additional Information
Our internet website is www.gmfinancial.com. Our website contains detailed information about us and our subsidiaries. Our Investor Center website at https://investor.gmfinancial.com contains a significant amount of information about our Company, including financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our Company on our website, and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this Quarterly Report on Form 10-Q.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports can also be found on the SEC website at www.sec.gov.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2020. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the onset of the COVID-19 global pandemic, we are monitoring our control environment to ensure that any changes as a result of physical distancing are addressed and any increased risks are mitigated. For additional information refer to Item 1A. Risk Factors.
PART II
Item 1. Legal Proceedings
Refer to Note 10 to our condensed consolidated financial statements for information relating to certain legal proceedings.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Item 1A. Risk Factors
The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.
The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Our business has been affected in various ways, as discussed below, including in our operations, and we cannot predict the length and severity of the pandemic or its effects on us. The United States has recently experienced a resurgence of COVID-19 cases in multiple states, which, if such resurgence continues, could exacerbate the risks discussed below.
Among other things, the COVID-19 pandemic has resulted in the closure of many businesses and a significant increase in unemployment in the United States. As a result of the foregoing, a significant percentage of our retail customers may be unable to make payments on their retail loans and leases, which may result in significant delinquencies and losses.
We are exposed to risk of loss on the sale of returned leased vehicles when the proceeds from the sale of vehicles are less than the residual values estimated at lease inception. Used vehicle prices were heavily impacted by softening in the used vehicle market in late March and April, primarily due to impacts from the COVID-19 pandemic. Although sales volume and pricing increased in May and June relative to April, and remain strong in July, used vehicle prices are expected to face headwinds in the second half of 2020. Our inability to recover the estimated residual value of the leased vehicles may reduce the profitability of our lease program and financial results. We updated the residual value estimates on our lease portfolio to reflect the decrease in forecasted used vehicle prices due to economic impacts from the COVID-19 pandemic, and will record increased depreciation expense over the remaining term of the portfolio. If used vehicle prices decrease further, we would further increase depreciation expense and/or record an impairment charge on our lease portfolio, either of which would adversely affect our financial results.
In an effort to assist our customers impacted by the COVID-19 pandemic, beginning in early March of this year, we worked with our retail loan and lease customers on an individual basis to provide relief programs. These programs may negatively impact our results of operations and liquidity in the near term and, if not effective in mitigating the economic impacts of the COVID-19 pandemic on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.
Certain governmental authorities, including the United States federal, state or local governments have enacted laws, regulations, executive orders or other guidance that allow customers to forego making scheduled payments for some period of time or require modification to our retail loans and leases and some states have enacted executive orders that preclude creditors from exercising certain rights or taking certain actions with respect to our retail loan and leases, including repossession or liquidation of vehicles. These programs, if expanded or extended, could negatively impact our results of operations and cash flows.
In addition, we have enacted necessary health and safety measures that allow substantially all of our employees to work remotely. An extended period of remote work arrangements could introduce operational risk, including cybersecurity risks.
The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and its recent resurgence and the actions taken to contain it or treat its impact. We cannot predict how legal and regulatory responses to the pandemic and related economic problems will affect our business or that of GM.

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

4.1
Thirty-Seventh Supplemental Indenture, dated May 15, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 5.200% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 15, 2020.
Incorporated by Reference

4.2
Thirty–Eighth Supplemental Indenture, dated June 22, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 2.750% Senior Notes due 2025 and 3.600% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 22, 2020.
Incorporated by Reference

10.1
Second Amended and Restated 364-Day Revolving Credit Agreement, dated as of April 14, 2020, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 17, 2020.
Incorporated by Reference

10.2
Amendment No. 1, dated April 24, 2020, to Third Amended and Restated 3-Year Revolving Credit Agreement, dated April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 27, 2020.
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	July 29, 2020	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer