Form 10-Q
period 2020-09-30
General Motors Financial Company, Inc.
filed 2020-11-05
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of November 4, 2020, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$4,705	$3,311
Finance receivables, net (Note 3; Note 8 VIEs)	55,153	53,473
Leased vehicles, net (Note 4; Note 8 VIEs)	39,358	42,055
Goodwill (Note 5)	1,167	1,185
Equity in net assets of non-consolidated affiliates (Note 6)	1,485	1,455
Related party receivables (Note 2)	566	678
Other assets (Note 8 VIEs)	6,777	7,060
Total assets	$109,211	$109,217
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$35,671	$39,959
Unsecured debt (Note 7)	53,151	48,979
Deferred income	3,093	3,648
Related party payables (Note 2)	235	82
Other liabilities	4,514	3,823
Total liabilities	96,664	96,491
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,622	8,101
Accumulated other comprehensive loss	(1,564)	(1,119)
Retained earnings	5,489	5,744
Total shareholders' equity	12,547	12,726
Total liabilities and shareholders' equity	$109,211	$109,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Finance charge income	$999	$1,043	$2,971	$3,038
Leased vehicle income	2,354	2,515	7,203	7,536
Other income	68	101	231	344
Total revenue	3,421	3,659	10,405	10,918
Costs and expenses
Operating expenses	394	384	1,097	1,131
Leased vehicle expenses	1,126	1,574	4,602	5,025
Provision for loan losses (Note 3)	31	150	824	504
Interest expense	709	879	2,332	2,778
Total costs and expenses	2,260	2,987	8,855	9,438
Equity income (Note 6)	46	39	113	126
Income before income taxes	1,207	711	1,663	1,606
Income tax provision (Note 12)	314	195	430	416
Net income	893	516	1,233	1,190
Less: cumulative dividends on preferred stock	24	23	69	68
Net income attributable to common shareholder	$869	$493	$1,164	$1,122

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$893	$516	$1,233	$1,190
Other comprehensive income (loss), net of tax (Note 11)
Unrealized gain (loss) on hedges, net of income tax expense (benefit) of $5, $(4), $(45), $(15)	17	(12)	(134)	(45)
Foreign currency translation adjustment	82	(164)	(311)	(99)
Other comprehensive income (loss), net of tax	99	(176)	(445)	(144)
Comprehensive income	$992	$340	$788	$1,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2019	$—	$—	$8,058	$(1,066)	$4,667	$11,659
Net income	—	—	—	—	271	271
Other comprehensive income	—	—	—	42	—	42
Stock based compensation	—	—	11	—	—	11
Other	—	—	—	—	1	1
Balance at March 31, 2019	—	—	8,069	(1,024)	4,939	11,984
Net income	—	—	—	—	403	403
Other comprehensive loss	—	—	—	(10)	—	(10)
Stock based compensation	—	—	8	—	—	8
Balance at June 30, 2019	—	—	8,077	(1,034)	5,342	12,385
Net income	—	—	—	—	516	516
Other comprehensive loss	—	—	—	(176)	—	(176)
Stock based compensation	—	—	8	—	—	8
Dividends paid	—	—	—	—	(45)	(45)
Balance at September 30, 2019	$—	$—	$8,085	$(1,210)	$5,813	$12,688

Balance at January 1, 2020	$—	$—	$8,101	$(1,119)	$5,744	$12,726
Adoption of accounting standard (Note 1)	—	—	—	—	(643)	(643)
Net income	—	—	—	—	167	167
Other comprehensive loss	—	—	—	(543)	—	(543)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 11)	—	—	—	—	(400)	(400)
Balance at March 31, 2020	—	—	8,110	(1,662)	4,868	11,316
Net income	—	—	—	—	173	173
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 11)	—	—	—	—	(400)	(400)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(45)	(45)
Balance at June 30, 2020	—	—	8,120	(1,663)	4,596	11,053
Net income	—	—	—	—	893	893
Other comprehensive income	—	—	—	99	—	99
Stock based compensation	—	—	10	—	—	10
Issuance of preferred stock (Note 11)	—	—	492	—	—	492
Balance at September 30, 2020	$—	$—	$8,622	$(1,564)	$5,489	$12,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$1,233	$1,190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,702	5,724
Accretion and amortization of loan and leasing fees	(1,501)	(1,449)
Undistributed earnings of non-consolidated affiliates, net	(113)	(126)
Provision for loan losses	824	504
Deferred income taxes	227	340
Stock-based compensation expense	28	31
Gain on termination of leased vehicles	(933)	(552)
Other operating activities	(18)	141
Changes in assets and liabilities:
Other assets	(65)	335
Other liabilities	616	166
Net cash provided by operating activities	6,000	6,304
Cash flows from investing activities
Purchases of retail finance receivables, net	(22,419)	(19,866)
Principal collections and recoveries on retail finance receivables	14,506	17,733
Net collections (funding) of commercial finance receivables	3,426	(599)
Purchases of leased vehicles, net	(10,468)	(12,488)
Proceeds from termination of leased vehicles	9,937	9,983
Other investing activities	(23)	(37)
Net cash used in investing activities	(5,041)	(5,274)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	579	27
Borrowings and issuances of secured debt	32,459	17,880
Payments on secured debt	(36,432)	(21,707)
Borrowings and issuances of unsecured debt	11,226	8,796
Payments on unsecured debt	(7,669)	(7,278)
Debt issuance costs	(135)	(102)
Proceeds from issuance of preferred stock	492	—
Dividends paid	(890)	(91)
Net cash used in financing activities	(370)	(2,475)
Net increase in cash, cash equivalents and restricted cash	589	(1,445)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(140)	(20)
Cash, cash equivalents and restricted cash at beginning of period	7,102	7,443
Cash, cash equivalents and restricted cash at end of period	$7,551	$5,978
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2020
Cash and cash equivalents	$4,705
Restricted cash included in other assets	2,846
Total	$7,551
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
The condensed consolidated financial statements at September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2019 was derived from audited annual financial statements.
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
Expected losses are estimated for groups of accounts aggregated by internal credit score and monthly vintage. Generally, the expected losses are projected based on historical loss experience over the last ten years, more heavily weighted toward recent performance when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. We consider forecast economic conditions over a reasonable and supportable forecast period. We

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
determine the expected remaining life of the finance receivables to be a reasonable and supportable forecast horizon, primarily due to the relatively short weighted average life of retail finance receivables. We determined the economic factors that have the largest impact on expected losses include unemployment rates, interest rate spreads, disposable personal income, and growth rates in gross domestic products. We use forecasts for our chosen factors provided by a leading economic research firm. We compare the forecasts to consensus forecasts to assess for reasonableness and may use one or more forecast scenarios provided by the research firm.
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
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts held under a cash management program. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses in the commercial finance receivables portfolio. We establish the allowance for loan losses based on historical loss experience, as well as the forecast for industry vehicle sales, which is the economic indicator that we believe has the largest impact on expected losses. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Dealers' financial and operating metrics are regularly scored and further evaluated to derive a risk rating. Based on dealer risk ratings, we establish probability of default and loss given default, and also determine if any specific dealer loan requires additional reserves.
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
Effective July 1, 2020, we adopted ASU 2020-04 on a prospective basis. The adoption of, and future elections under, ASU 2020-04 are not expected to have a material impact on our consolidated financial statements as the standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions.

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
We purchased finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During the nine months ended September 30, 2020 and 2019, we purchased $190 million and $689 million of these receivables from GM, which are included in our finance receivables, net.
We have related party payables due to GM, primarily for taxes payable and commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	September 30, 2020	December 31, 2019
Commercial finance receivables, net due from dealers consolidated by GM(a)	$399	$478
Subvention receivable(b)	$566	$676
Commercial loan funding payable(c)	$75	$74
Taxes payable(c)	$159	$4

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2020	2019	2020	2019
Interest subvention earned on retail finance receivables(d)	$172	$137	$464	$401
Interest subvention earned on commercial finance receivables(d)	$6	$16	$32	$47
Leased vehicle subvention earned(e)	$749	$814	$2,319	$2,467
_________________
(a)Included in finance receivables, net.
(b)Included in related party receivables. We received subvention payments from GM of $943 million and $1.0 billion for the three months ended September 30, 2020 and 2019 and $3.0 billion and $3.1 billion for the nine months ended September 30, 2020 and 2019.
(c)Included in related party payables.
(d)Included in finance charge income.
(e)Included as a reduction to leased vehicle expenses.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure that we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agrees to use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
revolving credit facilities consisting of a three-year, $4.0 billion facility, and a five-year, $10.5 billion facility. We also have exclusive access to GM's $2.0 billion facility (GM Revolving 364-Day Credit Facility). At September 30, 2020, we had no amounts borrowed under any of the GM facilities. At September 30, 2020, GM had $0.2 billion in borrowings outstanding on the three-year, $4.0 billion facility and $10.5 billion in borrowings outstanding on the five-year, $10.5 billion facility. In October 2020, GM repaid $3.9 billion of the five-year, $10.5 billion facility.
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
Note 3. Finance Receivables

	September 30, 2020	December 31, 2019
Retail finance receivables
Retail finance receivables, net of fees(a)	$48,695	$42,268
Less: allowance for loan losses	(1,936)	(866)
Total retail finance receivables, net	46,759	41,402
Commercial finance receivables
Commercial finance receivables, net of fees(b)	8,461	12,149
Less: allowance for loan losses	(67)	(78)
Total commercial finance receivables, net	8,394	12,071
Total finance receivables, net	$55,153	$53,473
Fair value utilizing Level 2 inputs	$8,394	$12,071
Fair value utilizing Level 3 inputs	$48,973	$42,012
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $63 million and $83 million at September 30, 2020 and December 31, 2019.
(b) Net of dealer cash management balances of $1.4 billion and $1.2 billion at September 30, 2020 and December 31, 2019.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allowance for retail loan losses beginning balance	$2,044	$881	$866	$844
Impact of adopting ASU 2016-13 (Note 1)	—	—	801	—
Provision for loan losses	31	149	819	492
Charge-offs	(280)	(300)	(876)	(886)
Recoveries	133	133	378	410
Foreign currency translation	8	(7)	(52)	(4)
Allowance for retail loan losses ending balance	$1,936	$856	$1,936	$856

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at September 30, 2020 is as follows:

	Year of Origination
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
Prime - FICO Score 680 and greater	$14,746	$8,064	$5,296	$2,348	$744	$177	$5	$31,380	64.4%
Near-prime - FICO Score 620 to 679	2,725	2,293	1,392	712	280	103	15	7,520	15.5
Sub-prime - FICO Score less than 620	2,701	2,922	1,785	1,265	707	311	104	9,795	20.1
Retail finance receivables, net of fees	$20,172	$13,279	$8,473	$4,325	$1,731	$591	$124	$48,695	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at September 30, 2020:

	Year of Origination
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
Current	$19,962	$12,848	$8,143	$4,083	$1,580	$513	$93	$47,222	97.0%

31 - 60 days	147	294	227	167	102	53	19	1,009	2.1
Greater than 60 days	57	122	92	69	45	23	11	419	0.8
Finance receivables more than 30 days delinquent	204	416	319	236	147	76	30	1,428	2.9
In repossession	6	15	11	6	4	2	1	45	0.1
Finance receivables more than 30 days delinquent or in repossession	210	431	330	242	151	78	31	1,473	3.0
Retail finance receivables, net of fees	$20,172	$13,279	$8,473	$4,325	$1,731	$591	$124	$48,695	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $742 million and $875 million at September 30, 2020 and December 31, 2019.
TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs was $2.3 billion at September 30, 2020, including $317 million in nonaccrual loans. Additional TDR activity is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2018	2020	2019	2018
Number of loans classified as TDRs during the period	13,785	19,074	17,924	43,431	53,013	51,020
Outstanding amortized cost of loans classified as TDRs during the period	$254	$343	$319	$789	$969	$932
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR were $12 million, $19 million, and $20 million for the three months ended September 30, 2020, 2019 and 2018 and $27 million, $33 million, and $32 million for the nine months ended September 30, 2020, 2019 and 2018.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables at September 30, 2020:

	Year of Origination(a)
Dealer Risk Rating	Revolving	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
I	$6,723	$400	$198	$92	$113	$93	$44	$—	$7,663	90.6%
II	428	1	7	12	15	13	13	22	511	6.0
III	227	—	9	29	2	11	1	—	279	3.3
IV	4	—	—	—	—	—	4	—	8	0.1
Balance at end of period	$7,382	$401	$214	$133	$130	$117	$62	$22	$8,461	100.0%
________________
(a) Floorplan advances comprise 98% of the total revolving balance. Dealer term loans are presented by year of origination.
At September 30, 2020, substantially all of our commercial finance receivables were current with respect to payment status and activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2020 and 2019. Commercial finance receivables classified as TDRs and amounts on non-accrual status were insignificant at September 30, 2020.
Note 4. Leased Vehicles

	September 30, 2020	December 31, 2019
Leased vehicles	$59,104	$62,767
Manufacturer subvention	(9,112)	(9,731)
Net capitalized cost	49,992	53,036
Less: accumulated depreciation	(10,634)	(10,981)
Leased vehicles, net	$39,358	$42,055
The following table summarizes minimum rental payments due to us as lessor under operating leases at September 30, 2020:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Lease payments under operating leases	$1,714	$5,548	$3,108	$865	$52	$1	$11,288

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 5. Goodwill
The following table summarizes the change in the carrying amounts of goodwill by segment:

	Nine Months Ended September 30,
	2020			2019
	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$80	$1,185	$1,105	$81	$1,186
Foreign currency translation	—	(18)	(18)	—	(4)	(4)
Ending balance	$1,105	$62	$1,167	$1,105	$77	$1,182
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
The fair value of our North America reporting unit at March 31, 2020 was determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows. There can be no assurance that anticipated financial results will be achieved. Under multiple scenarios, including fully weighting the downside cash flow scenario, the estimated fair value of our North America reporting unit at March 31, 2020 exceeded its carrying amount. Since March 31, 2020, we noted no further significant deterioration in our economic performance or outlook that would indicate further testing of goodwill impairment was warranted. Future goodwill impairment could be recognized should economic conditions deteriorate, thereby resulting in a prolonged economic slowdown and a corresponding decline in the fair value of our reporting units.
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
There have been no ownership changes in our joint ventures since December 31, 2019. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2020	2019	2020	2019
Finance charge income	$355	$330	$1,049	$1,024
Income before income taxes	$174	$150	$428	$481
Net income	$131	$113	$321	$361
At September 30, 2020 and December 31, 2019, we had undistributed earnings of $609 million and $615 million related to our non-consolidated affiliates. During the three months ended September 30, 2020, SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) declared a $294 million cash dividend of which our share was $103 million. The dividend payment was received on November 3, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 7. Debt

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,048	$2,050	$6,152	$6,160
Securitization notes payable	33,623	34,058	33,807	34,000
Total secured debt	35,671	36,108	39,959	40,160
Unsecured debt
Senior notes	47,935	49,008	43,679	44,937
Credit facilities	1,417	1,415	1,936	1,936
Other unsecured debt	3,799	3,803	3,364	3,366
Total unsecured debt	53,151	54,226	48,979	50,239
Total secured and unsecured debt	$88,822	$90,334	$88,938	$90,399
Fair value utilizing Level 2 inputs		$88,768		$88,481
Fair value utilizing Level 3 inputs		$1,566		$1,918
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 2.22% at September 30, 2020. Issuance costs on secured debt of $88 million as of September 30, 2020 and $75 million as of December 31, 2019 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and are expected to be repaid over periods ranging up to six years. During the nine months ended September 30, 2020, we renewed credit facilities with a total borrowing capacity of $17.3 billion.
Securitization notes payable at September 30, 2020 are due beginning in 2021 through 2028. During the nine months ended September 30, 2020, we issued $16.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.33% and maturity dates ranging from 2021 to 2028.
Unsecured Debt
Senior Notes At September 30, 2020, we had $47.4 billion aggregate outstanding in senior notes that mature from 2020 through 2030 and have a weighted average interest rate of 3.27%. Issuance costs on senior notes of $113 million as of September 30, 2020 and $109 million as of December 31, 2019 are amortized to interest expense over the term of the notes.
During the nine months ended September 30, 2020, we issued $8.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.08% and maturity dates ranging from 2023 through 2030.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 2.46% at September 30, 2020.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2020, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 8. Variable Interest Entities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2020	December 31, 2019
Restricted cash(a)	$2,725	$2,643
Finance receivables, net of fees	$28,762	$35,392
Lease related assets	$16,594	$14,464
Secured debt	$35,475	$39,771
_______________
(a) Included in other assets.
We use SPEs that are considered VIEs to issue variable funding notes to third party, bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs. We determined that we are the primary beneficiary of the VIEs because our servicing responsibilities give us the power to direct the activities that most significantly impact the performance of the VIEs and our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The respective assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that we provide as the servicer. We are not required to provide any additional financial support to these VIEs. While these VIE subsidiaries are included in our condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to our creditors.
Other transfers of finance receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under U.S. GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At September 30, 2020 and December 31, 2019, $408 million and $226 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $256 million and $244 million in secured debt outstanding.

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

	September 30, 2020			December 31, 2019
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$10,050	$496	$2	$9,458	$234	$23
Foreign currency swaps	1,876	77	39	1,796	22	71
Cash flow hedges
Interest rate swaps	914	—	28	590	—	6
Foreign currency swaps	5,365	98	138	4,429	40	119
Derivatives not designated as hedges
Interest rate contracts	110,059	1,023	692	92,400	340	300
Total(b)	$128,264	$1,694	$899	$108,673	$636	$519
 _________________
(a)The gross amounts of the fair value of our assets and liabilities are included in other assets and other liabilities, respectively. Amounts accrued for interest payments in a net receivable position are included in other assets. Amounts accrued for interest payments in a net payable position are included in other liabilities. All our derivatives are categorized within Level 2 of the fair value hierarchy. The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.
(b)We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At September 30, 2020 and December 31, 2019, the fair value of assets and liabilities available for offset was $619 million and $302 million. At September 30, 2020 and December 31, 2019, we held $779 million and $210 million of collateral from counterparties that is available for netting against our asset positions. At September 30, 2020 and December 31, 2019, we posted $195 million and $89 million of collateral to counterparties that is available for netting against our liability positions.
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Unsecured debt	$24,275	$20,397	$(713)	$(77)
 _________________
(a)Includes $197 million of unamortized gains and $69 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2020 and December 31, 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$14	$—	$(159)	$—	$(555)	$—	$(682)	$—
Interest rate swaps	(86)	—	80	—	289	—	546	—
Hedged items - foreign currency swaps	—	(79)	—	78	—	(80)	—	85
Foreign currency swaps	(5)	80	(15)	(77)	(26)	84	(46)	(81)
Cash flow hedges
Interest rate swaps	(5)	—	1	—	(8)	—	5	—
Foreign currency swaps	(25)	216	(23)	(134)	(82)	223	(62)	(149)
Derivatives not designated as hedges
Interest rate contracts	83	—	89	—	244	—	79	—
Total (losses) income recognized	$(24)	$217	$(27)	$(133)	$(138)	$227	$(160)	$(145)
_________________
(a)Total interest expense was $709 million and $879 million for the three months ended September 30, 2020 and 2019 and $2.3 billion and $2.8 billion for the nine months ended September 30, 2020 and 2019.
(b)Activity is offset by translation activity also recorded in operating expenses related to foreign currency-denominated loans. Total operating expenses were $394 million and $384 million for the three months ended September 30, 2020 and 2019 and $1.1 billion for both the nine months ended September 30, 2020 and 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value hedges
Foreign currency swaps	$(4)	$(10)	$(16)	$(30)
Cash flow hedges
Interest rate swaps	—	(3)	(15)	(5)
Foreign currency swaps	158	(127)	(22)	(198)
Total	$154	$(140)	$(53)	$(233)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value hedges
Foreign currency swaps	$4	$10	$17	$32
Cash flow hedges
Interest rate swaps	3	(1)	5	(4)
Foreign currency swaps	(144)	119	(103)	160
Total	$(137)	$128	$(81)	$188
_________________
(a)All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.
(b)During the next twelve months, we estimate $86 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
Note 10. Commitments and Contingencies

Guarantees of Indebtedness At September 30, 2020, we had no guarantees.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2020, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $26 million, and we have accrued $14 million.
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
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. Where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred, our estimate of the additional range of loss is up to $10 million at September 30, 2020.
Note 11. Shareholders' Equity

	September 30, 2020	December 31, 2019
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the nine months ended September 30, 2020, our Board of Directors declared and paid dividends of $800 million on our common stock to General Motors Holdings LLC.

	September 30, 2020	December 31, 2019
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	—
During the nine months ended September 30, 2020, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $32 million to holders of record of our Series B Preferred Stock. During the nine months ended September 30, 2019, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $33 million to holders of record of our Series B Preferred Stock.
In September 2020, we issued 500,000 shares, par value $0.01 per share, of Series C Preferred Stock, at a liquidation preference of $1,000 per share, for net proceeds of approximately $492 million.
Holders of Series C Preferred Stock are entitled to receive cash dividend payments when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors). Dividends on the Series C Preferred Stock accrue and are payable at a rate per annum equal to 5.700% from the date of issuance to, but excluding, September 30, 2030 (the “First Reset Date”). Thereafter, the dividend rate will be reset on the First Reset Date and on September 30th of every fifth year thereafter (the First Reset Date and each such date thereafter, a "Reset Date," and the period from, and including, a Reset Date to, but excluding, the following Reset Date, a "Reset Period"). From and including the First Reset Date, dividends on the Series C Preferred Stock will accrue and be payable at a rate per annum equal to the five-year U.S. Treasury Rate as of the second business day preceding the applicable Reset Date plus 4.997% for each Reset Period. Dividends will be payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2021. Dividends on the Series C Preferred Stock are cumulative whether or not we have earnings, there are funds legally available for the payment of the dividends or the dividends are authorized or declared.
The Series C Preferred Stock does not have a maturity date. We may, at our option, redeem the shares of the Series C Preferred Stock, in whole or in part, on any dividend payment date on or after the First Reset Date, at a price of $1,000 per share of Series C Preferred Stock plus all accumulated and unpaid dividends to, but excluding, the date of redemption.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized loss on hedges
Beginning balance	$(200)	$(24)	$(49)	$9
Change in value of hedges, net of tax	17	(12)	(134)	(45)
Ending balance	(183)	(36)	(183)	(36)
Defined benefit plans
Beginning balance	1	1	1	1
Unrealized gain on subsidiary pension, net of tax	—	—	—	—
Ending balance	1	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,464)	(1,011)	(1,071)	(1,076)
Translation gain (loss), net of tax	82	(164)	(311)	(99)
Ending balance	(1,382)	(1,175)	(1,382)	(1,175)
Total accumulated other comprehensive loss	$(1,564)	$(1,210)	$(1,564)	$(1,210)
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
In the three and nine months ended September 30, 2020, income tax expense of $314 million and $430 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the three and nine months ended September 30, 2019, income tax expense of $195 million and $416 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation and a reduction for our electric vehicle tax credit in 2019.
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
Note 13. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	North America	International	Total	North America	International	Total
Total revenue	$3,196	$225	$3,421	$3,355	$304	$3,659
Operating expenses	312	82	394	291	93	384
Leased vehicle expenses	1,114	12	1,126	1,557	17	1,574
Provision for loan losses	(26)	57	31	113	37	150
Interest expense	643	66	709	759	120	879
Equity income	—	46	46	—	39	39
Income before income taxes	$1,153	$54	$1,207	$635	$76	$711

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	North America	International	Total	North America	International	Total
Total revenue	$9,670	$735	$10,405	$9,993	$925	$10,918
Operating expenses	879	218	1,097	848	283	1,131
Leased vehicle expenses	4,566	36	4,602	4,987	38	5,025
Provision for loan losses	609	215	824	394	110	504
Interest expense	2,091	241	2,332	2,413	365	2,778
Equity income	—	113	113	—	126	126
Income before income taxes	$1,525	$138	$1,663	$1,351	$255	$1,606

	September 30, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Finance receivables, net	$50,623	$4,530	$55,153	$46,679	$6,794	$53,473
Leased vehicles, net	$39,213	$145	$39,358	$41,881	$174	$42,055
Total assets	$101,762	$7,449	$109,211	$99,453	$9,764	$109,217
Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $5.4 billion and $7.8 billion at September 30, 2020 and December 31, 2019.

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
In response to the pandemic, we have taken a number of actions to provide support to our retail customers and dealers, including:
▪We automatically waived all late payment fees for our retail customers in the North America Segment from March 1, 2020 until May 31, 2020. The impact to our results of operations for the nine months ended September 30, 2020 was not material.
▪We offered payment deferrals (typically for 60 days) to our retail customers who have been adversely affected by the COVID-19 pandemic. As a result, our deferral activity was elevated during the late-first quarter and early-second quarter of 2020 before returning to normal levels in the three months ended September 30, 2020.
▪We also offered deferments to our lease customers in the U.S. with the deferred payments due along with the final payment, if not paid before. As of September 30, 2020, we had granted payment deferrals on approximately 2% of our lease accounts.
▪We offered a greater volume of extensions to lease customers to remain in their vehicle beyond their scheduled lease termination date.
▪We offered deferrals of interest and waivers of curtailment payments for the three months ended June 30, 2020 at no cost to our wholesale dealer customers. Interest continued to accrue on the outstanding balance. In aggregate, we deferred $34 million in interest and waived $185 million of curtailment payments on our commercial loans for the three months ended June 30, 2020. As of September 30, 2020, $6 million in interest and $24 million of curtailment payments were outstanding.
▪In partnership with GM in the U.S., for well-qualified buyers, we provided various 0% loan offers for new GM vehicle purchases. In addition, we offered a 120-day delay for the due date of the first payment on retail loans for well-qualified buyers of new GM vehicles.

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
Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables, which has a weighted average remaining life of approximately two years. We forecast net credit losses based on relevant information about past events, current conditions and forecast economic performance. We believe that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
We updated our forecast of economic performance in March 2020, following the onset of the COVID-19 pandemic, based on the latest available information from our economic research firm, and have continued to monitor and update our forecast through September 30, 2020. Used vehicle prices rebounded, after decreasing in March and April 2020, and recoveries outperformed our forecast. Therefore, we increased our recovery rate forecast as of September 30, 2020. Actual economic data and recovery rates that are worse/lower than those we forecast would result in an increase to the allowance for loan losses.
Our commercial finance receivables portfolio consists of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted industry vehicle sales. Prior to January 1, 2020, we estimated our allowance for loan losses in the North America Segment based on an analysis of the experience of comparable commercial lenders. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
Residual Value of Leased Vehicles At September 30, 2020, the estimated residual value of our leased vehicles at the end of the lease term was $28.9 billion. Depreciation reduces the carrying value of each leased asset in our operating leased vehicles portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We reviewed the leased vehicles portfolio for indicators of impairment and determined that no impairment indicators were present at September 30, 2020.
We updated the residual value estimates on our leased vehicles portfolio in March 2020, following the onset of the COVID-19 pandemic to reflect the decrease in forecasted used vehicle prices and have continued to monitor and update our residual value estimates through September 30, 2020. Used vehicle prices rebounded, after decreasing in March and April 2020, and sales proceeds on terminated leased vehicles outperformed our residual value estimates during the nine months ended September 30, 2020. Our estimated residual value as of September 30, 2020 increased from the prior quarter, resulting in a prospective decrease to the depreciation rate over the remaining term of the leased vehicles portfolio. If used vehicle prices decrease, we would increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles and/or decreased depreciation expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Results of Operations
This section discusses our results of operations for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019.
Income before income taxes for the nine months ended September 30, 2020 increased to $1.7 billion from $1.6 billion for the nine months ended September 30, 2019. There were offsetting changes to key drivers of income before income taxes, as follows:
•Leased vehicle income decreased $333 million primarily due to a decrease in the leased vehicles portfolio, as terminations of leases exceeded originations.
•Leased vehicle expenses decreased $423 million primarily due to $381 million in increased leased vehicle termination gains.
•Provision for loan losses increased $320 million primarily due to increased expected charge-offs as a result of the forecasted economic impacts from the COVID-19 pandemic.
•Interest expense decreased $446 million primarily due to a decrease in the effective rate of interest on debt.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity increased to 14.6% for the four quarters ended September 30, 2020 from 13.4% for the four quarters ended September 30, 2019 primarily due to increased earnings as well as a decrease in average common equity.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 16.4% for the four quarters ended September 30, 2020 from 15.1% for the four quarters ended September 30, 2019 primarily due to increased earnings as well as a decrease in average tangible common equity.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2020	September 30, 2019
Net income attributable to common shareholder	$1,519	$1,418

Average equity	$11,951	$12,070
Less: average preferred equity	(1,515)	(1,476)
Average common equity	10,436	10,594
Less: average goodwill	(1,175)	(1,187)
Average tangible common equity	$9,261	$9,407

Return on average common equity	14.6%	13.4%
Return on average tangible common equity	16.4%	15.1%
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Average Earning Assets	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Average retail finance receivables	$47,818	$42,311	$5,507	13.0%
Average commercial finance receivables	8,046	13,118	(5,072)	(38.7)%
Average finance receivables	55,864	55,429	435	0.8%
Average leased vehicles, net	39,504	42,754	(3,250)	(7.6)%
Average earning assets	$95,368	$98,183	$(2,815)	(2.9)%

Retail finance receivables purchased	$7,301	$5,407	$1,894	35.0%
Leased vehicles purchased	$5,532	$5,843	$(311)	(5.3)%
Our penetration of GM's retail sales in the U.S. increased to 42.6% for the three months ended September 30, 2020 from 36.7% for three months ended September 30, 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to the suspension of GM global manufacturing operations at the onset of the COVID-19 pandemic, resulting in lower dealer inventory.

Revenue	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Finance charge income
Retail finance receivables	$925	$861	$64	7.4%
Commercial finance receivables	$74	$182	$(108)	(59.3)%
Leased vehicle income	$2,354	$2,515	$(161)	(6.4)%
Other income	$68	$101	$(33)	(32.7)%
Equity income	$46	$39	$7	17.9%
Effective yield - retail finance receivables	7.7%	8.1%
Effective yield - commercial finance receivables	3.7%	5.5%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to growth in the portfolio, partially offset by a decrease in the effective yield. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from a decline in benchmark interest rates, as well as a decrease in the portfolio as a result of the suspension of GM global manufacturing operations due to the COVID-19 pandemic.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the leased vehicles portfolio, as terminations of leases exceeded originations.
Other Income The decrease in other income is primarily due to lower investment income resulting from a decline in benchmark interest rates.

Costs and Expenses	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Operating expenses	$394	$384	$10	2.6%
Leased vehicle expenses	$1,126	$1,574	$(448)	(28.5)%
Provision for loan losses	$31	$150	$(119)	(79.3)%
Interest expense	$709	$879	$(170)	(19.3)%
Average debt outstanding	$90,158	$90,545	$(387)	(0.4)%
Effective rate of interest on debt	3.1%	3.9%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.6% for both the three months ended September 30, 2020 and 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $426 million increase in lease termination gains, due to outperformance of used vehicle prices compared to our residual value estimates, and a decrease in the leased vehicles portfolio.
Provision for Loan Losses The provision for retail loan losses decreased during the three months ended September 30, 2020 compared to the prior period. We made a downward adjustment to our recovery rate outlook in the first half of 2020 in response to lower used vehicle prices. As a result of a rebound in used vehicle prices, we improved our recovery rate outlook during the three months ended September, 30, 2020.
Interest Expense Interest expense decreased due to a lower effective rate of interest on our debt resulting from a decline in benchmark interest rates.
Taxes Our consolidated effective income tax rate was 27.0% and 29.0% of income before income taxes and equity income for the three months ended September 30, 2020 and 2019. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gains (losses) on hedges included in other comprehensive income were $17 million and $(12) million for the three months ended September 30, 2020 and 2019. The increase in unrealized gains (losses) is primarily due to changes in the fair value of our foreign currency swap agreements resulting from the weakening/strengthening of the U.S. Dollar against hedged currencies.
Unrealized gains/losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $82 million and $(164) million for the three months ended September 30, 2020 and 2019. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation income for the three months ended September 30, 2020 was primarily due to changes in the value of the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended September 30, 2019 was primarily due to changes in the values of the Brazilian Real and the Chinese Yuan Renminbi in relation to the U.S. Dollar.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Average Earning Assets	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Average retail finance receivables	$45,016	$42,103	$2,913	6.9%
Average commercial finance receivables	9,897	12,614	(2,717)	(21.5)%
Average finance receivables	54,913	54,717	196	0.4%
Average leased vehicles, net	40,562	43,059	(2,497)	(5.8)%
Average earning assets	$95,475	$97,776	$(2,301)	(2.4)%

Retail finance receivables purchased	$22,491	$19,682	$2,809	14.3%
Leased vehicles purchased	$13,737	$16,964	$(3,227)	(19.0)%
Our penetration of GM's retail sales in the U.S. increased to 46.4% for the nine months ended September 30, 2020 from 45.1% for the nine months ended September 30, 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to the suspension of GM global manufacturing operations caused by the COVID-19 pandemic, resulting in lower dealer inventory.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Finance charge income
Retail finance receivables	$2,672	$2,508	$164	6.5%
Commercial finance receivables	$299	$530	$(231)	(43.6)%
Leased vehicle income	$7,203	$7,536	$(333)	(4.4)%
Other income	$231	$344	$(113)	(32.8)%
Equity income	$113	$126	$(13)	(10.3)%
Effective yield - retail finance receivables	7.9%	8.0%
Effective yield - commercial finance receivables	4.0%	5.6%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to growth in the portfolio, partially offset by a decrease in the effective yield. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from a decline in benchmark interest rates, as well as a decrease in the portfolio as a result of the suspension of GM global manufacturing operations due to the COVID-19 pandemic.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the leased vehicles portfolio, as terminations of leases exceeded originations.
Other Income The decrease in other income is primarily due to lower investment income resulting from a decline in benchmark interest rates.

Costs and Expenses	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	Amount	Percentage
Operating expenses	$1,097	$1,131	$(34)	(3.0)%
Leased vehicle expenses	$4,602	$5,025	$(423)	(8.4)%
Provision for loan losses	$824	$504	$320	63.5%
Interest expense	$2,332	$2,778	$(446)	(16.1)%
Average debt outstanding	$91,625	$91,777	$(152)	(0.2)%
Effective rate of interest on debt	3.4%	4.0%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.5% for both the nine months ended September 30, 2020 and 2019.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $381 million increase in lease termination gains due to outperformance of used vehicle prices compared to our residual value estimates.
Provision for Loan Losses The provision for retail loan losses increased primarily due to increased expected charge-offs as a result of the forecasted economic impact of the COVID-19 pandemic.
Interest Expense Interest expense decreased due to a lower effective rate of interest on our debt resulting from a decline in benchmark interest rates.
Taxes Our consolidated effective income tax rate was 27.7% and 28.1% of income before income taxes and equity income for the nine months ended September 30, 2020 and 2019. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Loss
Unrealized Loss on Hedges Unrealized losses on hedges included in other comprehensive loss were $134 million and $45 million for the nine months ended September 30, 2020 and 2019. The increase in unrealized losses is primarily due to changes in the fair value of our foreign currency swap agreements resulting from the strengthening of the U.S. Dollar against hedged currencies.
Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive loss were $311 million and $99 million for the nine months ended September 30, 2020 and 2019. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the nine months ended September 30, 2020 was primarily due to changes in the values of the Brazilian Real and the Mexican Peso in relation to the U.S. Dollar. The foreign currency translation loss for the nine months ended September 30, 2019 was primarily due to changes in the values of the Chinese Yuan Renminbi, the Brazilian Real and the Canadian Dollar in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$31,380	64.4%	$25,439	60.2%
Near-prime - FICO Score 620 to 679	7,520	15.5	6,862	16.2
Sub-prime - FICO Score less than 620	9,795	20.1	9,967	23.6
Retail finance receivables, net of fees	48,695	100.0%	42,268	100.0%
Less: allowance for loan losses	(1,936)		(866)
Retail finance receivables, net	$46,759		$41,402
Number of outstanding contracts	2,782,868		2,656,525
Average amount of outstanding contracts (in dollars)(a)	$17,498		$15,911
Allowance for loan losses as a percentage of retail finance receivables, net of fees	4.0%		2.0%
_________________
(a)Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
The allowance for loan losses increased as of September 30, 2020 as compared to December 31, 2019 primarily due to the adoption of ASU 2016-13 on January 1, 2020 and increased expected net charge-offs as a result of the forecasted economic impact of the COVID-19 pandemic.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	September 30, 2020		September 30, 2019
	Amount	Percentage	Amount (a)	Percentage
31 - 60 days	$1,009	2.1%	$1,252	3.0%
Greater than 60 days	419	0.8	514	1.2
Total finance receivables more than 30 days delinquent	1,428	2.9	1,766	4.2
In repossession	45	0.1	48	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,473	3.0%	$1,814	4.3%
________________
(a)Represents the contractual amounts of delinquent retail finance receivables, which is not significantly different than the outstanding amortized cost for such receivables.
At September 30, 2020, delinquency was impacted by the availability to our customers of funds under government support programs that have been offered pursuant to the COVID-19 pandemic, as well as changes in consumer spending behavior. We expect delinquency could increase in the coming months as more of our customers are impacted by the COVID-19 pandemic due to ongoing effects of job losses on consumer credit.
Deferrals In accordance with our policies and guidelines, we, at times, offer payment deferrals to retail consumers for up to two payments for a fee (generally the interest portion of the payment deferred). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Effective March 16, 2020, we began offering payment deferrals

GENERAL MOTORS FINANCIAL COMPANY, INC.
(typically for 60 days) and in many cases waived our deferral policies and guidelines for customers impacted by the COVID-19 pandemic. As a result, for our North America segment, our monthly deferral rate as a percentage of retail finance receivables outstanding increased in the months of April and May 2020 before returning to normal levels in the months of June through September 2020. For the North America segment, contracts that received a payment deferral as an average quarterly percentage of average retail finance receivables outstanding were 2.9% and 4.4% for the three and nine months ended September 30, 2020 and 3.1% and 3.0% for the three and nine months ended September 30, 2019.
TDRs Payment deferrals granted to retail customers with accounts in good standing, but impacted by the COVID-19 pandemic, will not be considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 1 and Note 3 to our condensed consolidated financial statements for further information on TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Charge-offs	$280	$300	$876	$886
Less: recoveries	(133)	(133)	(378)	(410)
Net charge-offs	$147	$167	$498	$476
Net charge-offs as an annualized percentage of average retail finance receivables	1.2%	1.6%	1.5%	1.5%
Charge-offs for the three and nine months ended September 30, 2020 decreased slightly compared to the prior year, resulting from the availability to our customers of funds under government support programs that have been offered pursuant to the COVID-19 pandemic, as well as changes in consumer spending behavior. We expect that our charge-offs could increase in the coming months as more of our customers are impacted by the COVID-19 pandemic due to ongoing effects of job losses on consumer credit.
Recoveries for the nine months ended September 30, 2020 decreased compared to the prior year primarily due to the suspension of our repossession activity on March 16, 2020. We resumed limited repossession activity in late June, and returned to normal repossession activity in the three months ended September 30, 2020. Recoveries for the three months ended September 30, 2020 were flat compared to the prior year despite lower charge-offs, which reflects the resumption of repossession activity as well as increased used vehicle prices.

Commercial Finance Receivables	September 30, 2020	December 31, 2019
Commercial finance receivables, net of fees	$8,461	$12,149
Less: allowance for loan losses	(67)	(78)
Commercial finance receivables, net	$8,394	$12,071
Number of dealers	1,964	1,872
Average carrying amount per dealer	$4	$6
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.8%	0.6%
At September 30, 2020 and December 31, 2019, commercial finance receivables classified as TDRs were insignificant. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2020 and 2019, and substantially all of our commercial finance receivables were current with respect to payment status at September 30, 2020 and December 31, 2019.
The COVID-19 pandemic negatively impacted sales volume in March and April, and we offered deferrals of interest payments and waivers of curtailment payments to our dealers during the three months ended June 30, 2020. We continue to monitor the financial condition of our dealers for any deterioration that would require further action to be taken, including recording additional provision for loan losses.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating leases originated	137	147	340	433
Operating leases terminated	171	177	451	498
Operating leased vehicles returned(a)	97	128	312	370
Percentage of leased vehicles returned(b)	57%	72%	69%	74%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.

The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and/or growth and age of the leased vehicles portfolio. The return rate for the three and nine months ended September 30, 2020 as compared to the prior periods declined due to higher leased vehicle purchases at the end-of-term driven by historically high used vehicle prices.
Used vehicle prices fluctuated during the nine months ended September 30, 2020. After decreasing in March and April, used vehicle sales volume and wholesale pricing steadily rebounded through August primarily due to low new vehicle inventory and strong demand for used vehicles. We currently expect used vehicle prices will increase for the full year 2020 compared to 2019 by an amount in the low single digits on a percentage basis.
Used vehicle prices may face pressure in 2021 relative to 2020 driven by normalizing new vehicle inventory and rising used vehicle supply due to an increase in trade-in activity and off-lease vehicles, resulting in an industry outlook for a decline in used vehicle prices of mid-single digits on a percentage basis.
As of March 31, 2020, following the onset of the COVID-19 pandemic, we updated residual value estimates based upon weak used vehicle market forecasts and increased the depreciation rate for the remaining term of the leased vehicles portfolio. We recorded $685 million and $933 million in gains on terminations of leased vehicles during the three and nine months ended September 30, 2020, compared to $259 million and $552 million during the three and nine months ended September 30, 2019, due to unexpected strength in used vehicle prices as well as lower net book values from increased depreciation rates. We updated our residual value estimates as of September 30, 2020, and we are decreasing the depreciation rate for the remaining term of the leased vehicles portfolio. If used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles due to lower net book values and/or further decrease depreciation expense in future quarters. Likewise, if used vehicle prices weaken compared to our estimates, we may record losses on sales of off-lease vehicles due to higher net book values and/or increase depreciation expense in future quarters.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2020			December 31, 2019
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,177	971	65.0%	$15,950	972	60.5%
Trucks	7,129	272	18.2	7,256	288	18.0
SUVs	3,401	94	6.3	3,917	108	6.7
Cars	2,187	158	10.5	3,276	238	14.8
Total	$28,894	1,495	100.0%	$30,399	1,606	100.0%
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2020	2021	2022	2023 & Thereafter
Operating lease maturities	7%	31%	36%	26%
At September 30, 2020 and 2019, 99.4% and 99.1% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	September 30, 2020	December 31, 2019
Cash and cash equivalents(a)	$4,705	$3,311
Borrowing capacity on unpledged eligible assets	20,874	17,537
Borrowing capacity on committed unsecured lines of credit	498	298
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$29,077	$24,146
_________________
(a)Includes $431 million and $390 million in unrestricted cash outside of the U.S. at September 30, 2020 and December 31, 2019. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

At September 30, 2020, our available liquidity increased from December 31, 2019, due to an increase in cash and cash equivalents and available borrowing capacity on secured revolving credit facilities resulting from the issuance of securitization transactions, unsecured debt and preferred stock. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2020, available liquidity exceeded our liquidity targets.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. We also have exclusive access to GM's 364-day $2.0 billion facility (the GM Revolving 364-Day Credit Facility). At September 30, 2020 and December 31, 2019, we had no borrowings outstanding under any of these facilities. At September 30, 2020, GM had $0.2 billion in borrowings outstanding on the three-year, $4.0 billion facility and $10.5 billion in borrowings outstanding on the five-year, $10.5 billion facility. In October 2020, GM repaid $3.9 billion of the five-year, $10.5 billion facility.
In April 2020, GM renewed the $2.0 billion GM Revolving 364-Day Credit Facility for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended.

Cash Flow	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019
Net cash provided by operating activities	$6,000	$6,304	$(304)
Net cash used in investing activities	$(5,041)	$(5,274)	$233
Net cash used in financing activities	$(370)	$(2,475)	$2,105
During the nine months ended September 30, 2020, net cash provided by operating activities decreased primarily due to a decrease in leased vehicle income of $0.3 billion and derivative collateral posting activities of $0.2 billion, partially offset by a decrease in interest paid of $0.3 billion.
During the nine months ended September 30, 2020, net cash used in investing activities decreased primarily due to a decrease in net funding of commercial finance receivables of $4.0 billion and a decrease in purchases of leased vehicles of $2.0 billion, partially offset by decreased collections and recoveries on retail finance receivables of $3.2 billion due to lower loan prepayment activity and an increase in purchases of retail finance receivables of $2.6 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
During the nine months ended September 30, 2020, net cash used in financing activities decreased primarily due to an increase in borrowings of $17.6 billion and issuance of preferred stock of $0.5 billion partially offset by an increase in debt repayments of $15.1 billion and an increase in dividend payments of $0.8 billion.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At September 30, 2020, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$21,884	$2,048
Revolving commercial asset-secured facilities(b)	4,049	—
Total secured	25,933	2,048
Unsecured committed facilities	511	13
Unsecured uncommitted facilities(c)	1,404	1,404
Total unsecured	1,915	1,417
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$30,848	$3,465
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $46 million in advances outstanding and $518 million in unused borrowing capacity on these facilities at September 30, 2020.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.3 billion in unused borrowing capacity on these facilities at September 30, 2020.
Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At September 30, 2020
2016	February 2022	-	September 2024	$6,600	$722
2017	November 2022	-	May 2025	$9,694	2,044
2018	April 2022	-	September 2026	$19,985	6,835
2019	April 2022	-	July 2027	$16,404	9,324
2020	September 2021	-	June 2028	$16,622	14,758
Total active securitizations					33,683
Debt issuance costs					(60)
Total					$33,623
_________________
(a)Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.
(b)At historical foreign currency exchange rates at the time of issuance.
Our securitizations utilize SPEs which are also VIEs that meet the requirements to be consolidated in our financial statements. Refer to Note 8 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2020, the aggregate principal amount of our outstanding unsecured senior notes was $47.4 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At September 30, 2020, we had $3.8 billion of this type of unsecured debt outstanding, of which $2.0 billion was issued under the U.S. commercial paper program.
Support Agreement At September 30, 2020 and December 31, 2019, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.38x and 8.30x, and the applicable leverage ratio threshold was 11.50x. The increase in the earning assets leverage ratio is primarily due to decreased shareholders' equity as a result of a $643 million adoption impact of ASU 2016-13, an $800 million dividend on our common stock paid to GM, and a $445 million impact of foreign currency translation adjustments and unrealized losses on cash flow hedges included in other comprehensive loss; largely offset by $1.2 billion in net income and a $492 million issuance of Series C Preferred Stock.
Contractual Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt and lease obligations:

	Years Ending December 31,
	2020	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$7	$28	$27	$24	$23	$21	$65	$195
Secured debt	4,986	16,742	8,957	3,417	1,630	1	—	35,733
Unsecured debt	5,583	11,093	8,241	8,838	5,336	6,306	7,233	52,630
Interest payments(a)	623	1,953	1,308	942	597	349	443	6,215
Total	$11,199	$29,816	$18,533	$13,221	$7,586	$6,677	$7,741	$94,773
_________________
(a)Interest payments were determined using the interest rate in effect at September 30, 2020 for floating rate debt and the contractual rates for fixed-rate debt.
Asset and Liability Profile We define our asset and liability profile as the cumulative maturities of our finance receivables, investment in operating leases net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at September 30, 2020:

	2020	2021	2022	2023 & Thereafter
Encumbered assets	$6,709	$29,236	$41,288	$48,081
Unencumbered assets	13,501	27,933	43,549	61,130
Total assets	20,210	57,169	84,837	109,211

Secured debt	4,986	21,728	30,685	35,733
Unsecured debt	5,583	16,676	24,917	52,630
Total debt(a)	10,569	38,404	55,602	88,363
Net excess liquidity	$9,641	$18,765	$29,235	$20,848
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.

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
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:
•the length and severity of the COVID-19 pandemic (see Item 1A, Risk Factors);
•GM's ability to sell new vehicles that we finance in the markets we serve;
•dealers' effectiveness in marketing our financial products to consumers;
•the viability of GM-franchised dealers that are commercial loan customers;
•the sufficiency, availability and cost of sources of financing, including credit facilities, securitization programs and secured and unsecured debt issuances;
•the adequacy of our underwriting criteria for loans and leases and the level of net charge-offs, delinquencies and prepayments on the loans and leases we purchase or originate;
•our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards and regulatory or supervisory requirements;
•the adequacy of our allowance for loan losses on our finance receivables;
•our ability to maintain and expand our market share due to competition in the automotive finance industry from a large number of banks, credit unions, independent finance companies and other captive automotive finance subsidiaries;
•changes in the automotive industry that result in a change in demand for vehicles and related vehicle financing;
•the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;
•adverse determinations with respect to the application of existing laws, or the results of any audits from tax authorities, as well as changes in tax laws and regulations, supervision, enforcement and licensing across various jurisdictions;
•the prices at which used vehicles are sold in the wholesale auction markets;
•vehicle return rates, our ability to estimate residual value at the inception of a lease and the residual value performance on vehicles we lease;
•interest rate fluctuations and certain related derivatives exposure;
•our joint ventures in China, which we cannot operate solely for our benefit and over which we have limited control;
•changes in the determination of LIBOR and other benchmark rates;
•our ability to secure private customer and employee data or our proprietary information, manage risks related to security breaches and other disruptions to our networks and systems and comply with enterprise data regulations in all key market regions;
•foreign currency exchange rate fluctuations and other risks applicable to our operations outside of the U.S.; and
•changes in local, regional, national or international economic, social or political conditions.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2020. Based on this evaluation required by paragraph (b) of Rules 13a-15 and 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 global pandemic, we are monitoring our control environment to ensure that any changes as a result of physical distancing are addressed and any increased risks are mitigated. For additional information refer to Item 1A. Risk Factors.
PART II
Item 1. Legal Proceedings
Refer to Note 10 to our condensed consolidated financial statements for information relating to certain legal proceedings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 1A. Risk Factors
The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.
The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Our business has been affected in various ways, as discussed below, including in our operations, and we cannot predict the length and severity of the pandemic or its effects on us. The United States has recently experienced a resurgence of COVID-19 cases, which if such resurgence continues, could exacerbate the risks discussed below.
Among other things, the COVID-19 pandemic has resulted in the closure of many businesses and a significant increase in unemployment in the United States. As a result of the foregoing, a significant percentage of our retail customers may be unable to make payments on their retail loans and leases, which may result in significant delinquencies and losses.
We are exposed to risk of loss on the sale of returned leased vehicles when the proceeds from the sale of vehicles are less than the residual values estimated at lease inception. If used vehicle prices weaken compared to our estimates, we may record losses on sales of off-lease vehicles due to higher net book values and/or increase depreciation expense in future quarters, either of which would adversely affect our financial results.

In an effort to assist our customers impacted by the COVID-19 pandemic, beginning in early March of this year, we worked with our retail customers and dealers on an individual basis to provide relief programs. These programs may negatively impact our results of operations and liquidity in the near term and, if not effective in mitigating the economic impacts of the COVID-19 pandemic on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.
Certain governmental authorities, including the United States federal, state or local governments have enacted laws, regulations, executive orders or other guidance that allow customers to forego making scheduled payments for some period of time or require modification to our retail loans and leases, and some states have enacted executive orders that preclude creditors from exercising certain rights or taking certain actions with respect to our retail loan and leases, including repossession or liquidation of vehicles. These programs, if expanded or extended, could negatively impact our results of operations and cash flows.
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

3.6
Statement of Resolution Establishing the Designation of the Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on September 16, 2020.
Incorporated by Reference

4.1
Thirty–Ninth Supplemental Indenture, dated August 20, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 1.700% Senior Notes due 2023 and 2.700% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on August 20, 2020.
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	November 5, 2020	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer