Form 10-K
period 2020-12-31
General Motors Financial Company, Inc.
filed 2021-02-10
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 9, 2021, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
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
International Segment Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China. The retail lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles. Our commercial lending programs are focused on GM-franchised dealers and their affiliates. We also offer financing for vehicle-related insurance and other products or services.
Retail Finance In our retail finance business the term "loan" refers to retail installment contracts we purchase from automobile dealers or other vehicle financing products. We also purchase lease agreements for new GM vehicles.
As a primarily indirect auto finance provider, we focus our marketing activities on automobile dealers. We primarily pursue franchised dealerships; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles, moderately priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
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
Our operating leases are closed-end leases; therefore, we assume the residual risk on the leased vehicle. The lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled maturity date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This strategy includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
New GM vehicles	$43,206	$42,316	$44,124
Other vehicles	6,603	5,200	4,650
Total	$49,809	$47,516	$48,774

Underwriting We utilize proprietary credit scoring systems to support our credit approval process. The credit scoring systems were developed through statistical analysis of prior auto credit performance using customer demographics, credit bureau attributes and loan and lease structure data and are tailored to each country where we conduct business. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval, contract pricing and structure.
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

Customer Experience and Servicing Our business strategy also includes increasing the loyalty and retention of GM customers through our customer servicing activities. We strive to earn customers for life with an approach that builds, personalizes and continuously improves customer experiences to ensure customer satisfaction with every interaction. Our vision is to lead the way providing remarkable service through deep insights and orchestrate a seamless experience across servicing channels. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiency balances when appropriate.
Commercial Finance We provide commercial lending products to our dealer customers that include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include financing for parts and accessories, dealer fleets and storage centers.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
We periodically inspect and verify the location of the financed vehicles that are available for sale. The timing of the verifications varies and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with its credit agreement as to repayment terms and to determine the status of our collateral.
As part of our floorplan lending agreement, we offer a cash management program. Under the program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to us in advance. This program allows for the dealer to manage its liquidity position and reduce its interest cost while maintaining the repayment terms on the advances made associated with new vehicles.
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
Underwriting Each dealership is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating affects loan pricing and guides the management of the account. We monitor the level of borrowing under each dealership's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealership, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealership, we may call the floorplan loans due and payable.
Servicing Commercial lending servicing activities include dealership customer service, account maintenance, credit line monitoring and adjustment, exception processing and insurance monitoring. Our commercial lending servicing operations are centralized in each country.
Sources of Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, through public and private securitization transactions and through the issuance of unsecured debt in the capital markets. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk, although we may issue debt globally in order to diversify funding sources, especially to support U.S. financing needs. The mix of funding sources varies from country to country based on the characteristics of our earning assets and the relative development of the capital markets in each country. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds. We or our affiliates may seek to retire or purchase our or our affiliates' outstanding debt through cash purchases and/or exchanges for debt or other securities, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
In our securitizations, we transfer loans or lease-related assets to securitization trusts (Trusts), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors. While these Trusts are included in our consolidated financial statements, they are separate legal entities, and the assets held by these Trusts are legally owned by them and are not available to our creditors or creditors of our other Trusts. When we transfer securitized assets to a Trust, we make certain representations and warranties regarding the securitized assets. These representations and warranties pertain to specific aspects of the securitized assets, including the origination of the securitized assets, the obligors of the securitized assets, the accuracy and legality of the records, schedules containing information regarding the securitized assets, the financed vehicles securing the securitized assets, the security interests in the securitized assets, specific characteristics of the securitized assets, and certain matters regarding our servicing of the securitized assets, but do not pertain to the underlying performance of the securitized assets. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any securitized assets, we are obligated to repurchase the securitized assets from the Trust. Historically, repurchases due to a breach of a representation or warranty have been insignificant.
We utilize senior-subordinated securitization structures that involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest-rated, asset-backed securities. The level of credit enhancement in future senior-subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the assets transferred, as well as our credit trends and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower-rated subordinated bonds at rates we consider acceptable.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
capital requirements, may restrict dividend distributions and ownership of certain assets, and may require certain disclosures to prospective purchasers and lessees and restrict certain practices related to the servicing of consumer accounts.
Industrial Bank Application On December 11, 2020, we filed an application with the Federal Deposit Insurance Corporation (FDIC) and Utah Department of Financial Institutions (UDFI) to form GM Financial Bank (the Bank), intended to be an FDIC-insured Utah state chartered industrial bank. The Bank's proposed business plan involves offering indirect retail installment contracts and relying on deposits for funding. If our application is approved, the Bank would be regulated by the FDIC and UDFI, and we would become subject to certain regulatory requirements as the Bank's parent company.
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
Human Capital Our people are our most valuable asset, and we must continue to attract and retain the best talent in order to achieve our objectives. As a result, we strive to attract, retain and develop top talent by adhering to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, pay workers fairly, ensure safety and well-being, and promote diversity, equity and inclusion. Our six core values are the foundation of our culture; how we behave encompasses key measures of our performance, including the visible ways we conduct ourselves as we work with one another:
•Integrity - We win with integrity by always doing the right thing.
•Customers for Life - We earn customers for life by putting them at the center of everything we do.
•Teamwork - We promote teamwork to achieve extraordinary results.
•Excellence - We strive for operational excellence.
•Team Members & Communities - We foster team member growth and invest in our communities.
•Inclusive - We are inclusive by valuing backgrounds, opinions and ideas that may be different than our own.
Diversity, Equity and Inclusion As part of GM, we aspire to be the most inclusive company in the world. In every moment, we must decide what we can do - individually and collectively – to drive meaningful deliberate change. Our unwavering position includes a commitment to inclusion, an unequivocal condemnation of intolerance, and a commitment to stand up against injustice. Our ability to meet the needs of a diverse and global customer base is tied closely to diversity and inclusiveness of the people within our company, which is why we are committed to fostering a culture that celebrates our differences.
Develop and Retain Talented People Today, we compete for talent against other finance companies and, increasingly, against businesses in other sectors, such as technology. To win and keep talent, we must provide a workplace culture that encourages employee behaviors aligned with our values, fulfills their long-term individual aspirations and achieves full engagement. In furtherance of this goal, we invest significant resources to retain and develop our talent. In addition to mentoring and networking opportunities, we offer a vast array of career development resources to help develop, grow and enable employees to make the most of their careers with us.
Safety and Well-being The well-being of our employees is equally important to entice and stimulate creativity and innovation. In addition to traditional healthcare, paid time off, paid parental leave, wellness programs, flextime scheduling and telecommuting arrangements and retirement benefits, including a 401(k) matching program, we offer a variety of benefits and resources to support employees' physical and mental health, including on-site health clinics and a health concerns hotline, which help us both attract talent and reap the benefits of a healthier workforce.
Employees At December 31, 2020, we employed approximately 9,000 people, excluding our joint venture employees.

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Item 1A. Risk Factors
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic may disrupt our business and operations, which could materially adversely impact our business, financial condition, liquidity and results of operations.
The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Our business has been affected in various ways, including in our results of operations. The full extent to which the COVID-19 pandemic will impact our operations will depend on future developments, including the duration and severity of the outbreak, any subsequent outbreaks and the timing and efficacy of any available vaccines. Future developments are highly uncertain and cannot be predicted with confidence and may adversely impact our global operations. In particular, if COVID-19 continues to spread or re-emerges, particularly in North America where our profits are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things: lower demand for new and used vehicles resulting in lower loan and lease origination levels, increased customer defaults on automobile loans and leases; lower than expected pricing on used vehicles sold at auction; and an impaired ability to access credit and the capital markets. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could have a material impact on our business, financial condition and results of operations going forward. For a further discussion of the impact of the COVID-19 pandemic, refer to Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to our Business
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
Substantially all of our revenue is generated from financial products offered to or through automotive dealers. Whether we are able to originate automotive loans and leases, as well as maintain and grow our commercial lending portfolio, is dependent upon dealers' effectiveness in marketing our financial products to their retail and lease customers and selecting our commercial lending products over those of our competitors. As a result, our ability to cultivate and maintain strong relationships with dealers, particularly GM-franchised dealers, is essential to our operations.
Given the reliance of our operations on GM-franchised dealers, we have significant exposure to their financial condition. Dealers operate in a highly competitive market, and GM-franchised dealers are vulnerable to both decreased demand for new

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Our financial condition, liquidity and results of operations depend, to a material extent, on the performance of loans and leases in our portfolio. Obligors under contracts acquired or originated by us, as well as dealer obligors in our commercial lending portfolio, may default during the term of their loan or lease. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the value of the financed vehicle or, in the case of a commercial obligor, the value of the inventory and other commercial assets we finance usually does not cover the outstanding amount due to us, including the costs of recovery and asset disposition.
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
We maintain an allowance for loan losses on our finance receivables which reflects management's estimates of expected credit losses for these receivables. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future financings, thus impairing our ability to finance our business.
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
A portion of our origination and servicing activities in the North America Segment has historically involved sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. The actual rates of delinquencies, defaults, repossessions and losses with respect to those borrowers could also be more dramatically affected by a general economic downturn. No assurance can be given that our proprietary credit scoring system, risk-based pricing and other underwriting policies, and our servicing and collection methods will be effective in managing these risks. In the event that we underestimate the default risk or underprice contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected.
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
General We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may

GENERAL MOTORS FINANCIAL COMPANY, INC.
be accompanied by increased unemployment rates, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit, changes in vehicle ownership trends and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. No assurance can be given that the underwriting criteria and collection methods we employ will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future financings.
Demand for automobiles may also be impacted by the entrants of non-traditional participants in the automotive industry, who are disrupting the industry's historic business model through the introduction of new products, services, and methods of travel and vehicle ownership.
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms either through our exclusive online channel or our wholesale auction partners. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in, or increase, a loss upon our disposition of off-lease or repossessed vehicles and, in the case of repossessed vehicles we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models and increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand will result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, as experienced at the onset of the COVID-19 pandemic, we may be unable to sell our used vehicles at sufficient volume and/or pricing.
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At lease inception, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the industry volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results. Further, a material decrease in the value of a leased asset group could result in an impairment charge, which would adversely affect our financial results.
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
•we may find it more difficult to fund future credit enhancement requirements, operating costs, tax payments, capital expenditures or general corporate expenditures;
•we may have to dedicate a substantial portion of our cash resources to payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and
•we may be vulnerable to adverse general economic, industry and capital markets conditions.
Our credit facilities may require us to comply with certain financial ratios and covenants, including minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.
If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs, remove us as servicer of our assets or declare the outstanding debt immediately due and payable. If our debt payments were accelerated, any assets pledged to secure these facilities might not be sufficient to fully repay the debt. These lenders may foreclose upon their collateral, including the restricted cash in these credit facilities. These events may also result in a default under our unsecured debt indentures. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would materially suffer.
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
Changes in the method pursuant to which the London Interbank Offered Rate (LIBOR) and other benchmark rates are determined could adversely impact our business and results of operations.
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
Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee (ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified

GENERAL MOTORS FINANCIAL COMPANY, INC.
recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR, and proposed implementations of the recommended alternatives in floating rate financial instruments. It is currently unknown whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
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
Our operations outside the U.S. are subject to many of the same risks as our U.S. operations. In addition to those risks, our non-U.S. operations, including the operations of our joint ventures, are subject to certain additional risks, such as the following:
•economic downturns in foreign countries or geographic regions where we have significant operations, such as Brazil, Mexico and China;
•multiple foreign regulatory requirements that are subject to change;
•difficulty in establishing, staffing and managing foreign operations;
•differing labor regulations;
•consequences from changes in tax laws;
•restrictions on the ability to repatriate profits or transfer cash into or out of foreign countries and the tax consequences of such repatriations and transfers;
•fluctuations in foreign currencies;
•political and economic instability, social unrest, natural disasters, public health crises, war, and terrorism; and
•compliance with laws and regulations applicable to international operations, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and international trade and economic sanctions laws.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Risks Related to Cybersecurity, Information Technology and Data Management Practices
Security breaches and other disruptions to information technology systems and networks owned or maintained by us, or third-party vendors or suppliers on our behalf, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.
We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes, activities and products. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, as well as personally identifiable information of our customers and employees in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the protection of their data. Despite security measures and business continuity plans, these systems and networks may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, malware (including “ransomware”), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems and networks. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and networks and the data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the privacy of personal information; disrupt our operations; or reduce the competitive advantage we hope to derive from our investment in advanced technologies. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material.
Our enterprise data practices, including the collection, use, sharing, and security of the Personal Identifiable Information of our customers and employees, are subject to increasingly complex, restrictive and punitive regulations in all key market regions.
Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. For example, the California Consumer Protection Act became effective in 2020, obligating companies to quickly respond to consumer requests to delete, disclose and stop selling personal information of California residents, with significant fines for noncompliance. Other U.S. states are considering similar laws, with some considering private rights of action for consumers that would allow consumers to bring claims directly against us for mishandling their data. In Canada, both the federal government and certain provinces have also proposed new legislation imposing significant and unprecedented obligations, fines and liabilities regarding data handling. Overcoming these new barriers is likely to increase our costs and drive new complexity in our operations.
Risks Related to Government Regulations and Litigation
Compliance with laws and regulations can significantly increase our costs and affect how we do business.
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
In the United States, the Dodd-Frank Act imposes significant regulatory oversight on the financial industry and grants the CFPB extensive rulemaking and enforcement authority, all of which may substantially impact our operations. As a “larger participant” in the automobile finance market, we are subject to comprehensive and rigorous on-site examinations by the CFPB. Any violations of law or unfair lending practices found during these examinations could result in enforcement actions, fines, and mandated process, procedure or product-related changes or consumer refunds.

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business, and we are included in GM's consolidated U.S. federal income tax returns. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws, changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices, primarily in North America and Latin America.

Item 3. Legal Proceedings
Refer to Note 10 to our consolidated financial statements for information relating to legal proceedings.

Item 4. Mine Safety Disclosures
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the rapidly growing outbreak of COVID-19, a global pandemic. The economic impact of efforts to contain the spread of COVID-19 is straining the finances of individuals and businesses, large and small, across the globe. The extent of the impact of the COVID-19 pandemic on our future operations will depend on, among other things, the duration, spread and intensity of the pandemic and related government responses such as required physical distancing, restrictions on business operations and travel and the timing and efficacy of any available vaccines, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, foreign exchange volatility and political uncertainty. Refer to Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.
In response to the pandemic, we took a number of actions to provide support to our retail customers and dealers, including:
▪We automatically waived all late payment fees for our retail customers in the North America Segment from March 1, 2020 until May 31, 2020. The impact to our results of operations for 2020 was not material.
▪We offered payment deferrals (typically for 60 days) to our retail loan customers who have been adversely affected by the COVID-19 pandemic. As a result, our deferral activity was elevated during the late-first quarter and early-second quarter of 2020 before returning to normal levels in the second half of 2020.
▪We also offered deferments to our lease customers in the U.S. with the deferred payments due along with the final payment, if not paid before. As of December 31, 2020, we had granted payment deferrals on approximately 2% of our lease accounts.
▪We offered a greater volume of extensions to lease customers to remain in their vehicle beyond their scheduled lease termination date.
▪We offered deferrals of interest and waivers of curtailment payments for the three months ended June 30, 2020 at no cost to our wholesale dealer customers. Interest continued to accrue on the outstanding balance. In aggregate, we deferred $34 million in interest and waived $185 million of curtailment payments on our commercial loans for the three months ended June 30, 2020. As of December 31, 2020, no deferred interest and an insignificant amount of curtailment payments were outstanding.
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
Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables, which have a weighted average remaining life of approximately two years. We forecast net credit losses based on relevant information about past events, current conditions and forecast economic performance. We believe that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

GENERAL MOTORS FINANCIAL COMPANY, INC.
We incorporate assumptions about forecast charge-off recovery rates and overall economic performance in our allowance estimate. Used vehicle prices rebounded in the second half of 2020, after decreasing in March and April 2020, and recoveries outperformed our forecast. Therefore, we increased our recovery rate forecast as of December 31, 2020. Each 5% relative decrease/increase in our forecast recovery rates could increase/decrease our allowance for loan losses by approximately $107 million.

We updated our forecast of economic performance in March 2020, following the onset of the COVID-19 pandemic, based on the latest available information from our economic research firm, and continued to monitor and update our forecast through the year. At December 31, 2020, the weightings we applied to the economic forecast scenarios that we considered resulted in an allowance for loan losses on our retail finance receivables portfolio of $1.9 billion. The range of possible weightings we could apply to the economic forecast scenarios result in an allowance for loan losses ranging from $1.8 billion to $2.0 billion. Actual economic data and recovery rates that are worse/lower than those we forecast could result in an increase in the allowance for loan losses.
Our commercial finance receivables portfolio consists of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted industry vehicle sales. Prior to January 1, 2020, we estimated our allowance for loan losses on commercial finance receivables in the North America Segment based on an analysis of the experience of comparable commercial lenders. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
Residual Value of Leased Vehicles We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At lease inception, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. We estimate the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on our future ability to market the vehicles under prevailing market conditions.
The customer is obligated to make payments during the lease term for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the value of the vehicle is lower than the residual value estimated at lease inception.
At December 31, 2020, the estimated residual value of our leased vehicles was $29.2 billion. Depreciation reduces the carrying value of each leased asset in our leased vehicles portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. We updated the residual value estimates on our leased vehicles portfolio in March 2020, following the onset of the COVID-19 pandemic to reflect the decrease in forecasted used vehicle prices and have continued to monitor and update our residual value estimates through December 31, 2020. Used vehicle prices rebounded, after decreasing in March and April 2020, and sales proceeds on terminated leased vehicles outperformed our residual value estimates during 2020. Accordingly, we increased our residual value estimates at December 31, 2020, which will result in a prospective decrease in the depreciation rate over the remaining term of the leased vehicles portfolio. If used vehicle prices weaken compared to our estimates, we would increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles and/or decreased depreciation expense.
We reviewed our leased vehicles portfolio for indicators of impairment and determined that no impairment indicators were present at December 31, 2020 and 2019.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2020, which could increase or decrease depreciation expense over the remaining term of our leased vehicles portfolio, holding all other assumptions constant. Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge.

	Years Ending December 31,
	2021	2022	2023	2024	Total
Impact to depreciation expense	$198	$72	$21	$1	$292
Used vehicle prices increased approximately 3% in 2020 compared to 2019, primarily due to low new vehicle inventory, largely driven by the suspension of manufacturing operations as a result of the COVID-19 pandemic, creating strong demand for used vehicles. In 2021, we expect used vehicle prices to decline by an amount in the low single digits on a percentage basis as compared to 2020 levels as supply and demand dynamics normalize.
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
Results of Operations
This section discusses our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For a discussion and analysis of the year ended December 31, 2019, compared to the same period in 2018 please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 5, 2020.
Income before income taxes for 2020 increased to $2.7 billion from $2.1 billion for 2019. There were offsetting changes to key drivers of income before income taxes, as follows:
•Finance charge income on retail finance receivables increased due to growth in the size of the portfolio, partially offset by a decrease in the effective yield.
•Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from a decline in benchmark interest rates, as well as a decrease in the size of the portfolio.
•Leased vehicle income decreased $502 million primarily due to a decrease in the size of the portfolio, as terminations of leases exceeded originations.

GENERAL MOTORS FINANCIAL COMPANY, INC.
•Leased vehicle expenses decreased $803 million primarily due to $673 million in increased leased vehicle termination gains.
•Provision for loan losses increased $155 million primarily due to increased expected charge-offs as a result of the forecasted economic impacts from the COVID-19 pandemic.
•Interest expense decreased $618 million primarily due to a decrease in the effective rate of interest on debt.
For the year ending December 31, 2021, we expect income before income taxes in the mid-two billion dollar range.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity increased to 18.2% in 2020 from 13.7% in 2019 primarily due to increased earnings.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 20.5% in 2020 from 15.4% in 2019 primarily due to increased earnings as well as a decrease in average tangible common equity.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Years Ended December 31,
	2020	2019
Net income attributable to common shareholder	$1,911	$1,477

Average equity	$12,120	$12,270
Less: average preferred equity	(1,628)	(1,477)
Average common equity	10,492	10,793
Less: average goodwill	(1,172)	(1,186)
Average tangible common equity	$9,320	$9,607

Return on average common equity	18.2%	13.7%
Return on average tangible common equity	20.5%	15.4%
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

Average Earning Assets	Years Ended December 31,		2020 vs. 2019
	2020	2019	Amount	Percentage
Average retail finance receivables	$46,313	$42,112	$4,201	10.0%
Average commercial finance receivables	9,713	12,429	(2,716)	(21.9)%
Average finance receivables	56,026	54,541	1,485	2.7%
Average leased vehicles, net	40,345	42,881	(2,536)	(5.9)%
Average earning assets	$96,371	$97,422	$(1,051)	(1.1)%

Retail finance receivables purchased	$30,111	$25,150	$4,961	19.7%
Leased vehicles purchased	$19,698	$22,366	$(2,668)	(11.9)%
Our penetration of GM's retail sales in the U.S. increased to 44.8% in 2020 from 43.1% in 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to the suspension earlier in the year of GM global manufacturing operations caused by the COVID-19 pandemic, resulting in lower dealer new vehicle inventory.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Years Ended December 31,		2020 vs. 2019
	2020	2019	Amount	Percentage
Finance charge income
Retail finance receivables	$3,615	$3,384	$231	6.8%
Commercial finance receivables	$381	$687	$(306)	(44.5)%
Leased vehicle income	$9,530	$10,032	$(502)	(5.0)%
Other income	$305	$451	$(146)	(32.4)%
Equity income	$147	$166	$(19)	(11.4)%
Effective yield - retail finance receivables	7.8%	8.0%
Effective yield - commercial finance receivables	3.9%	5.5%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to growth in the size of the portfolio, partially offset by a decrease in the effective yield. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from a decline in benchmark interest rates, as well as a decrease in the size of the portfolio.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the size of the portfolio, as terminations of leases exceeded originations.
Other Income The decrease in other income is primarily due to lower investment income resulting from a decline in benchmark interest rates.

Costs and Expenses	Years Ended December 31,		2020 vs. 2019
	2020	2019	Amount	Percentage
Operating expenses	$1,490	$1,564	$(74)	(4.7)%
Leased vehicle expenses	$5,882	$6,685	$(803)	(12.0)%
Provision for loan losses	$881	$726	$155	21.3%
Interest expense	$3,023	$3,641	$(618)	(17.0)%
Average debt outstanding	$91,436	$91,189	$247	0.3%
Effective rate of interest on debt	3.3%	4.0%
Operating Expenses Operating expenses as a percentage of average earning assets decreased to 1.5% for 2020 from 1.6% for 2019.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $673 million increase in lease termination gains due to the increase in used vehicle prices in 2020 compared to 2019, which exceeded our residual value expectations, as well as the decrease in the size of the portfolio.
Provision for Loan Losses The provision for retail loan losses increased primarily due to increased expected charge-offs as a result of the forecasted economic impact of the COVID-19 pandemic.
Interest Expense Interest expense decreased due to a lower effective rate of interest on our debt resulting from a decline in benchmark interest rates.
Taxes Our consolidated effective income tax rate was 27.1% and 27.7% of income before income taxes and equity income for 2020 and 2019. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Loss
Unrealized Loss on Hedges Unrealized losses on hedges included in other comprehensive loss were $108 million and $58 million for 2020 and 2019. The increase in unrealized losses is primarily due to changes in the fair value of our foreign currency swap agreements resulting from the strengthening of the U.S. Dollar against hedged currencies.
Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive loss were $(82) million and $5 million for 2020 and 2019. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for 2020 was primarily due to depreciating values of the Brazilian Real and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation gain for 2019 was primarily due to appreciating values of the Canadian Dollar and the Mexican Peso, partially offset by depreciating values of the Brazilian Real and the Chinese Yuan Renminbi in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$32,800	64.0%	$25,439	60.2%
Near-prime - FICO Score 620 to 679	7,935	15.4	6,862	16.2
Sub-prime - FICO Score less than 620	10,553	20.6	9,967	23.6
Retail finance receivables, net of fees	51,288	100.0%	42,268	100.0%
Less: allowance for loan losses	(1,915)		(866)
Retail finance receivables, net	$49,373		$41,402
Number of outstanding contracts	2,824,757		2,656,525
Average amount of outstanding contracts (in dollars)(a)	$18,157		$15,911
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.7%		2.0%
_________________
(a)Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by the number of outstanding contracts.
The allowance for loan losses increased $1.0 billion as of December 31, 2020 compared to December 31, 2019, primarily due to an $801 million adjustment from the adoption of ASU 2016-13 on January 1, 2020 and increased expected net charge-offs as a result of the forecasted economic impact of the COVID-19 pandemic.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	December 31, 2020		December 31, 2019
	Amount	Percentage	Amount (a)	Percentage
31 - 60 days	$1,103	2.1%	$1,354	3.2%
Greater than 60 days	412	0.8	542	1.3
Total finance receivables more than 30 days delinquent	1,515	2.9	1,896	4.5
In repossession	33	0.1	44	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,548	3.0%	$1,940	4.6%
________________
(a)Represents the contractual amounts of delinquent retail finance receivables, which is not significantly different than the outstanding amortized cost for such receivables.
At December 31, 2020, delinquency was positively impacted by government support programs intended to mitigate the economic impact of the COVID-19 pandemic, as well as changes in consumer spending behavior.
Troubled Debt Restructurings (TDRs) Payment deferrals granted to retail loan customers with accounts in good standing, but impacted by the COVID-19 pandemic, will not be considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 1 and Note 3 to our consolidated financial statements for further information on TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2020	2019
Charge-offs	$1,149	$1,218
Less: recoveries	(537)	(548)
Net charge-offs	$612	$670
Net charge-offs as a percentage of average retail finance receivables	1.3%	1.6%
Charge-offs for 2020 decreased compared to 2019 due to government support programs intended to mitigate the economic impact of the COVID-19 pandemic, as well as changes in consumer spending behavior. Charge-off activity is expected to normalize in the second half of 2021, as government relief programs expire.

Commercial Finance Receivables	December 31, 2020	December 31, 2019
Commercial finance receivables, net of fees	$9,080	$12,149
Less: allowance for loan losses	(63)	(78)
Commercial finance receivables, net	$9,017	$12,071
Number of dealers	2,028	1,872
Average carrying amount per dealer	$4	$6
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.7%	0.6%
At December 31, 2020, no commercial finance receivables were classified as TDRs. At December 31, 2019, commercial finance receivables classified as TDRs were insignificant. Activity in the allowance for commercial loan losses was insignificant for 2020 and 2019, and substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2020 and 2019.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Years Ended December 31,
	2020	2019
Operating leases originated	480	566
Operating leases terminated	614	664
Operating lease vehicles returned(a)	407	498
Percentage of lease vehicles returned(b)	66%	75%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and/or growth and age of the leased vehicles portfolio. The return rate for 2020 declined compared to 2019 due to increased leased vehicle purchases at the end-of-term driven by historically high used vehicle prices. Used vehicle prices increased approximately 3% in 2020 compared to 2019, primarily due to low new vehicle inventory, largely driven by the suspension of manufacturing operations as a result of the COVID-19 pandemic, creating strong demand for used vehicles, which resulted in gains on terminations of leased vehicles of $1.3 billion in 2020 compared to gains of $652 million in 2019. Further, vehicles sold during 2020 were carried at lower net book values, resulting from increased depreciation rates recorded in anticipation of reduced residual values throughout 2020.
In 2021, we expect used vehicle prices to decline by an amount in the low single digits on a percentage basis as compared to 2020 levels as supply and demand dynamics normalize.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2020			December 31, 2019
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,334	964	65.5%	$15,950	972	60.5%
Trucks	7,455	275	18.7	7,256	288	18.0
SUVs	3,435	92	6.3	3,917	108	6.7
Cars	1,949	140	9.5	3,276	238	14.8
Total	$29,173	1,471	100.0%	$30,399	1,606	100.0%
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2021	2022	2023	2024 & Thereafter
Operating lease maturities	28%	37%	30%	5%
At December 31, 2020 and 2019, 99.4% and 99.1% of our operating leases were current with respect to payment status.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net distributions from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses and dividend payments.
The following table presents our material cash requirements for future periods:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Debt	35,742	19,312	15,267	7,808	6,609	7,277	92,015
Interest payments(a)	2,072	1,359	970	605	350	443	5,799
Operating leases	29	27	25	24	22	64	191
	$37,843	$20,698	$16,262	$8,437	$6,981	$7,784	$98,005
_________________
(a)Interest payments were determined using the interest rate in effect at December 31, 2020 for floating rate debt and the contractual rates for fixed-rate debt.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes our available liquidity:

Liquidity	December 31, 2020	December 31, 2019
Cash and cash equivalents(a)	$5,063	$3,311
Borrowing capacity on unpledged eligible assets	19,020	17,537
Borrowing capacity on committed unsecured lines of credit	504	298
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$27,587	$24,146
_________________
(a)Includes $685 million and $390 million in unrestricted cash outside of the U.S. at December 31, 2020 and 2019. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.
During 2020, available liquidity increased primarily due to an increase in cash and cash equivalents and available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions, unsecured debt and preferred stock. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2020, available liquidity exceeded our liquidity targets.
Our support agreement with GM (the Support Agreement) provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $14.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. We also have exclusive access to GM's 364-day $2.0 billion facility (the GM Revolving 364-Day Credit Facility). At December 31, 2020, we had no borrowings outstanding under any of these facilities.
In April 2020, GM renewed the $2.0 billion GM Revolving 364-Day Credit Facility for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended.
At December 31, 2020 and 2019, we had no borrowings outstanding under any of the GM revolving credit facilities.

Cash Flow	Years Ended December 31,		2020 vs. 2019
	2020	2019
Net cash provided by operating activities	$7,982	$8,069	$(87)
Net cash used in investing activities	$(9,283)	$(4,954)	$(4,329)
Net cash provided by (used in) financing activities	$2,408	$(3,458)	$5,866
During 2020, net cash provided by operating activities decreased primarily due to a decrease in leased vehicle income of $502 million and derivative collateral posting activities of $146 million, partially offset by a decrease in interest paid of $528 million.
During 2020, net cash used in investing activities increased primarily due to an increase in purchases of retail finance receivables of $4.9 billion and decreased collections and recoveries on retail finance receivables of $3.0 billion due to lower loan prepayment activity, partially offset by an increase in net collections of commercial finance receivables of $2.2 billion and a decrease in purchases of leased vehicles of $1.2 billion.
During 2020, net cash provided by financing activities increased primarily due to an increase in borrowings of $22.2 billion and an issuance of preferred stock of $492 million partially offset by an increase in debt repayments of $16.4 billion and an increase in dividend payments of $399 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at February 9, 2021:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB	BBB	R-2	Negative
Fitch	BBB-	BBB-	F3	Stable
Moody’s	Baa3	Baa3	P-3	Negative
S&P	BBB	BBB	A-2	Negative
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At December 31, 2020, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,175	$3,733
Revolving commercial asset-secured facilities(b)	4,071	—
Total secured	26,246	3,733
Unsecured committed facilities	538	34
Unsecured uncommitted facilities(c)	1,501	1,501
Total unsecured	2,039	1,535
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,285	$5,268
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $41 million in advances outstanding and $573 million in unused borrowing capacity on these facilities at December 31, 2020.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.5 billion in unused borrowing capacity on these facilities at December 31, 2020.
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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2020
2016	September 2022	-	September 2024	$3,500	$386
2017	November 2022	-	May 2025	$8,705	1,612
2018	July 2022	-	September 2026	$16,792	5,281
2019	April 2022	-	July 2027	$16,404	7,967
2020	September 2021	-	August 2028	$24,568	21,067
Total active securitizations					36,313
Debt issuance costs					(64)
Total					$36,249
_________________
(a)Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.
(b)At historical foreign currency exchange rates at the time of issuance.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. Refer to Note 8 to our consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2020, the aggregate principal amount of our outstanding unsecured senior notes was $46.3 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At December 31, 2020, we had $4.1 billion of this type of unsecured debt outstanding, of which $2.0 billion was issued under the U.S. commercial paper program.
LIBOR Transition
The U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculations of LIBOR after 2021. It is unknown whether LIBOR will continue to be published by its administrator based on continued bank submissions, or on any other basis, after 2021. Regulators, industry groups and certain committees such as the ARRC have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as SOFR, and proposed implementations of the recommended alternatives in floating rate financial instruments.
The composition and characteristics of SOFR are not the same as those of LIBOR. SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions. This means that SOFR is fundamentally different from LIBOR for two key reasons. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility, economic, financial, political, regulatory, judicial or other events.
We established a LIBOR transition initiative in 2019 to identify, assess and monitor the risks associated with the discontinuation or unavailability of LIBOR and evaluate and address documentation and contractual mechanics of outstanding LIBOR-based contracts that mature after 2021. Additionally, we continue to evaluate the potential regulatory, tax and accounting impacts of the transition, and continue to develop and implement strategies to mitigate the risks associated with the LIBOR discontinuation. During 2019, we began inserting the ARRC recommended fallback language into any new LIBOR based contracts and in November 2020, we issued unsecured debt linked to SOFR and executed a corresponding hedge. The International Swaps and Derivatives Association launched its Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol which came into effect on January 25, 2021. The supplement incorporates fallbacks for new derivatives linked to LIBOR, and the protocol enables market participants to incorporate fallbacks for certain legacy derivatives linked to LIBOR. We intend to adhere to the protocol to transition our existing LIBOR-based derivative exposure. For more information on the expected replacement of LIBOR, see Item 1A. Risk Factors.
Support Agreement Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.00x and 8.30x at December 31, 2020 and 2019, and the applicable leverage ratio threshold was 11.50x. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $2.0 billion in net income and a $492 million issuance of Series C Preferred Stock; partially offset by an $800 million dividend on our common stock paid to GM, a $643 million adoption impact of ASU 2016-13, and a $190 million impact of foreign currency translation adjustments and unrealized losses on cash flow hedges included in other comprehensive loss.
Off-Balance Sheet Arrangements
Not applicable.
Contractual Obligations
Not applicable.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Profile We define our asset and liability profile as the cumulative maturities of our finance receivables, investment in operating leases net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at December 31, 2020:

	2021	2022	2023	2024 & Thereafter
Encumbered assets	$27,076	$41,081	$48,150	$51,536
Unencumbered assets	24,316	41,068	53,803	62,289
Total assets	51,392	82,149	101,953	113,825

Secured debt	21,040	31,924	37,417	40,048
Unsecured debt	14,702	23,130	32,904	51,967
Total debt(a)	35,742	55,054	70,321	92,015
Net excess liquidity	$15,650	$27,095	$31,632	$21,810
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2020. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:
•the length and severity of the COVID-19 pandemic;
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
•vehicle return rates, our ability to estimate residual value at lease inception and the residual value performance on vehicles we lease;

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
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. For a further discussion of these and other risks and uncertainties, refer to Part I, Item 1A. Risk Factors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Overview We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor and manage these risks. The principal types of risk to our business include:
•Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;
•Counterparty risk - the possibility that a counterparty may default on a derivative instrument or cash deposit or will fail to meet its lending commitments to us;
•Credit risk - the possibility of loss from a customer's failure to make payments according to contract terms;
•Residual risk - the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;
•Liquidity risk - the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and
•Operating risk - the possibility of errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or contractual obligations and the possibility of fraud by our employees or outside persons.
We manage each of these types of risk in the context of its contribution to our overall global risks. We make business decisions on a risk-adjusted basis and price our services consistent with these risks. A discussion of market risk (including interest rate and foreign currency exchange rate risk), counterparty risk, and operating risk follows.
Market Risk We seek to minimize volatility in our earnings from changes in interest rates and foreign currency exchange rates. Our strategies to manage market risk are approved by our Global Asset Liability Committee (the ALCO). Our Corporate Treasury group is responsible for the development of our interest rate and liquidity management policies as presented to the ALCO.
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
Our debt includes long-term unsecured debt and securitization notes payable. Our senior unsecured debt issuances have tenors of up to 10 years. Approximately 88% of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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

Net Interest Income Sensitivity	December 31, 2020	December 31, 2019
100 basis points instantaneous increase in interest rates	$29.7	$(4.6)
100 basis points instantaneous decrease in interest rates(a)	$(29.7)	$4.6
________________
(a)Net interest income sensitivity given a 100 basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.
At December 31, 2020, we were asset-sensitive, meaning that we expect more assets than liabilities to re-price within the next 12 months. During a period of rising interest rates, the interest earned on our assets would increase more than the interest paid on our liabilities, which would initially increase our net interest income. During a period of falling interest rates, we would expect our net interest income to initially decrease. At December 31, 2019, we were liability-sensitive, meaning that we expected more liabilities than assets to re-price within the next 12 months. During a period of rising interest rates, the interest paid on our liabilities would increase more than the interest earned on our assets, which would initially decrease our net interest income. During a period of falling interest rates, we would expect our net interest income to initially increase.
Our net interest income sensitivity increased in 2020 as compared to 2019, primarily due to an increased proportion of rate sensitive asset exposure relative to rate sensitive liability exposure. Hedging strategies approved by the ALCO are used to manage interest rate risk within policy guidelines.
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
Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2020	December 31, 2019
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$37	$37
Pay-floating, receive-fixed interest rate swaps	31	32
Long interest rate caps and floors	27	17
Short interest rate caps and floors	27	17
Total interest rate contracts	122	103
Foreign currency swaps	8	6
Total notional value	$130	$109
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2020 was an asset of $1.2 billion, compared to an asset of $117 million at December 31, 2019. The net fair value of our interest rate contracts increased $556 million due to changes in the forward interest rate curve, and the net fair value of our cross-currency swaps

GENERAL MOTORS FINANCIAL COMPANY, INC.
increased $478 million due to the weakening of the U.S. Dollar against other currencies. Refer to Note 9 to our consolidated financial statements for more information.
Foreign Currency Exchange Rate Risk We primarily finance receivables and leased assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. As a result, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2020, was insignificant. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income/loss. The following table summarizes the amounts of foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2020	2019
Translation losses (gains) recorded in accumulated other comprehensive loss	$82	$(5)

Losses (gains) resulting from transactions and remeasurement recorded in earnings	$618	$(33)
(Gains) losses resulting from foreign currency exchange swaps recorded in earnings	(624)	25
Net gains resulting from foreign currency exchange recorded in earnings	$(6)	$(8)
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to foreign currencies. The foreign currency translation loss for 2020 was primarily due to depreciating values of the Brazilian Real and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation gain for 2019 was primarily due to appreciating values of the Canadian Dollar and the Mexican Peso, partially offset by depreciating values of the Brazilian Real and the Chinese Yuan Renminbi in relation to the U.S. Dollar.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the financial statements, the Company changed its method for accounting for allowance for loan losses in 2020. As explained below, auditing the Company’s allowance for loan losses, including adoption of the new accounting guidance related to the estimate of allowance for loan losses, was a critical audit matter.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses
Description of the matter
The Company’s loan portfolio and the associated allowance for loan losses (ALL) were $60.4 billion and $2.0 billion as of December 31, 2020, respectively. As discussed above and in Note 1 and 3 of the financial statements, effective January 1, 2020 the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which resulted in an $801 million increase to the overall ALL. The ALL represents management’s estimate of expected net credit losses over the remaining life of the receivables at the balance sheet date. Expected credit losses related to the retail finance receivables are estimated using a static pool modeling technique for pools of receivables with common risk characteristics such as internal credit scores and monthly vintage. Management assesses recent internal operating and external environments and may qualitatively adjust certain assumptions. Forecasted economic conditions are considered over a reasonable and supportable period through the use of economic factors that are determined to have the largest impact on expected losses.

At adoption and at year-end, auditing management’s estimate of the North American retail ALL, which represents the largest component of the overall ALL, involved a high degree of judgement due to the complexity of the model and the subjectivity of the qualitative adjustments included in the ALL. Additionally, management’s identification and measurement of the qualitative adjustments is highly subjective and could have a significant effect on the allowance for loan losses.
How we addressed the matter in our audit	We obtained an understanding of the Company’s process for establishing the North America retail ALL, including the models used and the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of the controls and governance over the appropriateness of the model methodology and qualitative reserve methodology, including the validation and monitoring procedures performed over the models, the identification and the assessment for the need for qualitative adjustments, the reliability and accuracy of data used to estimate the various components of the qualitative reserves, and management’s review and approval of qualitative adjustments.
Related to the North American retail ALL, to test the models, we evaluated the conceptual soundness of the model, including management’s selection of economic factors that were deemed to be the most relevant indicators of expected credit losses, reperformed management’s correlation of those economic factors to historical losses, as well as performed backtesting of the model results. Additionally, on a sample basis, we performed an independent recalculation of the Company’s ALL. To test the qualitative adjustments, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering the construct of the current expected credit loss model. We tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments and recalculated the analyses used by management to measure the qualitative adjustment.
Valuation of Leased Vehicles
Description of the matter	The Company has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 1 to the financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. The Company’s estimated residual value of leased vehicles at the end of lease term was $29.2 billion as of December 31, 2020.
Auditing management’s estimate of the residual value of leased vehicles involved a high degree of judgment. Management’s estimate is based, in part, on third-party data which considers inputs including recent auction values and significant assumptions regarding the expected future volume of leased vehicles that will be returned to the Company, used car prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on the future ability to market the vehicles under future prevailing market conditions.

How we addressed the matter in our audit	We evaluated the design and tested the operating effectiveness of the Company’s controls over the lease residual estimation process, including controls over management’s review of residual value estimates obtained from the Company’s third-party provider and other significant assumptions. Our procedures also included, among others, independently recalculating depreciation related to operating leases and performing sensitivity analyses related to significant assumptions. We also performed hindsight analyses to assess the propriety of management’s estimate of residual values, as well as tested the completeness and accuracy of data from underlying systems, data warehouses and third parties that are used in the estimation models.
/s/Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Fort Worth, Texas
February 10, 2021

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$5,063	$3,311
Finance receivables, net (Note 3; Note 8 VIEs)	58,390	53,473
Leased vehicles, net (Note 4; Note 8 VIEs)	39,819	42,055
Goodwill (Note 5)	1,173	1,185
Equity in net assets of non-consolidated affiliates (Note 6)	1,581	1,455
Property and equipment, net of accumulated depreciation of $351 and $287	184	226
Deferred income taxes (Note 14)	245	213
Related party receivables (Note 2)	643	678
Other assets (Note 8 VIEs)	6,727	6,621
Total assets	$113,825	$109,217
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$39,982	$39,959
Unsecured debt (Note 7)	52,443	48,979
Accounts payable and accrued expenses	2,359	1,953
Deferred income	3,048	3,648
Deferred income taxes (Note 14)	1,103	946
Related party payables (Note 2)	269	82
Other liabilities	1,023	924
Total liabilities	100,227	96,491
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,642	8,101
Accumulated other comprehensive loss	(1,309)	(1,119)
Retained earnings	6,265	5,744
Total shareholders' equity	13,598	12,726
Total liabilities and shareholders' equity	$113,825	$109,217
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2020	2019	2018
Revenue
Finance charge income	$3,996	$4,071	$3,629
Leased vehicle income	9,530	10,032	9,963
Other income	305	451	424
Total revenue	13,831	14,554	14,016
Costs and expenses
Operating expenses	1,490	1,564	1,522
Leased vehicle expenses	5,882	6,685	6,917
Provision for loan losses (Note 3)	881	726	642
Interest expense	3,023	3,641	3,225
Total costs and expenses	11,276	12,616	12,306
Equity income (Note 6)	147	166	183
Income before income taxes	2,702	2,104	1,893
Income tax provision (Note 14)	693	537	323
Net income	2,009	1,567	1,570
Less: cumulative dividends on preferred stock	98	90	66
Net income attributable to common shareholder	$1,911	$1,477	$1,504

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$2,009	$1,567	$1,570
Other comprehensive loss, net of tax
Unrealized loss on hedges, net of income tax benefit of $37, $19 and $5	(108)	(58)	(7)
Foreign currency translation adjustment	(82)	5	(291)
Other comprehensive loss, net of tax	(190)	(53)	(298)
Comprehensive income	$1,819	$1,514	$1,272
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at January 1, 2018	$—	$—	$7,525	$(768)	$3,537	$10,294
Adoption of accounting standards	—	—	—	—	40	40
Net income	—	—	—	—	1,570	1,570
Other comprehensive loss	—	—	—	(298)	—	(298)
Stock based compensation	—	—	41	—	—	41
Issuance of preferred stock (Note 11)	—	—	492	—	—	492
Dividends paid (Note 11)	—	—	—	—	(434)	(434)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(46)	(46)
Balance at December 31, 2018	—	—	8,058	(1,066)	4,667	11,659
Net income	—	—	—	—	1,567	1,567
Other comprehensive loss	—	—	—	(53)	—	(53)
Stock based compensation	—	—	43	—	—	43
Dividends paid (Note 11)	—	—	—	—	(445)	(445)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(45)	(45)
Balance at December 31, 2019	—	—	8,101	(1,119)	5,744	12,726
Adoption of accounting standards (Note 1)	—	—	—	—	(643)	(643)
Net income	—	—	—	—	2,009	2,009
Other comprehensive loss	—	—	—	(190)	—	(190)
Stock based compensation	—	—	49	—	—	49
Dividends paid (Note 11)	—	—	—	—	(845)	(845)
Issuance of preferred stock (Note 11)	—	—	492	—	—	492
Balance at December 31, 2020	$—	$—	$8,642	$(1,309)	$6,265	$13,598
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$2,009	$1,567	$1,570
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,426	7,538	7,697
Accretion and amortization of loan and leasing fees	(1,953)	(1,953)	(2,018)
Undistributed earnings of non-consolidated affiliates, net	(54)	(121)	(183)
Provision for loan losses	881	726	642
Deferred income taxes	354	440	239
Stock-based compensation expense	49	50	29
Gain on termination of leased vehicles	(1,325)	(652)	(641)
Other operating activities	(58)	53	166
Changes in assets and liabilities:
Other assets	(88)	259	(401)
Other liabilities	503	157	273
Related party payables	238	5	(1)
Net cash provided by operating activities	7,982	8,069	7,372
Cash flows from investing activities
Purchases of retail finance receivables, net	(30,215)	(25,341)	(26,315)
Principal collections and recoveries on retail finance receivables	19,936	22,889	17,357
Net collections (funding) of commercial finance receivables	2,849	650	(2,573)
Purchases of leased vehicles, net	(15,233)	(16,404)	(16,736)
Proceeds from termination of leased vehicles	13,399	13,302	10,864
Purchases of property and equipment	(34)	(47)	(60)
Acquisition of equity interest	—	(5)	(54)
Other investing activities	15	2	1
Net cash used in investing activities	(9,283)	(4,954)	(17,516)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	273	(304)	1,124
Borrowings and issuances of secured debt	43,818	25,078	26,693
Payments on secured debt	(43,668)	(27,806)	(23,626)
Borrowings and issuances of unsecured debt	13,347	10,457	12,200
Payments on unsecured debt	(10,802)	(10,276)	(5,215)
Debt issuance costs	(162)	(116)	(146)
Proceeds from issuance of preferred stock	492	—	492
Dividends paid	(890)	(491)	(434)
Net cash provided by (used in) financing activities	2,408	(3,458)	11,088
Net increase (decrease) in cash, cash equivalents and restricted cash	1,107	(343)	944
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(83)	2	(68)
Cash, cash equivalents and restricted cash at beginning of period	7,102	7,443	6,567
Cash, cash equivalents and restricted cash at end of period	$8,126	$7,102	$7,443

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$5,063	$3,311
Restricted cash included in other assets	3,063	3,791
Total	$8,126	$7,102
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
Net Presentation of Cash Flows on Commercial Finance Receivables and Related Debt Our commercial finance receivables are primarily comprised of floorplan financing, which are loans to dealers to finance vehicle inventory, also known as wholesale or inventory financing. In our experience, these loans are typically repaid within 90 days of when the credit is extended. Furthermore, we typically have the unilateral ability to call the loans and receive payment within 60 days of the call. Therefore, the presentation of the cash flows related to commercial finance receivables is reflected on the consolidated statements of cash flows as "Net collections (funding) of commercial finance receivables."
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
We use static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. We assess the recent internal operating and external environments and may qualitatively adjust certain assumptions to result in an allowance that is reflective of losses that are expected to occur in the forecasted environment.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Expected losses are estimated for groups of accounts aggregated by internal credit score and monthly vintage. Generally, the expected losses are projected based on historical loss experience over the last 10 years, more heavily weighted toward recent performance to result in an estimate that is more reflective of the current internal and external environments. We consider forecast economic conditions over a reasonable and supportable forecast period. We determine the expected remaining life of the finance receivables to be a reasonable and supportable forecast horizon, primarily due to the relatively short weighted average life of retail finance receivables. We determined the economic factors that have the largest impact on expected losses include unemployment rates, interest rate spreads, disposable personal income, and growth rates in gross domestic products. We use forecasts for our chosen factors provided by a leading economic research firm. We compare the forecasts to consensus forecasts to assess for reasonableness and may use one or more forecast scenarios provided by the research firm.
Troubled debt restructurings (TDRs) are grouped separately for purposes of measuring the allowance. The allowance for TDRs uses static pool modeling techniques, similar to non-TDR retail finance receivables, to determine the expected loss amount. The expected cash flows of the receivables are then discounted at the original weighted average effective interest rate of the pool. Factors considered when estimating the TDR allowance are based on an evaluation of historical and current information, and may be supplemented by management judgment. While we expect certain of our finance receivables to become TDRs, there is typically no delay between the point at which we become aware that a receivable is expected to become a TDR and when the receivable actually qualifies as a TDR. Therefore, our TDR portfolio does not include any receivables that are expected to become TDRs. Since the onset of the COVID-19 pandemic, we offered payment deferrals (typically for 60 days) and in many cases waived our deferral policies and guidelines for customers impacted by the pandemic. Accounts that were in current standing at the time of the deferral and that have not received cumulative payment deferrals of more than 180 days are excluded from TDR classification.
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
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts held under a cash management program. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses in the commercial finance receivables portfolio. We establish the allowance for loan losses based on historical loss experience, as well as the forecast for industry vehicle sales, which is the economic indicator that we believe has the largest impact on expected losses. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally developed risk rating system. Dealers' financial and operating metrics are regularly scored and further evaluated to derive a risk rating. Based on dealer risk ratings, we establish probability of default and loss given default, and also determine if any specific dealer loan requires additional reserves.
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
Leased Vehicles As lessor, we have investments in leased vehicles recorded as operating leases. Leased vehicles consist of automobiles leased to retail customers and are carried at amortized cost less unearned manufacturer subvention payments, which are received up front. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement to the estimated residual value. Manufacturer subvention is earned on a straight-line basis as a reduction to depreciation expense.
Generally, the lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled maturity date. Extensions may be granted to the lessee for up to six months. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased. Since the lessee is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the value of the vehicle is lower than the residual value estimated at lease inception.
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
Our continuing involvement with the credit facilities and Trusts consists of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under U.S. GAAP and are consolidated because we have: (i) power over the significant activities of the entities and (ii) an obligation to absorb losses and the right to receive benefits from the VIEs that could be significant to the VIEs. Accordingly, we are the primary beneficiary of the VIEs and the finance receivables, lease-related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. Refer to Note 3, Note 7 and Note 8 for further information.
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
We recognize finance charge, lease vehicle and fee income on the securitized assets and interest expense on the secured debt issued in securitization transactions, and record a provision for loan losses to recognize loan losses expected over the remaining life of the securitized assets. Cash pledged to support securitization transactions is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.
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
Income Taxes We account for income taxes on a separate return basis using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of or the entire deferred tax asset will not be realized.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are applied to principal. Interest accrual generally resumes once an account has received payments bringing the delinquency status to less than 60 days past due or, for TDRs, when repayment is reasonably assured based on the modified terms of the loan.
Accrual of finance charge income on commercial finance receivables is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt exists about the full collectability of contractually agreed upon principal and interest. Payments received on nonaccrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged off).
Rental income earned on leased vehicles, which includes lease origination fees, net of lease origination costs, is recognized on a straight-line basis over the term of the lease agreement. Gains or losses realized upon disposition of off-lease vehicles, including any payments received from lessees upon lease termination, are included in leased vehicle expenses.
Parent Company Stock-Based Compensation We measure and record compensation expense for parent company stock-based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award. Refer to Note 12 for further information.
Recently Adopted Accounting Standards
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of finance receivables, resulting in recognition of lifetime expected credit losses upon origination of the related finance receivable. We adopted ASU 2016-13 on a modified retrospective basis on January 1, 2020 by recognizing an after-tax cumulative-effect adjustment to the opening balance of retained earnings of $643 million. The application of ASU 2016-13 increased our allowance for loan losses by $801 million. Refer to Note 3 for information on our finance receivables at December 31, 2020.
Our accounting policies changed significantly with the adoption of CECL. Prior to January 1, 2020, the allowance for loan losses was based on incurred losses in accordance with accounting policies disclosed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We periodically purchase finance receivables from other GM subsidiaries for vehicles sold to rental car companies and for vehicles sold to certain dealerships. During 2020, 2019 and 2018, we purchased $191 million, $851 million and $540 million of these receivables from GM, which are included in our finance receivables, net.
We have related party payables due to GM, primarily for commercial finance receivables originated but not yet funded.
The following tables present related party transactions:

Balance Sheet Data	December 31, 2020	December 31, 2019
Commercial finance receivables, net due from dealers consolidated by GM(a)	$398	$478
Subvention receivable(b)	$642	$676
Commercial loan funding payable(c)	$23	$74
Taxes payable(c)	$244	$4

	Years Ended December 31,
Income Statement Data	2020	2019	2018
Interest subvention earned on retail finance receivables(d)	$638	$527	$487
Interest subvention earned on commercial finance receivables(d)	$41	$61	$67
Leased vehicle subvention earned(e)	$3,042	$3,273	$3,274
_________________
(a)Included in finance receivables, net.
(b)Included in related party receivables. We received subvention payments from GM of $3.9 billion, $4.1 billion and $3.8 billion during 2020, 2019 and 2018.
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
At December 31, 2020 and 2019, we had no borrowings outstanding under any of the GM revolving credit facilities.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. On January 25, 2021, we made a payment of $163 million to GM to reduce our share of tax liabilities for state and federal income taxes for the years ended 2020, 2019 and 2018.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	December 31, 2020	December 31, 2019
Retail finance receivables
Retail finance receivables, net of fees(a)	$51,288	$42,268
Less: allowance for loan losses	(1,915)	(866)
Total retail finance receivables, net	49,373	41,402
Commercial finance receivables
Commercial finance receivables, net of fees(b)	9,080	12,149
Less: allowance for loan losses	(63)	(78)
Total commercial finance receivables, net	9,017	12,071
Total finance receivables, net	$58,390	$53,473
Fair value utilizing Level 2 inputs	$9,017	$12,071
Fair value utilizing Level 3 inputs	$51,645	$42,012
________________
(a)Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)Net of dealer cash management balances of $1.4 billion and $1.2 billion at December 31, 2020 and 2019.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Years Ended December 31,
	2020	2019	2018
Allowance for retail loan losses beginning balance	$866	$844	$889
Impact of adopting ASU 2016-13 (Note 1)	801	—	—
Provision for loan losses	880	690	624
Charge-offs	(1,149)	(1,218)	(1,196)
Recoveries	537	548	536
Foreign currency translation	(20)	2	(9)
Allowance for retail loan losses ending balance	$1,915	$866	$844

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at December 31, 2020 is as follows:

	Year of Origination
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime - FICO Score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime - FICO Score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4
Sub-prime - FICO Score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at December 31, 2020:

	Year of Origination
	2020	2019	2018	2017	2016	Prior	Total	Percent
0 - 30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%

31 - 60 days	210	325	235	170	102	61	1,103	2.1
Greater than 60 days	72	123	90	64	37	26	412	0.8
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9
In repossession	7	11	7	5	2	1	33	0.1
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $714 million and $875 million at December 31, 2020 and December 31, 2019.
TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs was $2.2 billion at December 31, 2020, including $301 million in nonaccrual loans. Additional TDR activity is presented below:

	Years Ended December 31,
	2020	2019	2018
Number of loans classified as TDRs during the period	57,524	69,863	69,298
Outstanding amortized cost of loans classified as TDRs during the period	$1,057	$1,269	$1,267
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR were $28 million, $37 million and $38 million for 2020, 2019 and 2018.

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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables at December 31, 2020:

	Year of Origination(a)
Dealer Risk Rating	Revolving	2020	2019	2018	2017	2016	Prior	Total	Percent
I	$7,210	$579	$179	$77	$110	$43	$19	$8,217	90.5%
II	508	2	18	11	15	18	34	606	6.7
III	203	—	8	29	2	11	—	253	2.8
IV	—	—	—	—	—	—	4	4	—
Balance at end of period	$7,921	$581	$205	$117	$127	$72	$57	$9,080	100.0%
________________
(a) Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.
At December 31, 2020, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for 2020, 2019 and 2018. Commercial finance receivables on nonaccrual status were insignificant, and none were classified as TDRs at December 31, 2020.
Note 4. Leased Vehicles

	December 31, 2020	December 31, 2019
Leased vehicles	$58,915	$62,767
Manufacturer subvention	(8,915)	(9,731)
Net capitalized cost	50,000	53,036
Less: accumulated depreciation	(10,181)	(10,981)
Leased vehicles, net	$39,819	$42,055
Depreciation expense related to leased vehicles, net was $7.2 billion, $7.3 billion and $7.5 billion in 2020, 2019, and 2018.
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2020:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease payments under operating leases	$6,142	$3,783	$1,441	$112	$2	$—	$11,480

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 5. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years Ended December 31,
	2020			2019			2018
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$80	$1,185	$1,105	$81	$1,186	$1,105	$92	$1,197
Foreign currency translation	—	(12)	(12)	—	(1)	(1)	—	(11)	(11)
Ending balance	$1,105	$68	$1,173	$1,105	$80	$1,185	$1,105	$81	$1,186

The COVID-19 pandemic has caused material disruption to businesses, resulting in an economic slowdown. The economic and social uncertainty resulting from the COVID-19 pandemic indicated that it was more likely than not that a goodwill impairment existed at March 31, 2020 for our North America reporting unit. Therefore, at March 31, 2020, we performed an event-driven goodwill impairment test for our North America reporting unit and determined no goodwill impairment existed.

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

We assessed the indicators of goodwill impairment as part of our annual impairment test, as of October 1, 2020, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance, changes in GM market capitalization, changes in the business climate, and company-specific factors. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date.
Note 6. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
The following tables present certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2020	December 31, 2019
Finance receivables, net	$22,063	$18,358
Total assets	$24,722	$19,594
Debt	$18,236	$14,321
Total liabilities	$21,177	$16,352

	Years Ended December 31,
Summarized Operating Data	2020	2019	2018
Finance charge income	$1,447	$1,369	$1,246
Provision for loan losses	$162	$47	$21
Income before income taxes	$572	$630	$696
Net income	$426	$473	$522

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our direct ownership interests in joint ventures:

Joint Ventures	December 31, 2020	December 31, 2019
SAIC-GMAC Automotive Finance Company Limited (SAIC–GMAC)	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	35%
In 2020 and 2019, SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) paid $294 million and $140 million cash dividends, of which our share was $103 million and $49 million. There were no dividends received from SAIC-GMAC in 2018. At December 31, 2020 and 2019, we had undistributed earnings of $647 million and $615 million related to our non-consolidated affiliates.
Note 7. Debt

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$3,733	$3,735	$6,152	$6,160
Securitization notes payable	36,249	36,645	33,807	34,000
Total secured debt	39,982	40,380	39,959	40,160
Unsecured debt
Senior notes	46,798	48,922	43,679	44,937
Credit facilities	1,535	1,531	1,936	1,936
Other unsecured debt	4,110	4,115	3,364	3,366
Total unsecured debt	52,443	54,568	48,979	50,239
Total secured and unsecured debt	$92,425	$94,948	$88,938	$90,399
Fair value utilizing Level 2 inputs		$92,922		$88,481
Fair value utilizing Level 3 inputs		$2,026		$1,918

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 1.89% at December 31, 2020. Issuance costs on the secured debt of $85 million as of December 31, 2020 and $75 million as of December 31, 2019 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and borrowings are expected to be repaid over periods ranging up to six years. During 2020, we renewed credit facilities with a total borrowing capacity of $21.1 billion.
Securitization notes payable at December 31, 2020 are due beginning in 2021 and lasting through 2028. During 2020, we issued $24.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.17% and maturity dates ranging from 2021 to 2028.
Unsecured Debt
Senior Notes At December 31, 2020, we had $46.3 billion aggregate outstanding in senior notes that mature from 2021 through 2030 and have a weighted average interest rate of 3.25%. Issuance costs on senior notes of $106 million as of December 31, 2020 and $109 million as of December 31, 2019 are amortized to interest expense over the term of the notes.
During 2020, we issued $9.2 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.93% and maturity dates ranging from 2023 through 2030.
In January 2021, we issued $2.5 billion in senior notes with a weighted average interest rate of 1.69% and maturity dates ranging from 2026 through 2031. We also issued CAD $500 million in senior notes with an interest rate of 1.75% due in 2026.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 2.47% at December 31, 2020.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Secured debt	$21,040	$10,884	$5,493	$2,375	$256	$—	$40,048
Unsecured debt	14,702	8,428	9,774	5,433	6,353	7,277	51,967
Interest payments	2,072	1,359	970	605	350	443	5,799
	$37,814	$20,671	$16,237	$8,413	$6,959	$7,720	$97,814
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2020, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2020	December 31, 2019
Restricted cash(a)	$2,639	$2,643
Finance receivables, net of fees	$32,575	$35,392
Lease related assets	$16,322	$14,464
Secured debt	$39,424	$39,771
_______________
(a) Included in other assets.
Other transfers of finance receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under U.S. GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At December 31, 2020 and December 31, 2019, $863 million and $226 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $622 million and $244 million in secured debt outstanding.

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

	December 31, 2020			December 31, 2019
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$10,064	$463	$13	$9,458	$234	$23
Foreign currency swaps	1,958	128	9	1,796	22	71
Cash flow hedges
Interest rate swaps	921	—	27	590	—	6
Foreign currency swaps	5,626	278	47	4,429	40	119
Derivatives not designated as hedges
Interest rate contracts	110,997	954	576	92,400	340	300
Total(b)	$129,566	$1,823	$672	$108,673	$636	$519
 _________________
(a)The gross fair value amounts of our assets and liabilities are included in other assets and other liabilities, respectively. Amounts accrued for interest payments in a net receivable position are included in other assets. Amounts accrued for interest payments in a net payable position are included in other liabilities. All our derivatives are categorized within Level 2 of the fair value hierarchy. The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.
(b)We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2020 and 2019, the fair value of assets and liabilities available for offset was $501 million and $302 million. At December 31, 2020 and 2019, we held $728 million and $210 million of collateral from counterparties that is available for netting against our asset positions. At December 31, 2020 and 2019, we posted $139 million and $89 million of collateral to counterparties that is available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Unsecured debt	$23,315	$20,397	$(739)	$(77)
 _________________
(a)Includes $200 million of unamortized gains and $69 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at December 31, 2020 and 2019.
The table below presents the effect of our derivative financial instruments and related hedged items, as applicable, in the consolidated statements of income:

	Years Ended December 31,
	2020		2019		2018
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(500)	$—	$(569)	$—	$83	$—
Interest rate swaps	250	—	355	—	(102)	—
Hedged items - foreign currency swaps(c)	—	(161)	—	33	—	(17)
Foreign currency swaps	(31)	167	(59)	(28)	(5)	18
Cash flow hedges
Interest rate swaps	(14)	—	5	—	14	—
Hedged items - foreign currency swaps(c)	—	(457)	—	(3)	—	114
Foreign currency swaps	(108)	457	(87)	3	(49)	(114)
Derivatives not designated as hedges
Interest rate contracts	237	—	142	—	26	—
Foreign currency swaps	—	—	—	—	(44)	(142)
Total (losses) income recognized	$(166)	$6	$(213)	$5	$(77)	$(141)
_________________
(a)Total interest expense was $3.0 billion, $3.6 billion and $3.2 billion for 2020, 2019 and 2018.
(b)Total operating expenses were $1.5 billion, $1.6 billion and $1.5 billion for 2020, 2019 and 2018.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Years Ended December 31,
	2020	2019	2018
Fair value hedges
Foreign currency swaps	$(19)	$(41)	$(3)
Cash flow hedges
Interest rate swaps	(18)	(6)	3
Foreign currency swaps	160	(113)	(89)
Total	$123	$(160)	$(89)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Years Ended December 31,
	2020	2019	2018
Fair value hedges
Foreign currency swaps	$20	$41	$3
Cash flow hedges
Interest rate swaps	10	(3)	(7)
Foreign currency swaps	(261)	64	86
Total	$(231)	$102	$82
_________________
(a)All amounts reclassified from accumulated other comprehensive loss were recorded to operating expenses or interest expense.
(b)During the next twelve months, we estimate $83 million in losses will be reclassified into pretax earnings from derivatives designated for hedge accounting.
Note 10. Commitments and Contingencies
Operating Leases Our lease obligations consist primarily of real estate office space with terms up to 11 years. Certain leases contain escalation clauses and renewal options, and generally our leases have no residual value guarantees or material covenants. We exclude from our balance sheet leases with a term equal to one year or less, and do not separate non-lease components from our real estate leases. Rent expense under operating leases was $39 million and $38 million in 2020 and 2019. Prior to adoption of ASU 2016-02, rent expense under operating leases was $30 million in 2018. Variable lease costs were insignificant for 2020 and 2019. At December 31, 2020 and 2019, operating lease right-of-use assets, included in other assets, were $141 million and $137 million and operating lease liabilities, included in other liabilities, were $164 million and $158 million. Operating lease right-of-use assets obtained in exchange for lease obligations were $26 million and $36 million in 2020 and 2019. At December 31, 2020, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year were $29 million, $27 million, $25 million, $24 million, $22 million, and $64 million for 2021, 2022, 2023, 2024, 2025 and thereafter, with imputed interest of $27 million at December 31, 2020. The weighted average discount rate was 4.2%, and the weighted average remaining lease term was 7.5 years at December 31, 2020. Payments for operating leases included in net cash provided by operating activities were $49 million and $51 million in 2020 and 2019. We have no lease agreements that have not yet commenced at December 31, 2020.
Concentrations of Credit Risk Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and retail finance receivables. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to our derivative financial instruments are various major financial institutions.
Borrowers located in Texas accounted for 13.0% of the retail finance receivable portfolio at December 31, 2020. No other state or country accounted for more than 10% of the retail finance receivable portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At December 31, 2020, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.
Guarantees of Indebtedness At December 31, 2020, we had no guarantees on any third-party indebtedness.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2020, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $63 million, and we have accrued $15 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $11 million at December 31, 2020.
Note 11. Shareholders' Equity

	December 31, 2020	December 31, 2019
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
In 2020, 2019 and 2018, our Board of Directors declared and paid dividends of $800 million, $400 million and $375 million on our common stock to General Motors Holdings LLC.

	December 31, 2020	December 31, 2019
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Series A	1,000,000	1,000,000
Series B	500,000	500,000
Series C	500,000	—
During 2020, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $32 million to holders of record of our Series B Preferred Stock. During 2019, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $33 million to holders of record of our Series B Preferred Stock. During 2018, we paid dividends of $59 million to holders of record of our Series A Preferred Stock.
In September 2020, we issued 500,000 shares, par value $0.01 per share, of Series C Preferred Stock, at a liquidation preference of $1,000 per share, for net proceeds of approximately $492 million.
Holders of Series C Preferred Stock are entitled to receive cash dividend payments when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors). Dividends on the Series C Preferred Stock accrue and are payable at a rate per annum equal to 5.700% from the date of issuance to, but excluding, September 30, 2030 (the First Reset Date). Thereafter, the dividend rate will be reset on the First Reset Date and on September 30th of every fifth year

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
thereafter (the First Reset Date and each such date thereafter, a "Reset Date", and the period from, and including, a Reset Date to, but excluding, the following Reset Date, a "Reset Period"). From and including the First Reset Date, dividends on the Series C Preferred Stock will accrue and be payable at a rate per annum equal to the five-year U.S. Treasury Rate as of the second business day preceding the applicable Reset Date plus 4.997% for each Reset Period. Dividends will be payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2021. Dividends on the Series C Preferred Stock are cumulative whether or not we have earnings, there are funds legally available for the payment of the dividends or the dividends are authorized or declared.
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
The following table summarizes the significant components of accumulated other comprehensive loss:

	Years Ended December 31,
	2020	2019	2018
Unrealized (loss) gain on hedges
Beginning balance	$(49)	$9	$16
Change in value of hedges, net of tax	(108)	(58)	(7)
Ending balance	(157)	(49)	9
Defined benefit plans
Beginning balance	1	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	—	—	—
Ending balance	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,071)	(1,076)	(785)
Translation (loss) gain	(82)	5	(291)
Ending balance	(1,153)	(1,071)	(1,076)
Total accumulated other comprehensive loss	$(1,309)	$(1,119)	$(1,066)
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (shares in thousands):

	Year Ended December 31, 2020
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)
Outstanding at January 1, 2020	2,777	$30.26	1.3
Granted	1,188	$31.19
Settled	(990)	$28.72
Forfeited or expired	(35)	$42.18
Outstanding at December 31, 2020(a)	2,940	$31.01	1.4
Unvested and expected to vest at December 31, 2020	1,750	$38.07	1.7
Vested and payable at December 31, 2020	1,083	$19.39
________________
(a)    Includes the target amount of PSUs.
The assumptions used to estimate the fair value of the stock options issued during 2020, 2019 and 2018 are a dividend yield of 4.28%, 3.90% and 3.69%, expected volatility of 25%, 28% and 28%, a risk-free interest rate of 1.50%, 2.63% and 2.73%, and an expected option life of 6.00 years, 6.00 years and 5.98 years. The expected volatility is based on the average of the implied volatility of publicly traded options for GM's common stock.
Total compensation expense related to the above awards was $49 million, $50 million and $29 million in 2020, 2019 and 2018.
At December 31, 2020, total unrecognized compensation expense for nonvested equity awards granted was $31 million. This expense is expected to be recorded over a weighted-average period of one year. The total fair value of RSUs and PSUs vested was $21 million, $19 million and $21 million in 2020, 2019 and 2018.
Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized compensation expense related to these plans of $25 million in 2020 and 2019, and $22 million in 2018. Contributions to the plans were made in cash.
Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2020	2019	2018
U.S. income	$2,280	$1,599	$1,421
Non-U.S. income	275	339	289
Income before income taxes and equity income	$2,555	$1,938	$1,710

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Tax Expense	Years Ended December 31,
	2020	2019	2018
Current income tax expense
U.S. federal	$129	$—	$—
U.S. state and local	143	16	1
Non-U.S.	67	81	83
Total current	339	97	84
Deferred income tax expense
U.S. federal	299	330	133
U.S. state and local	5	71	75
Non-U.S.	50	39	31
Total deferred	354	440	239
Total income tax provision	$693	$537	$323
We have foreign subsidiaries with cumulative undistributed earnings that are indefinitely reinvested. Accordingly, no provision for U.S. income tax has been provided, and the unrecognized deferred tax liability is insignificant. An estimate of the undistributed earnings is $373 million and $409 million at December 31, 2020 and 2019.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	1.5	2.1	2.8
State and local income taxes	4.1	4.0	4.2
U.S. tax on non-U.S. earnings	0.4	1.1	0.2
Valuation allowance	0.3	0.5	0.4
Tax credits and incentives	(0.2)	(0.7)	(6.2)
U.S. federal tax reform impact	—	—	(2.6)
Other	—	(0.3)	(0.9)
Effective tax rate	27.1%	27.7%	18.9%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2020 and 2019 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2020	December 31, 2019
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$15	$371
Net operating loss carryforward - non-U.S.(b)	150	178
Market value difference of loan portfolio	741	310
Accruals	86	115
Tax credits(c)	466	839
Other	282	185
Total deferred tax assets before valuation allowance	1,740	1,998
Less: valuation allowance	(291)	(279)
Total deferred tax assets	1,449	1,719
Deferred tax liabilities
Depreciable assets	2,038	2,177
Deferred acquisition costs	109	123
Other	160	152
Total deferred tax liabilities	2,307	2,452
Net deferred tax liability	$(858)	$(733)
_________________
(a)Includes tax-effected operating losses of $15 million expiring through 2042 at December 31, 2020.
(b)Includes tax-effected operating losses of $125 million expiring through 2040 and $25 million that may be carried forward indefinitely at December 31, 2020.
(c)Includes tax credits of $466 million expiring through 2040 at December 31, 2020.
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. As of December 31, 2020, we have $291 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The increase in valuation allowance of $12 million is primarily due to an increase in foreign tax credits.

Unrecognized Tax Benefits	Years Ended December 31,
	2020	2019	2018
Beginning balance	$57	$50	$54
Additions to prior years' tax positions	—	1	—
Reductions to prior years' tax positions	(1)	—	—
Additions to current year tax positions	6	7	3
Changes in tax positions due to lapse of statutory limitations	3	(1)	(5)
Foreign currency translation	(3)	—	(2)
Ending balance	$62	$57	$50
At December 31, 2020, 2019 and 2018, there were $40 million, $41 million and $37 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets.
At December 31, 2020 and 2019, we had liabilities of $57 million and $78 million for income tax-related interest and penalties.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At December 31, 2020, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2020, we had $244 million in related party taxes payable for federal and state tax liabilities. At December 31, 2019, we had $4 million in related party taxes payable for state tax liabilities. The increase in federal tax liability is due to the full utilization of net operating loss carryforwards.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2011 to 2020 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
Note 15. Supplemental Information for the Consolidated Statements of Cash Flows
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2020	2019	2018
Interest costs (none capitalized)	$2,947	$3,475	$2,941
Income taxes	$97	$60	$68
Non-cash investing items consist of the following:

	Years Ended December 31,
	2020	2019	2018
Subvention receivable from GM(a)	$642	$676	$727
Commercial loan funding payable to GM(a)	$23	$74	$61
_________________
(a)Refer to Note 2 for further information.
Note 16. Segment Reporting and Geographic Information

Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2020
	North America	International	Total
Total revenue	$12,851	$980	$13,831
Operating expenses	1,184	306	1,490
Leased vehicle expenses	5,834	48	5,882
Provision for loan losses	653	228	881
Interest expense	2,717	306	3,023
Equity income	—	147	147
Income before income taxes	$2,463	$239	$2,702

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2019
	North America	International	Total
Total revenue	$13,318	$1,236	$14,554
Operating expenses	1,172	392	1,564
Leased vehicle expenses	6,634	51	6,685
Provision for loan losses	569	157	726
Interest expense	3,171	470	3,641
Equity income	—	166	166
Income before income taxes	$1,772	$332	$2,104

	Year Ended December 31, 2018
	North America	International	Total
Total revenue	$12,771	$1,245	$14,016
Operating expenses	1,125	397	1,522
Leased vehicle expenses	6,879	38	6,917
Provision for loan losses	490	152	642
Interest expense	2,735	490	3,225
Equity income	—	183	183
Income before income taxes	$1,542	$351	$1,893

	December 31, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Finance receivables, net	$53,332	$5,058	$58,390	$46,679	$6,794	$53,473
Leased vehicles, net	$39,656	$163	$39,819	$41,881	$174	$42,055
Total assets	$105,507	$8,318	$113,825	$99,453	$9,764	$109,217
The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2020		2019		2018
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$12,178	$36,773	$12,672	$39,509	$12,158	$41,320
Non-U.S.(b)	1,653	3,230	1,882	2,772	1,858	2,490
Total consolidated	$13,831	$40,003	$14,554	$42,281	$14,016	$43,810
_________________
(a)Long-lived assets include $39.8 billion, $42.1 billion, and $43.6 billion of vehicles on operating leases at December 31, 2020, 2019 and 2018.
(b)No individual country represents more than 10% of our total revenue or long-lived assets.
Note 17. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 34.3% and the minimum capital requirement was 9.3%. Total assets of our regulated international banks and finance companies were approximately $6.2 billion and $7.8 billion at December 31, 2020 and 2019.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2020. Based on this evaluation, required by paragraph (b) of Rule 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2020, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2020. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2020.
Changes in Internal Control over Financial Reporting There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment to ensure that any changes as a result of physical distancing are addressed and any increased risks are mitigated. For additional information refer to Item 1A. Risk Factors.
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 14. Principal Accountant Fees and Services

	Years Ended December 31,
	2020	2019
Audit fees(a)	$5	$5
Audit-related fees(b)	2	2
Tax services fees(c)	—	1
Total fees	$7	$8
 _________________
(a)Audit fees include the annual financial statement audit (including quarterly reviews, subsidiary audits and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements).
(b)Audit-related fees are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent registered public accounting firm. Audit-related fees include, among other things, agreed-upon procedures and other services pertaining to our securitization program and other warehouse credit facility reviews; the attestations required by the requirements of Regulation AB; and accounting consultations related to accounting, financial reporting or disclosure matters not classified as "Audit fees."
(c)Tax services fees include tax compliance and related advice.
As a wholly-owned subsidiary of General Motors Company, audit and non-audit services provided by our independent auditor are subject to General Motors Company's Audit Committee pre-approval policies and procedures. The Audit Committee pre-approved all services provided by, and all fees of, our independent auditor.
PART IV
Item 9B. Other Information
None.
Item 15. Exhibit and Financial Statement Schedules
(1)The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
Notes to Consolidated Financial Statements
(2)All other schedules for which provision is made in the applicable accounting regulation of the SEC are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements or notes thereto and incorporated herein by reference.
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
Incorporated by Reference

3.1	Second Amended and Restated Certificate of Formation of General Motors Financial Company, Inc.	Filed Herewith

3.2	Third Amended and Restated Bylaws of General Motors Financial Company, Inc.	Filed Herewith

3.3
Statement of Resolution Establishing the Designation of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on September 20, 2017.
Incorporated by Reference

3.4
Statement of Resolution Establishing the Designation of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on September 24, 2018.
Incorporated by Reference

3.5
Statement of Resolution Establishing the Designation of Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on September 16, 2020.
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

4.4.2
Eighth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.4.3
Ninth Supplemental Indenture, dated July 5, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 5, 2016.
Incorporated by Reference

4.4.4
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

4.4.5
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
4.4.6
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

4.4.7
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

4.4.9
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

4.4.10
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

4.4.11
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

4.4.12
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

4.4.13
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

4.4.14
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

4.4.15
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

4.4.16
Twenty-Ninth Supplemental Indenture, dated April 10, 2018, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 10, 2018.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.4.17
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

4.4.18
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

4.4.19
Thirty-Second Supplemental Indenture, dated June 19, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 4.150% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 19, 2018.
Incorporated by Reference

4.4.20
Thirty-Third Supplemental Indenture, dated November 6, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the Floating Rate Notes due 2021 and the 4.200% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 6, 2018.
Incorporated by Reference

4.4.21
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

4.4.22
Thirty-Fifth Supplemental Indenture, dated April 8, 2019, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 3.550% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 8, 2019.
Incorporated by Reference

4.4.23
Thirty-Sixth Supplemental Indenture, dated January 9, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 2.900% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 9, 2020.
Incorporated by Reference

4.4.24
Thirty-Seventh Supplemental Indenture, dated May 15, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 5.200% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 15, 2020.
Incorporated by Reference

4.4.25
Thirty-Eighth Supplemental Indenture, dated June 22, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 2.750% Senior Notes due 2025 and 3.600% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 22, 2020.
Incorporated by Reference

4.4.26
Thirty-Ninth Supplemental Indenture, dated August 20, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 1.700% Senior Notes due 2023 and 2.700% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on August 20, 2020.
Incorporated by Reference

4.4.27
Fortieth Supplemental Indenture, dated November 18, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 18, 2020.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.5
Indenture, dated June 21, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3, filed on June 21, 2017.
Incorporated by Reference

4.6	Description of Securities, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed on February 5, 2020.	Incorporated by Reference

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
10.6.1
Amendment No. 1, dated April 24, 2020, to Third Amended and Restated 3-Year Revolving Credit Agreement, dated as of April 18, 2018, by and among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 27, 2020.
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
Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer.	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer.	Filed Herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements	Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted as iXBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 10, 2021
Daniel E. Berce

/s/ SUSAN B. SHEFFIELD	Executive Vice President and Chief Financial Officer	February 10, 2021
Susan B. Sheffield

/s/ CONNIE COFFEY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2021
Connie Coffey

/s/ MARY T. BARRA	Director	February 10, 2021
Mary T. Barra

/s/ PAUL A. JACOBSON	Director	February 10, 2021
Paul A. Jacobson