Form 10-Q
period 2021-03-31
General Motors Financial Company, Inc.
filed 2021-05-05
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of May 4, 2021, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$6,343	$5,063
Finance receivables, net (Note 3; Note 7 VIEs)	58,585	58,390
Leased vehicles, net (Note 4; Note 7 VIEs)	40,343	39,819
Goodwill	1,169	1,173
Equity in net assets of non-consolidated affiliates (Note 5)	1,630	1,581
Related party receivables (Note 2)	669	643
Other assets (Note 7 VIEs)	6,451	7,156
Total assets	$115,190	$113,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$39,965	$39,982
Unsecured debt (Note 6)	53,730	52,443
Deferred income	2,989	3,048
Related party payables (Note 2)	210	269
Other liabilities	4,496	4,485
Total liabilities	101,390	100,227
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,650	8,642
Accumulated other comprehensive loss	(1,332)	(1,309)
Retained earnings	6,482	6,265
Total shareholders' equity	13,800	13,598
Total liabilities and shareholders' equity	$115,190	$113,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Finance charge income	$1,016	$1,006
Leased vehicle income	2,321	2,463
Other income	70	92
Total revenue	3,407	3,561
Costs and expenses
Operating expenses	411	358
Leased vehicle expenses	1,244	1,697
Provision for loan losses (Note 3)	(26)	466
Interest expense	650	835
Total costs and expenses	2,279	3,356
Equity income (Note 5)	54	25
Income before income taxes	1,182	230
Income tax provision (Note 11)	304	63
Net income	878	167
Less: cumulative dividends on preferred stock	30	23
Net income attributable to common shareholder	$848	$144

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$878	$167
Other comprehensive loss, net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $(17), $39	49	(117)
Foreign currency translation adjustment	(72)	(426)
Other comprehensive loss, net of tax	(23)	(543)
Comprehensive income (loss)	$855	$(376)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2020	$—	$—	$8,101	$(1,119)	$5,744	$12,726
Adoption of accounting standard	—	—	—	—	(643)	(643)
Net income	—	—	—	—	167	167
Other comprehensive loss	—	—	—	(543)	—	(543)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 10)	—	—	—	—	(400)	(400)
Balance at March 31, 2020	$—	$—	$8,110	$(1,662)	$4,868	$11,316

Balance at January 1, 2021	$—	$—	$8,642	$(1,309)	$6,265	$13,598
Net income	—	—	—	—	878	878
Other comprehensive loss	—	—	—	(23)	—	(23)
Stock based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(661)	(661)
Balance at March 31, 2021	$—	$—	$8,650	$(1,332)	$6,482	$13,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$878	$167
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,715	1,829
Accretion and amortization of loan and leasing fees	(410)	(512)
Undistributed earnings of non-consolidated affiliates, net	(54)	(25)
Provision for loan losses	(26)	466
Deferred income taxes	216	46
Stock-based compensation expense	8	8
Gain on termination of leased vehicles	(416)	(89)
Other operating activities	23	48
Changes in assets and liabilities:
Other assets	48	(62)
Other liabilities	(361)	333
Related party payables	(96)	4
Net cash provided by operating activities	1,525	2,213
Cash flows from investing activities
Purchases of retail finance receivables, net	(8,245)	(6,435)
Principal collections and recoveries on retail finance receivables	5,749	4,890
Net collections (funding) of commercial finance receivables	2,079	(505)
Purchases of leased vehicles, net	(6,066)	(3,733)
Proceeds from termination of leased vehicles	4,919	3,088
Other investing activities	(17)	(15)
Net cash used in investing activities	(1,581)	(2,710)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	1,547	13
Borrowings and issuances of secured debt	8,720	16,259
Payments on secured debt	(8,663)	(9,616)
Borrowings and issuances of unsecured debt	4,385	3,243
Payments on unsecured debt	(3,879)	(1,644)
Debt issuance costs	(46)	(28)
Dividends paid	(661)	(445)
Net cash provided by financing activities	1,403	7,782
Net increase in cash, cash equivalents and restricted cash	1,347	7,285
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(50)	(159)
Cash, cash equivalents and restricted cash at beginning of period	8,126	7,102
Cash, cash equivalents and restricted cash at end of period	$9,423	$14,228

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2021
Cash and cash equivalents	$6,343
Restricted cash included in other assets	3,080
Total	$9,423
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
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on February 10, 2021 (2020 Form 10-K). Except as otherwise specified, dollar amounts presented within tables are stated in millions.
The condensed consolidated financial statements at March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2020 was derived from audited annual financial statements.
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
Recently Adopted Accounting Standards In January 2021, the Financial Accounting Standards Board issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", which amended Topic 848 reference rate reform to clarify the scope and availability of expedients for certain derivative instruments affected by reference rate reform. We have elected various optional expedients in Topic 848 related to hedging relationships and expect to make future elections related to contract modifications and other hedging relationships. The future election and application of these expedients are not expected to have a material impact on our consolidated financial statements.
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
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. On January 25, 2021, we made a payment of $163 million to GM for state and federal income taxes for the years ended 2020, 2019 and 2018. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. In addition, amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	March 31, 2021	December 31, 2020
Commercial finance receivables, net due from dealers consolidated by GM(a)	$313	$398
Subvention receivable(b)	$668	$642
Commercial loan funding payable(c)	$61	$23
Taxes payable(c)	$148	$244

	Three Months Ended March 31,
Income Statement Data	2021	2020
Interest subvention earned on retail finance receivables(d)	$179	$141
Interest subvention earned on commercial finance receivables(d)	$9	$15
Leased vehicle subvention earned(e)	$721	$805
_________________
(a)Included in finance receivables, net.
(b)Included in related party receivables. We received subvention payments from GM of $1.0 billion and $1.1 billion for the three months ended March 31, 2021 and 2020.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agrees to use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to the GM $2.0 billion 364-day revolving credit facility (GM Revolving 364-Day Credit Facility).
In April 2021, GM increased the total borrowing capacity of the five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. GM also renewed and increased the total borrowing capacity of the three-year, $4.0 billion facility to $4.3 billion, which now matures on April 7, 2024, and renewed the GM Revolving 364-Day Credit Facility, which now matures on April 6, 2022. At March 31, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	March 31, 2021	December 31, 2020
Retail finance receivables
Retail finance receivables, net of fees(a)	$53,397	$51,288
Less: allowance for loan losses	(1,784)	(1,915)
Total retail finance receivables, net	51,613	49,373
Commercial finance receivables
Commercial finance receivables, net of fees(b)	7,023	9,080
Less: allowance for loan losses	(51)	(63)
Total commercial finance receivables, net	6,972	9,017
Total finance receivables, net	$58,585	$58,390
Fair value utilizing Level 2 inputs	$6,972	$9,017
Fair value utilizing Level 3 inputs	$53,524	$51,645
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b) Net of dealer cash management balances of $1.5 billion and $1.4 billion at March 31, 2021 and December 31, 2020.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2021	2020
Allowance for retail loan losses beginning balance	$1,915	$866
Impact of adopting ASU 2016-13	—	801
Provision for loan losses	(13)	456
Charge-offs	(253)	(340)
Recoveries	149	156
Foreign currency translation	(14)	(60)
Allowance for retail loan losses ending balance	$1,784	$1,879
The allowance for retail loan losses decreased by $95 million as of March 31, 2021 compared to March 31, 2020, primarily due to a reduction in the reserve levels established at March 31, 2020 at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast; and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at March 31, 2021 and December 31, 2020:

	Year of Origination						March 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime - FICO Score 680 and greater	$5,554	$17,004	$6,171	$3,841	$1,565	$478	$34,613	64.8%
Near-prime - FICO Score 620 to 679	1,167	3,377	1,870	1,062	509	231	8,216	15.4
Sub-prime - FICO Score less than 620	1,227	3,516	2,611	1,517	994	703	10,568	19.8
Retail finance receivables, net of fees	$7,948	$23,897	$10,652	$6,420	$3,068	$1,412	$53,397	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime - FICO Score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime - FICO Score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4
Sub-prime - FICO Score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2021 and December 31, 2020, as well as summary totals for March 31, 2020:

	Year of Origination						March 31, 2021		March 31, 2020
	2021	2020	2019	2018	2017	Prior	Total	Percent	Total	Percent
0 - 30 days	$7,934	$23,640	$10,363	$6,218	$2,927	$1,285	$52,367	98.1%	$40,886	96.2%

31 - 60 days	13	179	204	148	104	93	741	1.4	1,157	2.7
Greater than 60 days	1	68	75	48	34	31	257	0.5	441	1.1
Finance receivables more than 30 days delinquent	14	247	279	196	138	124	998	1.9	1,598	3.8
In repossession	—	10	10	6	3	3	32	—	20	—
Finance receivables more than 30 days delinquent or in repossession	14	257	289	202	141	127	1,030	1.9	1,618	3.8
Retail finance receivables, net of fees	$7,948	$23,897	$10,652	$6,420	$3,068	$1,412	$53,397	100.0%	$42,504	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0 - 30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%

31 - 60 days	210	325	235	170	102	61	1,103	2.1
Greater than 60 days	72	123	90	64	37	26	412	0.8
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9
In repossession	7	11	7	5	2	1	33	0.1
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $538 million and $714 million at March 31, 2021 and December 31, 2020.
Impaired Retail Finance Receivables - TDRs The outstanding amortized cost of retail finance receivables that are considered troubled debt restructurings (TDRs) was $2.1 billion at March 31, 2021, including $214 million in nonaccrual loans. Additional TDR activity is presented below:

	Three Months Ended March 31,
	2021	2020
Number of loans classified as TDRs during the period	11,376	15,268
Outstanding amortized cost of loans classified as TDRs during the period	$234	$287

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR were $14 million and $20 million for the three months ended March 31, 2021 and 2020.
Commercial Credit Quality Our commercial finance receivables consist of dealer financings, primarily for dealer inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary.
Our commercial risk model and risk rating categories are as follows:

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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at March 31, 2021 and December 31, 2020:

	Year of Origination(a)							March 31, 2021
Dealer Risk Rating	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,380	$108	$538	$154	$66	$106	$49	$6,401	91.1%
II	352	4	2	18	10	10	10	406	5.8
III	150	9	4	8	28	1	15	215	3.1
IV	1	—	—	—	—	—	—	1	—
Balance at end of period	$5,883	$121	$544	$180	$104	$117	$74	$7,023	100.0%
________________
(a) Floorplan advances comprise 94% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2020
Dealer Risk Rating	Revolving	2020	2019	2018	2017	2016	Prior	Total	Percent
I	$7,210	$579	$179	$77	$110	$43	$19	$8,217	90.5%
II	508	2	18	11	15	18	34	606	6.7
III	203	—	8	29	2	11	—	253	2.8
IV	—	—	—	—	—	—	4	4	—
Balance at end of period	$7,921	$581	$205	$117	$127	$72	$57	$9,080	100.0%
________________
(a) Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.
At March 31, 2021, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2021 and 2020. There were no commercial finance receivables on non-accrual status and none were classified as TDRs at March 31, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4. Leased Vehicles

	March 31, 2021	December 31, 2020
Leased vehicles	$59,062	$58,915
Manufacturer subvention	(8,776)	(8,915)
Net capitalized cost	50,286	50,000
Less: accumulated depreciation	(9,943)	(10,181)
Leased vehicles, net	$40,343	$39,819
Depreciation expense related to leased vehicles, net was $1.7 billion and $1.8 billion in the three months ended March 31, 2021 and 2020.
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2021:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease payments under operating leases	$4,824	$4,420	$2,049	$254	$7	$—	$11,554
Note 5. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
There have been no ownership changes in our joint ventures since December 31, 2020. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2021	2020
Finance charge income	$430	$359
Income before income taxes	$203	$96
Net income	$153	$72
At March 31, 2021 and December 31, 2020, we had undistributed earnings of $701 million and $647 million related to our non-consolidated affiliates.
Note 6. Debt

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,594	$1,595	$3,733	$3,735
Securitization notes payable	38,371	38,697	36,249	36,645
Total secured debt	39,965	40,292	39,982	40,380
Unsecured debt
Senior notes	47,983	49,875	46,798	48,922
Credit facilities	1,283	1,278	1,535	1,531
Other unsecured debt	4,464	4,468	4,110	4,115
Total unsecured debt	53,730	55,621	52,443	54,568
Total secured and unsecured debt	$93,695	$95,913	$92,425	$94,948
Fair value utilizing Level 2 inputs		$94,210		$92,922
Fair value utilizing Level 3 inputs		$1,703		$2,026

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the three months ended March 31, 2021, we renewed credit facilities with a total borrowing capacity of $6.0 billion, and we issued $8.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.82% and maturity dates ranging from 2022 to 2028.
Unsecured Debt During the three months ended March 31, 2021, we issued $3.8 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.44% and maturity dates ranging from 2025 to 2031.
In April 2021, we issued $2.3 billion in senior notes with a weighted average interest rate of 1.60% and maturity dates ranging from 2024 to 2028.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2021, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2021	December 31, 2020
Restricted cash(a)	$2,964	$2,639
Finance receivables, net of fees	$29,503	$32,575
Lease related assets	$17,461	$16,322
Secured debt	$39,609	$39,424
_______________
(a) Included in other assets.
We use SPEs that are considered VIEs to issue variable funding notes to third-party, bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs. We determined that we are the primary beneficiary of the VIEs because our servicing responsibilities give us the power to direct the activities that most significantly impact the performance of the VIEs and our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The respective assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that we provide as the servicer. We are not required to provide any additional financial support to these VIEs. While these VIE subsidiaries are included in our condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to our creditors.
Other transfers of finance receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under U.S. GAAP; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At March 31, 2021 and December 31, 2020, $729 million and $863 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $425 million and $622 million in secured debt outstanding.

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

	March 31, 2021			December 31, 2020
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$14,309	$251	$171	$10,064	$463	$13
Foreign currency swaps	1,881	81	37	1,958	128	9
Cash flow hedges
Interest rate swaps	878	2	18	921	—	27
Foreign currency swaps	6,343	201	98	5,626	278	47
Derivatives not designated as hedges
Interest rate contracts	110,961	839	453	110,997	954	576
Total(b)	$134,372	$1,374	$777	$129,566	$1,823	$672
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
(b)We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2021 and December 31, 2020, the fair value of assets and liabilities available for offset was $584 million and $501 million. At March 31, 2021 and December 31, 2020, we held $450 million and $728 million of collateral from counterparties that is available for netting against our asset positions. At March 31, 2021 and December 31, 2020, we posted $142 million and $139 million of collateral to counterparties that is available for netting against our liability positions.
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Unsecured debt	$23,631	$23,315	$(311)	$(739)
 _________________
(a)Includes $201 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at March 31, 2021 and December 31, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2021		2020
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$352	$—	$(503)	$—
Interest rate swaps	(335)	—	431	—
Hedged items - foreign currency swaps(c)	—	77	—	40
Foreign currency swaps	(5)	(76)	(12)	(39)
Cash flow hedges
Interest rate swaps	(5)	—	(1)	—
Hedged items - foreign currency swaps(c)	—	190	—	106
Foreign currency swaps	(30)	(190)	(29)	(106)
Derivatives not designated as hedges
Interest rate contracts	20	—	52	—
Total (losses) income recognized	$(3)	$1	$(62)	$1
_________________
(a)Total interest expense was $650 million and $835 million for the three months ended March 31, 2021 and 2020.
(b)Total operating expenses were $411 million and $358 million for the three months ended March 31, 2021 and 2020.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated loans.

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
	2021	2020
Fair value hedges
Foreign currency swaps	$(3)	$(5)
Cash flow hedges
Interest rate swaps	5	(6)
Foreign currency swaps	(125)	(219)
Total	$(123)	$(230)

	Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended March 31,
	2021	2020
Fair value hedges
Foreign currency swaps	$3	$8
Cash flow hedges
Interest rate swaps	3	1
Foreign currency swaps	166	104
Total	$172	$113
_________________
(a)All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.
(b)During the next twelve months, we estimate $92 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.

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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2021, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $232 million, and we have accrued $75 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $10 million at March 31, 2021.
Note 10. Shareholders' Equity

	March 31, 2021	December 31, 2020
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the three months ended March 31, 2021 and 2020, our Board of Directors declared and paid dividends of $600 million and $400 million on our common stock to General Motors Holdings LLC.

	March 31, 2021	December 31, 2020
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
During the three months ended March 31, 2021, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $16 million to holders of record of our Series C Preferred Stock. During the three months ended March 31, 2020, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $16 million to holders of record of our Series B Preferred Stock.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Unrealized loss on hedges
Beginning balance	$(157)	$(49)
Change in value of hedges, net of tax	49	(117)
Ending balance	(108)	(166)
Defined benefit plans
Beginning balance	1	1
Unrealized gain on subsidiary pension, net of tax	—	—
Ending balance	1	1
Foreign currency translation adjustment
Beginning balance	(1,153)	(1,071)
Translation loss, net of tax	(72)	(426)
Ending balance	(1,225)	(1,497)
Total accumulated other comprehensive loss	$(1,332)	$(1,662)
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
In the three months ended March 31, 2021 and 2020, income tax expense of $304 million and $63 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. The increase in income tax expense is primarily due to an increase in our pre-tax earnings.
We are included in GM’s consolidated U.S. federal income tax return and for certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in these financial statements as if we filed our own tax returns in each jurisdiction. Refer to Note 2 for further information on related party taxes payable.
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended March 31, 2021
	North America	International	Total
Total revenue	$3,171	$236	$3,407
Operating expenses	339	72	411
Leased vehicle expenses	1,231	13	1,244
Provision for loan losses	(44)	18	(26)
Interest expense	592	58	650
Equity income	—	54	54
Income before income taxes	$1,053	$129	$1,182

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2020
	North America	International	Total
Total revenue	$3,277	$284	$3,561
Operating expenses	294	64	358
Leased vehicle expenses	1,684	13	1,697
Provision for loan losses	391	75	466
Interest expense	738	97	835
Equity income	—	25	25
Income before income taxes	$170	$60	$230

	March 31, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Finance receivables, net	$53,882	$4,703	$58,585	$53,332	$5,058	$58,390
Leased vehicles, net	$40,183	$160	$40,343	$39,656	$163	$39,819
Total assets	$107,523	$7,667	$115,190	$105,507	$8,318	$113,825
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $5.6 billion and $6.2 billion at March 31, 2021 and December 31, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2020 Form 10-K for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2020 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
COVID-19 Pandemic
The economic impact of efforts to contain the spread of COVID-19 strained the finances of individuals and businesses, large and small, across the globe. The extent of the impact of the COVID-19 pandemic on our future operations will depend on, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses, such as required physical distancing or restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, and the availability and effectiveness of vaccines, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, foreign exchange rate volatility and political uncertainty. Refer to the "Risk Factors" section of our 2020 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.
Results of Operations
This section discusses our results of operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Income before income taxes for the three months ended March 31, 2021 increased to $1,182 million from $230 million for the three months ended March 31, 2020. There were offsetting changes to key drivers of income before income taxes, as follows:
•Leased vehicle income decreased $142 million primarily due to a decrease in the leased vehicles portfolio, as terminations of leases exceeded purchases.
•Leased vehicle expenses decreased $453 million primarily due to a $327 million increase in leased vehicle termination gains, as well as a $201 million decrease in depreciation on leased vehicles.
•Provision for loan losses decreased $492 million primarily due to a reduction in the reserve levels established at March 31, 2020 at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast; and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.
•Interest expense decreased $185 million primarily due to a decrease in the effective rate of interest on debt.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity increased to 24.3% for the four quarters ended March 31, 2021 from 12.7% for the four quarters ended March 31, 2020 primarily due to increased earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 27.3% for the four quarters ended March 31, 2021 from 14.3% for the four quarters ended March 31, 2020 primarily due to increased earnings.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2021	March 31, 2020
Net income attributable to common shareholder	$2,615	$1,373

Average equity	$12,486	$12,267
Less: average preferred equity	(1,742)	(1,477)
Average common equity	10,744	10,790
Less: average goodwill	(1,169)	(1,183)
Average tangible common equity	$9,575	$9,607

Return on average common equity	24.3%	12.7%
Return on average tangible common equity	27.3%	14.3%
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
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Average Earning Assets	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount	Percentage
Average retail finance receivables	$52,519	$42,416	$10,103	23.8%
Average commercial finance receivables	8,113	11,678	(3,565)	(30.5)%
Average finance receivables	60,632	54,094	6,538	12.1%
Average leased vehicles, net	40,102	41,778	(1,676)	(4.0)%
Average earning assets	$100,734	$95,872	$4,862	5.1%

Retail finance receivables purchased	$8,232	$6,497	$1,735	26.7%
Leased vehicles purchased	$5,760	$5,040	$720	14.3%
Our penetration of GM's retail sales in the U.S. was 43.8% and 44.8% for the three months ended March 31, 2021 and 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average retail finance receivables increased primarily due to strong demand for new vehicles, as reflected in the increase in retail finance receivables purchased in the three months ended March 31, 2021 as compared to the same period in 2020.
Average commercial finance receivables decreased primarily due to continued low dealer new vehicle inventory as a result of strong demand for new vehicles, compounded by the global semiconductor supply shortage impacting automotive production.
Average leased vehicles, net decreased due to lease terminations in excess of purchases for the three months ended March 31, 2021; however, leased vehicles purchased during the three months ended March 31, 2021 increased as compared to the same period in 2020 due to strong demand for new vehicles.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount	Percentage
Finance charge income
Retail finance receivables	$945	$872	$73	8.4%
Commercial finance receivables	$71	$134	$(63)	(47.0)%
Leased vehicle income	$2,321	$2,463	$(142)	(5.8)%
Other income	$70	$92	$(22)	(23.9)%
Equity income	$54	$25	$29	116.0%
Effective yield - retail finance receivables	7.3%	8.3%
Effective yield - commercial finance receivables	3.5%	4.6%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to growth in the size of the portfolio, partially offset by a decrease in the effective yield. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a lower effective yield resulting from lower benchmark interest rates, as well as a decrease in the size of the portfolio.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the size of the portfolio, as terminations of leases exceeded originations.

Costs and Expenses	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount	Percentage
Operating expenses	$411	$358	$53	14.8%
Leased vehicle expenses	$1,244	$1,697	$(453)	(26.7)%
Provision for loan losses	$(26)	$466	$(492)	(105.6)%
Interest expense	$650	$835	$(185)	(22.2)%
Average debt outstanding	$93,870	$88,777	$5,093	5.7%
Effective rate of interest on debt	2.8%	3.8%
Operating Expenses Operating expenses as an annualized percentage of average earning assets increased to 1.7% for the three months ended March 31, 2021 from 1.5% for the three months ended March 31, 2020 due to certain one-time accruals.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $327 million increase in lease termination gains for the three months ended March 31, 2021 compared to the same period in 2020, as well as a $201 million decrease in depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio.
Provision for Loan Losses Provision for loan losses decreased $492 million primarily due to a reduction in the reserve levels established at March 31, 2020 at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast; and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.
Interest Expense Interest expense decreased due to a lower effective rate of interest on our debt resulting from lower benchmark interest rates.
Taxes Our consolidated effective income tax rate was 27.0% and 30.7% of income before income taxes and equity income for the three months ended March 31, 2021 and 2020. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Loss
Unrealized Gain (Loss) on Hedges Unrealized gains (losses) on hedges included in other comprehensive loss were $49 million and $(117) million for the three months ended March 31, 2021 and 2020. The change in unrealized loss was primarily due to changes in the fair value of our foreign currency swap agreements resulting from the weakening of the U.S. Dollar against hedged currencies.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive loss were $(72) million and $(426) million for the three months ended March 31, 2021 and 2020. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the three months ended March 31, 2021 was primarily due to depreciating values of the Brazilian Real and the Mexican Peso in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended March 31, 2020 was primarily due to depreciating values of the Brazilian Real, the Mexican Peso, and the Canadian Dollar in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$34,613	64.8%	$32,800	64.0%
Near-prime - FICO Score 620 to 679	8,216	15.4	7,935	15.4
Sub-prime - FICO Score less than 620	10,568	19.8	10,553	20.6
Retail finance receivables, net of fees	53,397	100.0%	51,288	100.0%
Less: allowance for loan losses	(1,784)		(1,915)
Retail finance receivables, net	$51,613		$49,373
Number of outstanding contracts	2,872,086		2,824,757
Average amount of outstanding contracts (in dollars)(a)	$18,592		$18,157
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.3%		3.7%
_________________
(a)Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
The allowance for loan losses decreased by $131 million as of March 31, 2021 compared to December 31, 2020, primarily due to a reduction in the reserve levels established at March 31, 2020 at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast; and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	March 31, 2021		March 31, 2020
	Amount	Percentage	Amount	Percentage
31 - 60 days	$741	1.4%	$1,157	2.7%
Greater than 60 days	257	0.5	441	1.1
Total finance receivables more than 30 days delinquent	998	1.9	1,598	3.8
In repossession	32	—	20	—
Total finance receivables more than 30 days delinquent or in repossession	$1,030	1.9%	$1,618	3.8%
At March 31, 2021, delinquency was positively impacted by various government support programs intended to mitigate the economic impact of the COVID-19 pandemic, as well as changes in consumer spending behavior. In addition, a larger percentage of our portfolio was comprised of prime loans at March 31, 2021 as compared to March 31, 2020. Delinquency is expected to normalize as government support programs expire.
TDRs Payment deferrals granted to retail loan customers with accounts in good standing, but impacted by the COVID-19 pandemic, will not be considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 3 to our condensed consolidated financial statements for further information on TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2021	2020
Charge-offs	$253	$340
Less: recoveries	(149)	(156)
Net charge-offs	$104	$184
Net charge-offs as an annualized percentage of average retail finance receivables	0.8%	1.7%
Charge-offs for the three months ended March 31, 2021 decreased compared to the same period in 2020, due to government support programs intended to mitigate the economic impact of the COVID-19 pandemic, changes in consumer spending behavior and improved recovery rates on repossessed vehicles. Charge-offs are expected to normalize as government support programs expire.

Commercial Finance Receivables	March 31, 2021	December 31, 2020
Commercial finance receivables, net of fees	$7,023	$9,080
Less: allowance for loan losses	(51)	(63)
Commercial finance receivables, net	$6,972	$9,017
Number of dealers	2,040	2,028
Average carrying amount per dealer	$3	$4
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.7%	0.7%
At March 31, 2021 and December 31, 2020, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2021 and 2020, and substantially all of our commercial finance receivables were current with respect to payment status at March 31, 2021 and December 31, 2020.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended March 31,
	2021	2020
Operating leases originated	135	125
Operating leases terminated	142	146
Operating leased vehicles returned(a)	74	111
Percentage of leased vehicles returned(b)	52%	76%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate can fluctuate based upon the level of used vehicle pricing compared to residual values at lease inception and/or growth and age of the leased vehicles portfolio. The return rate for the three months ended March 31, 2021 declined compared to the same period in 2020 due to increased leased vehicle purchases at the end-of-term driven by historically high used vehicle prices. Used vehicle prices increased approximately 11% for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to continued low new vehicle inventory compounded by the global semiconductor supply shortage impacting automotive production, and strong demand for new and used vehicles driven by economic recovery and government stimulus. In 2021, we expect used vehicle prices to increase by an amount in the low to mid-single digits on a percentage basis as compared to 2020 levels, primarily due to sustained low new vehicle inventory and continued strong demand.
The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $416 million for the three months ended March 31, 2021, compared to $89 million for the same period in 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2021			December 31, 2020
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,632	965	65.9%	$16,334	964	65.5%
Trucks	7,838	279	19.1	7,455	275	18.7
SUVs	3,459	91	6.2	3,435	92	6.3
Cars	1,865	129	8.8	1,949	140	9.5
Total	$29,794	1,464	100.0%	$29,173	1,471	100.0%
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2021	2022	2023	2024 and Thereafter
Operating lease maturities	20%	37%	31%	12%
At March 31, 2021 and 2020, 99.6% and 99.2% of our operating leases were current with respect to payment status.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net distributions from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our primary uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses, income taxes and dividend payments.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
The following table summarizes our available liquidity:

Liquidity	March 31, 2021	December 31, 2020
Cash and cash equivalents(a)	$6,343	$5,063
Borrowing capacity on unpledged eligible assets	20,356	19,020
Borrowing capacity on committed unsecured lines of credit	459	504
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$30,158	$27,587
_________________
(a)Includes $389 million and $685 million in unrestricted cash outside of the U.S. at March 31, 2021 and December 31, 2020. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

At March 31, 2021, available liquidity increased from December 31, 2020, primarily due to an increase in cash and cash equivalents and available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2021, available liquidity exceeded our liquidity targets.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to the GM Revolving 364-Day Credit Facility.
In April 2021, GM increased the total borrowing capacity of the five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. GM also renewed and increased the total borrowing capacity of the three-year, $4.0 billion facility to $4.3 billion, which now matures on

GENERAL MOTORS FINANCIAL COMPANY, INC.
April 7, 2024, and renewed the GM Revolving 364-Day Credit Facility, which now matures on April 6, 2022. At March 31, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities.

Cash Flow	Three Months Ended March 31,		2021 vs. 2020
	2021	2020
Net cash provided by operating activities	$1,525	$2,213	$(688)
Net cash used in investing activities	$(1,581)	$(2,710)	$1,129
Net cash provided by financing activities	$1,403	$7,782	$(6,379)
During the three months ended March 31, 2021, net cash provided by operating activities decreased primarily due to a decrease in derivative collateral posting activities of $574 million and a decrease in leased vehicle income of $142 million, partially offset by a decrease in interest paid of $113 million.
During the three months ended March 31, 2021, net cash used in investing activities decreased primarily due to an increase in net collections of commercial finance receivables of $2.6 billion, an increase in proceeds from termination of leased vehicles of $1.8 billion and an increase in collections and recoveries on retail finance receivables of $859 million, partially offset by and an increase in purchases of leased vehicles of $2.3 billion and an increase in purchases of retail finance receivables of $1.8 billion.
During the three months ended March 31, 2021, net cash provided by financing activities decreased primarily due to a decrease in borrowings of $4.9 billion, an increase in debt repayments of $1.3 billion and an increase in dividend payments of $216 million. We increased our borrowings during the three months ended March 31, 2020 due to the onset of the COVID-19 pandemic.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At March 31, 2021, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,120	$1,594
Revolving commercial asset-secured facilities(b)	4,077	—
Total secured	26,197	1,594
Unsecured committed facilities	477	18
Unsecured uncommitted facilities(c)	1,265	1,265
Total unsecured	1,742	1,283
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$30,939	$2,877
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $30 million in advances outstanding and $530 million in unused borrowing capacity on these facilities at March 31, 2021.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.5 billion in unused borrowing capacity on these facilities at March 31, 2021.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At March 31, 2021
2016	December 2022	-	September 2024	$2,200	$193
2017	January 2023	-	May 2025	$7,717	1,250
2018	January 2023	-	September 2026	$13,010	3,697
2019	April 2022	-	July 2027	$15,676	6,478
2020	December 2021	-	August 2028	$24,454	18,887
2021	September 2022	-	September 2028	$8,221	7,935
Total active securitizations					38,440
Debt issuance costs					(69)
Total					$38,371
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2021, the aggregate principal amount of our outstanding unsecured senior notes was $47.9 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At March 31, 2021, we had $4.5 billion of this type of unsecured debt outstanding, of which $2.0 billion was issued under the U.S. commercial paper program.
LIBOR Transition In March 2021, the U.K. Financial Conduct Authority announced that LIBOR will cease to be published by its administrator based on continued bank submissions, or on any other basis, after 2021, with the exception of US dollar LIBOR ceasing at the end of June 2023. Regulators, industry groups and certain committees such as the Alternative Reference Rates Committee (ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR), and proposed implementations of the recommended alternatives in floating rate financial instruments. For more information on the expected replacement of LIBOR, see the "Risk Factors" section of our 2020 Form 10-K.
Support Agreement At March 31, 2021 and December 31, 2020, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 7.94x and 8.00x, and the applicable leverage ratio threshold was 11.50x. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $878 million in net income; partially offset by a $600 million dividend on our common stock paid to GM. Future dividends to GM will depend on several factors, including business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Profile We define our asset and liability profile as the cumulative maturities of our finance receivables, investment in operating leases net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at March 31, 2021:

	2021	2022	2023	2024 and Thereafter
Encumbered assets	$18,651	$35,447	$45,356	$49,928
Unencumbered assets	24,437	39,576	52,458	65,262
Total assets	43,088	75,023	97,814	115,190

Secured debt	14,955	28,423	36,369	40,035
Unsecured debt	12,429	21,114	30,883	53,613
Total debt(a)	27,384	49,537	67,252	93,648
Net excess liquidity	$15,704	$25,486	$30,562	$21,542
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2020 Form 10-K. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2020. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer (CEO) and principal financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2021, as required by Rules 13a-15(b) or 15d-15(b) promulgated under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to the "Risk Factors" section of our 2020 Form 10-K.
PART II
Item 1. Legal Proceedings
The discussion under "Legal Proceedings" and "Other Administrative Tax Matters" in Note 9 to our condensed consolidated financial statements is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2020 Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 6. Exhibits

3.1
Second Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed on February 10, 2021.
Incorporated by Reference

3.2	Third Amended and Restated Bylaws of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed on February 10, 2021.	Incorporated by Reference

4.1
Forty-First Supplemental Indenture, dated January 8, 2021, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 1.250% Senior Notes due 2026 and 2.350% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 8, 2021.
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted as iXBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	May 5, 2021	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer