Form 10-Q
period 2021-06-30
General Motors Financial Company, Inc.
filed 2021-08-04
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of August 3, 2021, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$4,378	$5,063
Finance receivables, net (Note 3; Note 7 VIEs)	60,212	58,390
Leased vehicles, net (Note 4; Note 7 VIEs)	40,596	39,819
Goodwill	1,174	1,173
Equity in net assets of non-consolidated affiliates (Note 5)	1,704	1,581
Related party receivables (Note 2)	611	643
Other assets (Note 7 VIEs)	7,247	7,156
Total assets	$115,922	$113,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$38,999	$39,982
Unsecured debt (Note 6)	54,571	52,443
Deferred income	2,933	3,048
Related party payables (Note 2)	358	269
Other liabilities	4,596	4,485
Total liabilities	101,457	100,227
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,668	8,642
Accumulated other comprehensive loss	(1,206)	(1,309)
Retained earnings	7,003	6,265
Total shareholders' equity	14,465	13,598
Total liabilities and shareholders' equity	$115,922	$113,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Finance charge income	$1,036	$966	$2,052	$1,972
Leased vehicle income	2,304	2,386	4,625	4,849
Other income	86	71	156	163
Total revenue	3,426	3,423	6,833	6,984
Costs and expenses
Operating expenses	378	345	789	703
Leased vehicle expenses	825	1,779	2,069	3,476
Provision for loan losses (Note 3)	59	327	33	793
Interest expense	633	788	1,283	1,623
Total costs and expenses	1,895	3,239	4,174	6,595
Equity income (Note 5)	50	42	104	67
Income before income taxes	1,581	226	2,763	456
Income tax provision (Note 11)	401	53	705	116
Net income	1,180	173	2,058	340
Less: cumulative dividends on preferred stock	29	22	59	45
Net income attributable to common shareholder	$1,151	$151	$1,999	$295

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,180	$173	$2,058	$340
Other comprehensive income (loss), net of tax (Note 10)
Unrealized (loss) gain on hedges, net of income tax benefit (expense) of $2, $11, $(15), $50	(7)	(34)	42	(151)
Foreign currency translation adjustment	133	33	61	(393)
Other comprehensive income (loss), net of tax	126	(1)	103	(544)
Comprehensive income (loss)	$1,306	$172	$2,161	$(204)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2020	$—	$—	$8,101	$(1,119)	$5,744	$12,726
Adoption of accounting standard	—	—	—	—	(643)	(643)
Net income	—	—	—	—	167	167
Other comprehensive loss	—	—	—	(543)	—	(543)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 10)	—	—	—	—	(400)	(400)
Balance at March 31, 2020	—	—	8,110	(1,662)	4,868	11,316
Net income	—	—	—	—	173	173
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(400)	(400)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(45)	(45)
Balance at June 30, 2020	$—	$—	$8,120	$(1,663)	$4,596	$11,053

Balance at January 1, 2021	$—	$—	$8,642	$(1,309)	$6,265	$13,598
Net income	—	—	—	—	878	878
Other comprehensive loss	—	—	—	(23)	—	(23)
Stock based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(661)	(661)
Balance at March 31, 2021	—	—	8,650	(1,332)	6,482	13,800
Net income	—	—	—	—	1,180	1,180
Other comprehensive income	—	—	—	126	—	126
Stock based compensation	—	—	18	—	—	18
Dividends paid (Note 10)	—	—	—	—	(600)	(600)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2021	$—	$—	$8,668	$(1,206)	$7,003	$14,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$2,058	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,337	3,842
Accretion and amortization of loan and leasing fees	(792)	(1,011)
Undistributed earnings of non-consolidated affiliates, net	(104)	(67)
Provision for loan losses	33	793
Deferred income taxes	212	91
Stock-based compensation expense	26	18
Gain on termination of leased vehicles	(1,158)	(248)
Other operating activities	112	(41)
Changes in assets and liabilities:
Other assets	(10)	(113)
Other liabilities	(177)	472
Related party payables	82	4
Net cash provided by operating activities	3,619	4,080
Cash flows from investing activities
Purchases of retail finance receivables, net	(17,479)	(15,063)
Principal collections and recoveries on retail finance receivables	12,237	9,362
Net collections of commercial finance receivables	3,383	3,952
Purchases of leased vehicles, net	(12,391)	(6,054)
Proceeds from termination of leased vehicles	10,868	5,537
Net loans to related party	—	(938)
Other investing activities	(27)	(19)
Net cash used in investing activities	(3,409)	(3,223)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	2,369	821
Borrowings and issuances of secured debt	15,716	24,771
Payments on secured debt	(16,744)	(24,065)
Borrowings and issuances of unsecured debt	9,974	7,591
Payments on unsecured debt	(9,755)	(5,132)
Debt issuance costs	(105)	(97)
Dividends paid	(1,261)	(845)
Net cash provided by financing activities	194	3,044
Net increase in cash, cash equivalents and restricted cash	404	3,901
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(149)
Cash, cash equivalents and restricted cash at beginning of period	8,126	7,102
Cash, cash equivalents and restricted cash at end of period	$8,530	$10,854

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

June 30, 2021
Cash and cash equivalents	$4,378
Restricted cash included in other assets	4,152
Total	$8,530
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
The condensed consolidated financial statements at June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2020 was derived from audited annual financial statements.
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
Recently Adopted Accounting Standards In January 2021, the Financial Accounting Standards Board issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope," which amended Topic 848 reference rate reform to clarify the scope and availability of expedients for certain derivative instruments affected by reference rate reform. We have elected various optional expedients in Topic 848 related to hedging relationships and expect to make future elections related to contract modifications and other hedging relationships. The future election and application of these expedients are not expected to have a material impact on our consolidated financial statements.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During the six months ended June 30, 2021, we made estimated payments of $328 million to GM for state and federal income taxes related to the years 2021 and 2020. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. In addition, amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	June 30, 2021	December 31, 2020
Commercial finance receivables, net due from dealers consolidated by GM(a)	$261	$398
Subvention receivable(b)	$590	$642
Commercial loan funding payable(c)	$30	$23
Taxes payable(c)	$325	$244

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2021	2020	2021	2020
Interest subvention earned on retail finance receivables(d)	$204	$151	$383	$292
Interest subvention earned on commercial finance receivables(d)	$7	$11	$16	$26
Leased vehicle subvention earned(e)	$704	$765	$1,425	$1,570
_________________
(a)Included in finance receivables, net.
(b)Included in related party receivables. We received subvention payments from GM of $1.0 billion and $967 million for the three months ended June 30, 2021 and 2020 and $2.0 billion for both the six months ended June 30, 2021 and 2020.
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
In April 2021, GM increased the total borrowing capacity of the five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, which now matures on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. GM also renewed and increased the total borrowing capacity of the three-year, $4.0 billion facility to $4.3 billion, which now matures on April 7, 2024, and renewed the GM Revolving 364-Day Credit Facility, which now matures on April 6, 2022. At June 30, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities.
Cruise is the GM segment responsible for the development and commercialization of autonomous vehicle technology. In July 2019, we entered into a multi-year credit agreement with Cruise whereby we may provide advances to Cruise to fund the purchase of autonomous vehicles from GM. The agreement was amended in May 2021 to provide an aggregate funding of up to $5.2 billion over time. At June 30, 2021, Cruise had no borrowings outstanding under the credit agreement.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	June 30, 2021	December 31, 2020
Retail finance receivables
Retail finance receivables, net of fees(a)	$56,357	$51,288
Less: allowance for loan losses	(1,805)	(1,915)
Total retail finance receivables, net	54,552	49,373
Commercial finance receivables
Commercial finance receivables, net of fees(b)	5,705	9,080
Less: allowance for loan losses	(45)	(63)
Total commercial finance receivables, net	5,660	9,017
Total finance receivables, net	$60,212	$58,390
Fair value utilizing Level 2 inputs	$5,660	$9,017
Fair value utilizing Level 3 inputs	$56,490	$51,645
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b) Net of dealer cash management balances of $1.1 billion and $1.4 billion at June 30, 2021 and December 31, 2020.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for retail loan losses beginning balance	$1,784	$1,879	$1,915	$866
Impact of adopting ASU 2016-13	—	—	—	801
Provision for loan losses	67	332	54	788
Charge-offs	(204)	(256)	(457)	(596)
Recoveries	144	89	293	245
Foreign currency translation	14	—	—	(60)
Allowance for retail loan losses ending balance	$1,805	$2,044	$1,805	$2,044
The allowance for retail loan losses decreased by $239 million as of June 30, 2021 compared to June 30, 2020, primarily due to a reduction in the reserve levels established during the six months ended June 30, 2020, following the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions. These reductions in the reserve levels were partially offset by reserves established for loan originations during the six months ended June 30, 2021.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at June 30, 2021 and December 31, 2020:

	Year of Origination						June 30, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime - FICO Score 680 and greater	$11,303	$15,390	$5,414	$3,263	$1,261	$328	$36,959	65.6%
Near-prime - FICO Score 620 to 679	2,434	3,045	1,639	907	420	168	8,613	15.3
Sub-prime - FICO Score less than 620	2,586	3,193	2,317	1,318	836	535	10,785	19.1
Retail finance receivables, net of fees	$16,323	$21,628	$9,370	$5,488	$2,517	$1,031	$56,357	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime - FICO Score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime - FICO Score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4
Sub-prime - FICO Score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at June 30, 2021 and December 31, 2020, as well as summary totals for June 30, 2020:

	Year of Origination						June 30, 2021		June 30, 2020
	2021	2020	2019	2018	2017	Prior	Total	Percent	Total	Percent
0 - 30 days	$16,224	$21,320	$9,063	$5,285	$2,375	$920	$55,187	97.9%	$44,869	96.5%

31 - 60 days	75	221	222	150	106	82	856	1.5	998	2.2
Greater than 60 days	22	78	77	49	33	27	286	0.5	601	1.3
Finance receivables more than 30 days delinquent	97	299	299	199	139	109	1,142	2.0	1,599	3.5
In repossession	2	9	8	4	3	2	28	0.1	21	0.0
Finance receivables more than 30 days delinquent or in repossession	99	308	307	203	142	111	1,170	2.1	1,620	3.5
Retail finance receivables, net of fees	$16,323	$21,628	$9,370	$5,488	$2,517	$1,031	$56,357	100.0%	$46,489	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0 - 30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%

31 - 60 days	210	325	235	170	102	61	1,103	2.1
Greater than 60 days	72	123	90	64	37	26	412	0.8
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9
In repossession	7	11	7	5	2	1	33	0.1
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $555 million and $714 million at June 30, 2021 and December 31, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Impaired Retail Finance Receivables - TDRs The outstanding amortized cost of retail finance receivables that are considered troubled debt restructurings (TDRs) was $2.0 billion, including $213 million in nonaccrual loans at June 30, 2021, and $2.2 billion, including $301 million in nonaccrual loans at December 31, 2020. Additional TDR activity is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of loans classified as TDRs during the period	9,044	14,378	20,420	29,646
Outstanding amortized cost of loans classified as TDRs during the period	$183	$248	$417	$535
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR were $12 million and $17 million for the three months ended June 30, 2021 and 2020 and $22 million and $30 million for the six months ended June 30, 2021 and 2020.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at June 30, 2021 and December 31, 2020:

	Year of Origination(a)							June 30, 2021
Dealer Risk Rating	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$4,149	$227	$507	$147	$56	$72	$43	$5,201	91.2%
II	298	5	18	18	—	11	5	355	6.2
III	103	8	—	3	28	2	5	149	2.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$4,550	$240	$525	$168	$84	$85	$53	$5,705	100.0%
________________
(a) Floorplan advances comprise 94% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2020
Dealer Risk Rating	Revolving	2020	2019	2018	2017	2016	Prior	Total	Percent
I	$7,210	$579	$179	$77	$110	$43	$19	$8,217	90.5%
II	508	2	18	11	15	18	34	606	6.7
III	203	—	8	29	2	11	—	253	2.8
IV	—	—	—	—	—	—	4	4	0.0
Balance at end of period	$7,921	$581	$205	$117	$127	$72	$57	$9,080	100.0%
________________
(a) Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At June 30, 2021 and December 31, 2020, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2021 and 2020. Commercial finance receivables on nonaccrual status were insignificant, and none were classified as TDRs at June 30, 2021 and December 31, 2020.
Note 4. Leased Vehicles

	June 30, 2021	December 31, 2020
Leased vehicles	$58,702	$58,915
Manufacturer subvention	(8,485)	(8,915)
Net capitalized cost	50,217	50,000
Less: accumulated depreciation	(9,621)	(10,181)
Leased vehicles, net	$40,596	$39,819
Depreciation expense related to leased vehicles, net was $1.5 billion and $1.9 billion in the three months ended June 30, 2021 and 2020 and $3.2 billion and $3.7 billion in the six months ended June 30, 2021 and 2020.
The following table summarizes minimum rental payments due to us as lessor under operating leases at June 30, 2021:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease payments under operating leases	$3,315	$5,016	$2,695	$559	$30	$—	$11,615
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
There have been no ownership changes in our joint ventures since December 31, 2020. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Operating Data	2021	2020	2021	2020
Finance charge income	$418	$335	$848	$694
Income before income taxes	$191	$158	$394	$254
Net income	$143	$118	$296	$190
At June 30, 2021 and December 31, 2020, we had undistributed earnings of $751 million and $647 million related to our non-consolidated affiliates. In July 2021, SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) declared a $309 million cash dividend of which our share was $108 million. The dividend payment, net of tax, is expected to be received in the fourth quarter of 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,268	$1,267	$3,733	$3,735
Securitization notes payable	37,731	38,005	36,249	36,645
Total secured debt	38,999	39,272	39,982	40,380
Unsecured debt
Senior notes	47,819	49,755	46,798	48,922
Credit facilities	1,298	1,291	1,535	1,531
Other unsecured debt	5,454	5,449	4,110	4,115
Total unsecured debt	54,571	56,495	52,443	54,568
Total secured and unsecured debt	$93,570	$95,767	$92,425	$94,948
Fair value utilizing Level 2 inputs		$93,907		$92,922
Fair value utilizing Level 3 inputs		$1,860		$2,026
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the six months ended June 30, 2021, we renewed credit facilities with a total borrowing capacity of $18.7 billion, and we issued $13.4 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.75% and maturity dates ranging from 2022 to 2028.
Unsecured Debt During the six months ended June 30, 2021, we issued $8.3 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.65% and maturity dates ranging from 2024 to 2031.
In July 2021, we issued CAD $400 million in senior notes with an interest rate of 1.70% due in 2025.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At June 30, 2021, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	June 30, 2021	December 31, 2020
Restricted cash(a)	$3,667	$2,639
Finance receivables, net of fees	$27,993	$32,575
Lease related assets	$17,413	$16,322
Secured debt	$38,601	$39,424
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
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At June 30, 2021 and December 31, 2020, $524 million and $863 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $468 million and $622 million in secured debt outstanding.

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

	June 30, 2021			December 31, 2020
	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)	Notional	Fair Value of Assets(a)	Fair Value of Liabilities(a)
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$18,112	$319	$75	$10,064	$463	$13
Foreign currency swaps	712	—	30	1,958	128	9
Cash flow hedges
Interest rate swaps	835	4	14	921	—	27
Foreign currency swaps	6,418	204	99	5,626	278	47
Derivatives not designated as hedges
Interest rate contracts	108,734	778	409	110,997	954	576
Total(b)	$134,811	$1,305	$627	$129,566	$1,823	$672
 _________________
(a)The gross amounts of the fair value of our derivative instruments that are classified as assets or liabilities are included in other assets or other liabilities, respectively. Amounts accrued for interest payments in a net receivable position are included in other assets. Amounts accrued for interest payments in a net payable position are included in other liabilities. All our derivatives are categorized within Level 2 of the fair value hierarchy. The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.
(b)We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At June 30, 2021 and December 31, 2020, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $472 million and $501 million. At June 30, 2021 and December 31, 2020, we held $509 million and $728 million of collateral from counterparties that is available for netting against our asset positions. At June 30, 2021 and December 31, 2020, we posted $104 million and $139 million of collateral to counterparties that is available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Unsecured debt	$24,622	$23,315	$(381)	$(739)
 _________________
(a)Includes $223 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at June 30, 2021 and December 31, 2020.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(107)	$—	$(66)	$—	$245	$—	$(569)	$—
Interest rate swaps	118	—	(56)	—	(217)	—	375	—
Hedged items - foreign currency swaps(c)	—	(45)	—	(41)	—	32	—	(1)
Foreign currency swaps	(4)	48	(9)	43	(9)	(28)	(21)	4
Cash flow hedges
Interest rate swaps	(5)	—	(2)	—	(10)	—	(3)	—
Hedged items - foreign currency swaps(c)	—	(38)	—	(113)	—	152	—	(7)
Foreign currency swaps	(30)	38	(28)	113	(60)	(152)	(57)	7
Derivatives not designated as hedges
Interest rate contracts	19	—	109	—	39	—	161	—
Total (losses) income recognized	$(9)	$3	$(52)	$2	$(12)	$4	$(114)	$3
_________________
(a)Total interest expense was $633 million and $788 million for the three months ended June 30, 2021 and 2020 and $1.3 billion and $1.6 billion for the six months ended June 30, 2021 and 2020.
(b)Total operating expenses were $378 million and $345 million for the three months ended June 30, 2021 and 2020 and $789 million and $703 million for the six months ended June 30, 2021 and 2020.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value hedges
Foreign currency swaps	$(1)	$(7)	$(4)	$(12)
Cash flow hedges
Interest rate swaps	1	(9)	6	(15)
Foreign currency swaps	(6)	39	(131)	(180)
Total	$(6)	$23	$(129)	$(207)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income(a)(b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value hedges
Foreign currency swaps	$1	$5	$4	$13
Cash flow hedges
Interest rate swaps	4	1	7	2
Foreign currency swaps	(6)	(63)	160	41
Total	$(1)	$(57)	$171	$56
_________________
(a)All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense.
(b)During the next twelve months, we estimate $74 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At June 30, 2021, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $234 million, and we have accrued $76 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $11 million at June 30, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Shareholders' Equity

	June 30, 2021	December 31, 2020
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the six months ended June 30, 2021 and 2020, our Board of Directors declared and paid dividends of $1.2 billion and $800 million on our common stock to General Motors Holdings LLC.

	June 30, 2021	December 31, 2020
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
During the six months ended June 30, 2021, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $16 million to holders of record of our Series C Preferred Stock. During the six months ended June 30, 2020, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, and $16 million to holders of record of our Series B Preferred Stock.
On June 17, 2021, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on September 30, 2021 to holders of record at September 15, 2021. Accordingly, $59 million has been set aside for the payment of these dividends.
The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized loss on hedges
Beginning balance	$(108)	$(166)	$(157)	$(49)
Change in value of hedges, net of tax	(7)	(34)	42	(151)
Ending balance	(115)	(200)	(115)	(200)
Defined benefit plans
Beginning balance	1	1	1	1
Unrealized gain on subsidiary pension, net of tax	—	—	—	—
Ending balance	1	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,225)	(1,497)	(1,153)	(1,071)
Translation gain (loss), net of tax	133	33	61	(393)
Ending balance	(1,092)	(1,464)	(1,092)	(1,464)
Total accumulated other comprehensive loss	$(1,206)	$(1,663)	$(1,206)	$(1,663)

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
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in our financial statements as if we filed our own tax returns in each jurisdiction. Refer to Note 2 for further information on related party taxes payable.
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	North America	International	Total	North America	International	Total
Total revenue	$3,188	$238	$3,426	$3,197	$226	$3,423
Operating expenses	302	76	378	273	72	345
Leased vehicle expenses	813	12	825	1,768	11	1,779
Provision for loan losses	36	23	59	244	83	327
Interest expense	575	58	633	710	78	788
Equity income	—	50	50	—	42	42
Income before income taxes	$1,462	$119	$1,581	$202	$24	$226

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	North America	International	Total	North America	International	Total
Total revenue	$6,359	$474	$6,833	$6,474	$510	$6,984
Operating expenses	641	148	789	567	136	703
Leased vehicle expenses	2,044	25	2,069	3,452	24	3,476
Provision for loan losses	(8)	41	33	635	158	793
Interest expense	1,167	116	1,283	1,448	175	1,623
Equity income	—	104	104	—	67	67
Income before income taxes	$2,515	$248	$2,763	$372	$84	$456

	June 30, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Finance receivables, net	$55,514	$4,698	$60,212	$53,332	$5,058	$58,390
Leased vehicles, net	$40,421	$175	$40,596	$39,656	$163	$39,819
Total assets	$108,127	$7,795	$115,922	$105,507	$8,318	$113,825
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $5.6 billion and $6.2 billion at June 30, 2021 and December 31, 2020.

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
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses in the periods presented. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.
Results of Operations
This section discusses our results of operations for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.
Income before income taxes for the six months ended June 30, 2021 increased to $2.8 billion from $456 million for the six months ended June 30, 2020. There were offsetting changes to key drivers of income before income taxes, as follows:
•Leased vehicle income decreased $224 million primarily due to a decline in the average balance of the leased vehicles portfolio.
•Leased vehicle expenses decreased $1.4 billion primarily due to a $910 million increase in leased vehicle termination gains, as well as a $500 million decrease in depreciation on leased vehicles.
•Provision for loan losses decreased $760 million primarily due to a reduction in the reserve levels established during the six months ended June 30, 2020, following the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.
•Interest expense decreased $340 million primarily due to decreased credit spreads on our debt.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity increased to 31.9% for the four quarters ended June 30, 2021 from 10.8% for the four quarters ended June 30, 2020 primarily due to increased earnings.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 35.5% for the four quarters ended June 30, 2021 from 12.1% for the four quarters ended June 30, 2020 primarily due to increased earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	June 30, 2021	June 30, 2020
Net income attributable to common shareholder	$3,615	$1,143

Average equity	$13,197	$12,078
Less: average preferred equity	(1,855)	(1,477)
Average common equity	11,342	10,601
Less: average goodwill	(1,170)	(1,179)
Average tangible common equity	$10,172	$9,422

Return on average common equity	31.9%	10.8%
Return on average tangible common equity	35.5%	12.1%
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
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Average Earning Assets	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Average retail finance receivables	$55,108	$44,636	$10,472	23.5%
Average commercial finance receivables	6,166	10,061	(3,895)	(38.7)%
Average finance receivables	61,274	54,697	6,577	12.0%
Average leased vehicles, net	40,545	40,346	199	0.5%
Average earning assets	$101,819	$95,043	$6,776	7.1%

Retail finance receivables purchased	$9,131	$8,693	$438	5.0%
Leased vehicles purchased	$5,873	$3,165	$2,708	85.6%
Our penetration of GM's retail sales in the U.S. was 43.1% and 53.0% for the three months ended June 30, 2021 and 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average retail finance receivables increased primarily due to continued strong demand for new vehicles, which is also reflected in the increase in retail finance receivables purchased in the three months ended June 30, 2021 as compared to the same period in 2020.
Average commercial finance receivables decreased primarily due to continued low dealer new vehicle inventory as a result of strong demand for new vehicles, compounded by the global semiconductor supply shortage impacting automotive production. The semiconductor supply shortage is expected to have a temporary impact on our business.
Leased vehicles purchased increased during the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to changes in GM's allocation of subvention, which was more heavily focused on loan financing during the three months ended June 30, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Finance charge income
Retail finance receivables	$978	$875	$103	11.8%
Commercial finance receivables	$58	$91	$(33)	(36.3)%
Leased vehicle income	$2,304	$2,386	$(82)	(3.4)%
Other income	$86	$71	$15	21.1%
Equity income	$50	$42	$8	19.0%
Effective yield - retail finance receivables	7.1%	7.9%
Effective yield - commercial finance receivables	3.8%	3.6%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a decrease in the size of the portfolio.

Costs and Expenses	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Operating expenses	$378	$345	$33	9.6%
Leased vehicle expenses	$825	$1,779	$(954)	(53.6)%
Provision for loan losses	$59	$327	$(268)	(82.0)%
Interest expense	$633	$788	$(155)	(19.7)%
Average debt outstanding	$94,687	$95,898	$(1,211)	(1.3)%
Effective rate of interest on debt	2.7%	3.3%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.5% for both the three months ended June 30, 2021 and 2020.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $583 million increase in lease termination gains for the three months ended June 30, 2021 compared to the same period in 2020, as well as a $383 million decrease in depreciation on leased vehicles resulting from increased residual value estimates.
Provision for Loan Losses The provision for loan losses decreased $268 million primarily due to a reduction in the reserve levels established during the three months ended June 30, 2020, following the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.
Interest Expense Interest expense decreased primarily due to decreased credit spreads on our debt.
Taxes Our consolidated effective income tax rate was 26.2% and 28.8% of income before income taxes and equity income for the three months ended June 30, 2021 and 2020. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Income (Loss)
Unrealized Loss on Hedges Unrealized losses on hedges included in other comprehensive income (loss) were $(7) million and $(34) million for the three months ended June 30, 2021 and 2020. The change in unrealized loss was primarily due to changes in the fair value of our foreign currency swap agreements resulting from the weakening of the U.S. Dollar against hedged currencies.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $133 million and $33 million for the three months ended June 30, 2021 and 2020. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended June 30, 2021 was primarily due to appreciating values of the Brazilian Real, the Mexican Peso and the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation income for the three months ended June 30, 2020 was primarily due to appreciating value of the Canadian Dollar in relation to the U.S. Dollar.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Average Earning Assets	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Average retail finance receivables	$53,838	$43,564	$10,274	23.6%
Average commercial finance receivables	7,156	10,668	(3,512)	(32.9)%
Average finance receivables	60,994	54,232	6,762	12.5%
Average leased vehicles, net	40,320	41,028	(708)	(1.7)%
Average earning assets	$101,314	$95,260	$6,054	6.4%

Retail finance receivables purchased	$17,363	$15,190	$2,173	14.3%
Leased vehicles purchased	$11,633	$8,205	$3,428	41.8%
Our penetration of GM's retail sales in the U.S. was 43.4% and 49.0% for the six months ended June 30, 2021 and 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average retail finance receivables increased primarily due to continued strong demand for new vehicles, which is also reflected in the increase in retail finance receivables purchased in the six months ended June 30, 2021 as compared to the same period in 2020.
Average commercial finance receivables decreased primarily due to continued low dealer new vehicle inventory as a result of strong demand for new vehicles, compounded by the global semiconductor supply shortage impacting automotive production. The semiconductor supply shortage is expected to have a temporary impact on our business.
Average leased vehicles, net decreased due to lease terminations in excess of purchases for the six months ended June 30, 2021. The increase in leased vehicles purchased during the six months ended June 30, 2021 compared to the same period in 2020 is primarily due to changes in GM's allocation of subvention, which was more heavily focused on loan financing during the six months ended June 30, 2020.

Revenue	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Finance charge income
Retail finance receivables	$1,923	$1,747	$176	10.1%
Commercial finance receivables	$129	$225	$(96)	(42.7)%
Leased vehicle income	$4,625	$4,849	$(224)	(4.6)%
Other income	$156	$163	$(7)	(4.3)%
Equity income	$104	$67	$37	55.2%
Effective yield - retail finance receivables	7.2%	8.1%
Effective yield - commercial finance receivables	3.6%	4.2%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a decrease in the size of the portfolio.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decline in the average balance of the leased vehicles portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Operating expenses	$789	$703	$86	12.2%
Leased vehicle expenses	$2,069	$3,476	$(1,407)	(40.5)%
Provision for loan losses	$33	$793	$(760)	(95.8)%
Interest expense	$1,283	$1,623	$(340)	(20.9)%
Average debt outstanding	$94,301	$92,355	$1,946	2.1%
Effective rate of interest on debt	2.7%	3.5%
Operating Expenses Operating expenses as an annualized percentage of average earning assets increased to 1.6% for the six months ended June 30, 2021 from 1.5% for the six months ended June 30, 2020 due to certain one-time accruals recorded during the six months ended June 30, 2021.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $910 million increase in lease termination gains for the six months ended June 30, 2021 compared to the same period in 2020, as well as a $500 million decrease in depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio.
Provision for Loan Losses Provision for loan losses decreased $760 million primarily due to a reduction in the reserve levels established during the six months ended June 30, 2020, following the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.
Interest Expense Interest expense decreased primarily due to decreased credit spreads on our debt.
Taxes Our consolidated effective income tax rate was 26.5% and 29.8% of income before income taxes and equity income for the six months ended June 30, 2021 and 2020. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gains (losses) on hedges included in other comprehensive income (loss) were $42 million and $(151) million for the six months ended June 30, 2021 and 2020. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements resulting from the weakening of the U.S. Dollar against hedged currencies.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $61 million and $(393) million for the six months ended June 30, 2021 and 2020. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the six months ended June 30, 2021 was primarily due to appreciating values of the Brazilian Real, the Canadian Dollar and the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for the six months ended June 30, 2020 was primarily due to depreciating values of the Brazilian Real, the Mexican Peso, and the Canadian Dollar in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$36,959	65.6%	$32,800	64.0%
Near-prime - FICO Score 620 to 679	8,613	15.3	7,935	15.4
Sub-prime - FICO Score less than 620	10,785	19.1	10,553	20.6
Retail finance receivables, net of fees	56,357	100.0%	51,288	100.0%
Less: allowance for loan losses	(1,805)		(1,915)
Retail finance receivables, net	$54,552		$49,373
Number of outstanding contracts	2,910,548		2,824,757
Average amount of outstanding contracts (in dollars)(a)	$19,363		$18,157
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.2%		3.7%
_________________
(a)Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
The allowance for retail loan losses decreased as of June 30, 2021 compared to December 31, 2020, primarily due to a reduction in the reserve levels established during the six months ended June 30, 2020, following the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions. These reductions in the reserve levels were partially offset by reserves established for loan originations during the six months ended June 30, 2021.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	June 30, 2021		June 30, 2020
	Amount	Percentage	Amount	Percentage
31 - 60 days	$856	1.5%	$998	2.2%
Greater than 60 days	286	0.5	601	1.3
Total finance receivables more than 30 days delinquent	1,142	2.0	1,599	3.5
In repossession	28	0.1	21	0.0
Total finance receivables more than 30 days delinquent or in repossession	$1,170	2.1%	$1,620	3.5%

At June 30, 2021 and 2020, delinquency was positively impacted by changes in consumer spending behavior as well as various government support programs intended to mitigate the economic impact of the COVID-19 pandemic. In addition, a larger percentage of our portfolio was comprised of prime loans at June 30, 2021 as compared to June 30, 2020. Delinquency is expected to increase relative to current levels as consumer spending continues to increase, government support programs expire and economic conditions normalize. However, delinquency is expected to be below pre-pandemic levels due to continued improvement in the credit mix of the portfolio.
TDRs Payment deferrals granted to retail loan customers with accounts in good standing, but impacted by the COVID-19 pandemic, are not considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 3 to our condensed consolidated financial statements for further information on TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Charge-offs	$204	$256	$457	$596
Less: recoveries	(144)	(89)	(293)	(245)
Net charge-offs	$60	$167	$164	$351
Net charge-offs as an annualized percentage of average retail finance receivables	0.4%	1.5%	0.6%	1.6%
Charge-offs for the three and six months ended June 30, 2021 and 2020, continued at record low levels due to changes in consumer spending behavior, government support programs intended to mitigate the economic impact of the COVID-19 pandemic, and improved recovery rates on repossessed vehicles. Charge-offs are expected to increase relative to current levels as consumer spending continues to increase, government support programs expire and economic conditions normalize. However, charge-offs are expected to be below pre-pandemic levels due to continued improvement in the credit mix of the portfolio.

Commercial Finance Receivables	June 30, 2021	December 31, 2020
Commercial finance receivables, net of fees	$5,705	$9,080
Less: allowance for loan losses	(45)	(63)
Commercial finance receivables, net	$5,660	$9,017
Number of dealers	2,093	2,028
Average carrying amount per dealer	$3	$4
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.8%	0.7%
At June 30, 2021 and December 31, 2020, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2021 and 2020, and substantially all of our commercial finance receivables were current with respect to payment status at June 30, 2021 and December 31, 2020.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases purchased	134	78	269	203
Operating leases terminated	157	134	299	280
Operating leased vehicles returned(a)	16	104	90	215
Percentage of leased vehicles returned(b)	10%	78%	30%	77%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate can fluctuate based upon the level of used vehicle pricing compared to contractual residual values at lease inception and/or growth and age of the leased vehicles portfolio. Due to high used vehicle prices for the three and six months ended June 30, 2021 compared to the same periods in 2020, prices on leased vehicles at termination generally exceeded their contractual residual values, which resulted in increased lessee or grounding dealer purchases of the leased vehicles upon lease termination. The high used vehicle prices were driven by continued low new vehicle inventory compounded by the global semiconductor supply shortage impacting automotive production, and strong demand for new and used vehicles driven by economic recovery and government stimulus. For the full year 2021, we expect used vehicle prices to be higher than 2020 levels, primarily due to sustained low new vehicle inventory and an economic recovery driving continued strong demand for new and used vehicles.
The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $742 million and $1.2 billion for the three and six months ended June 30, 2021, compared to $159 million and $248 million for the same periods in 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	June 30, 2021			December 31, 2020
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,835	960	66.6%	$16,334	964	65.5%
Trucks	7,918	275	19.1	7,455	275	18.7
SUVs	3,386	88	6.1	3,435	92	6.3
Cars	1,737	119	8.2	1,949	140	9.5
Total	$29,876	1,442	100.0%	$29,173	1,471	100.0%
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2021	2022	2023	2024 and Thereafter
Operating lease maturities	12%	35%	32%	21%
At June 30, 2021 and 2020, 99.6% and 99.4% of our operating leases were current with respect to payment status.
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
The following table summarizes our available liquidity:

Liquidity	June 30, 2021	December 31, 2020
Cash and cash equivalents(a)	$4,378	$5,063
Borrowing capacity on unpledged eligible assets	21,113	19,020
Borrowing capacity on committed unsecured lines of credit	478	504
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$28,969	$27,587
_________________
(a)Includes $438 million and $685 million in unrestricted cash outside of the U.S. at June 30, 2021 and December 31, 2020. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

At June 30, 2021, available liquidity increased from December 31, 2020, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, partially offset by a decrease in cash and cash equivalents. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At June 30, 2021, available liquidity exceeded our liquidity targets.
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
In April 2021, GM increased the total borrowing capacity of the five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. GM also renewed and increased the total borrowing capacity of the three-year, $4.0 billion facility to $4.3 billion, which now matures on

GENERAL MOTORS FINANCIAL COMPANY, INC.
April 7, 2024, and renewed the GM Revolving 364-Day Credit Facility, which now matures on April 6, 2022. At June 30, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities.

Cash Flow	Six Months Ended June 30,		2021 vs. 2020
	2021	2020
Net cash provided by operating activities	$3,619	$4,080	$(461)
Net cash used in investing activities	$(3,409)	$(3,223)	$(186)
Net cash provided by financing activities	$194	$3,044	$(2,850)
During the six months ended June 30, 2021, net cash provided by operating activities decreased primarily due to a decrease in derivative collateral posting activities of $545 million and a decrease in leased vehicle income of $224 million, partially offset by a decrease in interest paid of $289 million.
During the six months ended June 30, 2021, net cash used in investing activities increased primarily due to an increase in purchases of leased vehicles of $6.3 billion, an increase in purchases of retail finance receivables of $2.4 billion and a decrease in net collections of commercial finance receivables of $569 million, partially offset by an increase in proceeds from termination of leased vehicles of $5.3 billion, an increase in collections and recoveries on retail finance receivables of $2.9 billion, and a decrease of $938 million in net loans receivable from GM.
During the six months ended June 30, 2021, net cash provided by financing activities decreased primarily due to a decrease in borrowings of $5.1 billion and an increase in dividend payments of $416 million, partially offset by a decrease in debt repayments of $2.7 billion . We increased our borrowings during the six months ended June 30, 2020 due to the onset of the COVID-19 pandemic.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At June 30, 2021, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,654	$1,268
Revolving commercial asset-secured facilities(b)	4,084	—
Total secured	26,738	1,268
Unsecured committed facilities	496	18
Unsecured uncommitted facilities(c)	1,280	1,280
Total unsecured	1,776	1,298
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,514	$2,566
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $27 million in advances outstanding and $756 million in unused borrowing capacity on these facilities at June 30, 2021.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.7 billion in unused borrowing capacity on these facilities at June 30, 2021.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At June 30, 2021
2016	February 2024			$500	$26
2017	January 2023	-	May 2025	$7,718	980
2018	July 2023	-	September 2026	$11,678	3,084
2019	April 2022	-	July 2027	$13,956	5,098
2020	December 2021	-	August 2028	$24,454	16,668
2021	September 2022	-	December 2028	$13,381	11,945
Total active securitizations					37,801
Debt issuance costs					(70)
Total					$37,731
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At June 30, 2021, the aggregate principal amount of our outstanding unsecured senior notes was $47.6 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At June 30, 2021, we had $5.5 billion of this type of unsecured debt outstanding, of which $2.0 billion was issued under the U.S. commercial paper program.
LIBOR Transition In March 2021, the U.K. Financial Conduct Authority announced that LIBOR will cease to be published by its administrator based on continued bank submissions, or on any other basis, after 2021, with the exception of U.S. dollar LIBOR ceasing at the end of June 2023. Regulators, industry groups and certain committees such as the Alternative Reference Rates Committee (ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR), and proposed implementations of the recommended alternatives in floating rate financial instruments. For more information on the expected replacement of LIBOR, see the "Risk Factors" section of our 2020 Form 10-K.
Support Agreement At June 30, 2021 and December 31, 2020, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 7.66x and 8.00x, and the applicable leverage ratio threshold was 12.00x and 11.50x. The applicable leverage ratio increased to the maximum applicable ratio of 12.00x during the quarter as net earning assets increased above $100 billion for the first time. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $2.1 billion in net income; partially offset by $1.2 billion of dividends on our common stock paid to GM. Current dividend levels are reflective of our record earnings supported by strong residual values, favorable credit performance and improved economic conditions. Future dividends to GM will depend on several factors, including business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at June 30, 2021:

	2021	2022	2023	2024 and Thereafter
Encumbered assets	$13,235	$31,824	$43,509	$49,073
Unencumbered assets	19,337	35,328	49,335	66,849
Total assets	32,572	67,152	92,844	115,922

Secured debt	10,537	25,337	34,640	39,070
Unsecured debt	8,050	17,084	26,976	54,361
Total debt(a)	18,587	42,421	61,616	93,431
Net excess liquidity	$13,985	$24,731	$31,228	$22,491
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2021, as required by Rules 13a-15(b) or 15d-15(b) promulgated under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to the "Risk Factors" section of our 2020 Form 10-K.
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

4.1
Forty-Second Supplemental Indenture, dated April 9, 2021, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2024, 1.050% Senior Notes due 2024 and 2.400% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 9, 2021.
Incorporated by Reference

4.2
Forty-Third Supplemental Indenture, dated June 10, 2021, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 1.500% Senior Notes due 2026 and 2.700% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 10, 2021.
Incorporated by Reference

10.1
Fourth Amended and Restated 3-Year Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 7, 2021.
Incorporated by Reference

10.2
Third Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on April 7, 2021.
Incorporated by Reference

10.3
Amendment No. 1 to Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on April 7, 2021.
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as iXBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	August 4, 2021	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer