Form 10-Q
period 2021-09-30
General Motors Financial Company, Inc.
filed 2021-10-27
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 26, 2021, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts) (unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$4,865	$5,063
Finance receivables, net (Note 3; Note 7 VIEs)	59,922	58,390
Leased vehicles, net (Note 4; Note 7 VIEs)	39,657	39,819
Goodwill	1,170	1,173
Equity in net assets of non-consolidated affiliates (Note 5)	1,649	1,581
Related party receivables (Note 2)	331	643
Other assets (Note 7 VIEs)	6,612	7,156
Total assets	$114,206	$113,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$38,041	$39,982
Unsecured debt (Note 6)	54,064	52,443
Deferred income	2,754	3,048
Related party payables (Note 2)	470	269
Other liabilities	4,277	4,485
Total liabilities	99,606	100,227
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,678	8,642
Accumulated other comprehensive loss	(1,303)	(1,309)
Retained earnings	7,225	6,265
Total shareholders' equity	14,600	13,598
Total liabilities and shareholders' equity	$114,206	$113,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Finance charge income	$1,035	$999	$3,087	$2,971
Leased vehicle income	2,246	2,354	6,871	7,203
Other income	73	68	229	231
Total revenue	3,354	3,421	10,187	10,405
Costs and expenses
Operating expenses	381	394	1,170	1,097
Leased vehicle expenses	1,088	1,126	3,157	4,602
Provision for loan losses (Note 3)	141	31	174	824
Interest expense	704	709	1,987	2,332
Total costs and expenses	2,314	2,260	6,488	8,855
Equity income (Note 5)	53	46	157	113
Income before income taxes	1,093	1,207	3,856	1,663
Income tax provision (Note 11)	271	314	976	430
Net income	822	893	2,880	1,233
Less: cumulative dividends on preferred stock	30	24	89	69
Net income attributable to common shareholder	$792	$869	$2,791	$1,164

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$822	$893	$2,880	$1,233
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $(3), $(5), $(18), $45	8	17	50	(134)
Foreign currency translation adjustment	(105)	82	(44)	(311)
Other comprehensive income (loss), net of tax	(97)	99	6	(445)
Comprehensive income	$725	$992	$2,886	$788
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions) (unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2020	$—	$—	$8,101	$(1,119)	$5,744	$12,726
Adoption of accounting standard	—	—	—	—	(643)	(643)
Net income	—	—	—	—	167	167
Other comprehensive loss	—	—	—	(543)	—	(543)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 10)	—	—	—	—	(400)	(400)
Balance at March 31, 2020	—	—	8,110	(1,662)	4,868	11,316
Net income	—	—	—	—	173	173
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(400)	(400)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(45)	(45)
Balance at June 30, 2020	—	—	8,120	(1,663)	4,596	11,053
Net income	—	—	—	—	893	893
Other comprehensive income	—	—	—	99	—	99
Stock based compensation	—	—	10	—	—	10
Issuance of preferred stock	—	—	492	—	—	492
Balance at September 30, 2020	$—	$—	$8,622	$(1,564)	$5,489	$12,547

Balance at January 1, 2021	$—	$—	$8,642	$(1,309)	$6,265	$13,598
Net income	—	—	—	—	878	878
Other comprehensive loss	—	—	—	(23)	—	(23)
Stock based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(661)	(661)
Balance at March 31, 2021	—	—	8,650	(1,332)	6,482	13,800
Net income	—	—	—	—	1,180	1,180
Other comprehensive income	—	—	—	126	—	126
Stock based compensation	—	—	18	—	—	18
Dividends paid (Note 10)	—	—	—	—	(600)	(600)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2021	—	—	8,668	(1,206)	7,003	14,465
Net income	—	—	—	—	822	822
Other comprehensive loss	—	—	—	(97)	—	(97)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(600)	(600)
Balance at September 30, 2021	$—	$—	$8,678	$(1,303)	$7,225	$14,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$2,880	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,934	5,702
Accretion and amortization of loan and leasing fees	(1,144)	(1,501)
Undistributed earnings of non-consolidated affiliates, net	(157)	(113)
Provision for loan losses	174	824
Deferred income taxes	137	227
Stock-based compensation expense	37	28
Gain on termination of leased vehicles	(1,616)	(933)
Loss on extinguishment of debt	105	—
Other operating activities	120	(18)
Changes in assets and liabilities:
Other assets	207	(65)
Other liabilities	(256)	464
Related party payables	208	152
Net cash provided by operating activities	5,629	6,000
Cash flows from investing activities
Purchases of retail finance receivables, net	(25,471)	(22,419)
Principal collections and recoveries on retail finance receivables	18,788	14,506
Net collections of commercial finance receivables	4,658	3,426
Purchases of leased vehicles, net	(16,698)	(10,468)
Proceeds from termination of leased vehicles	15,513	9,937
Other investing activities	(33)	(23)
Net cash used in investing activities	(3,243)	(5,041)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	3,205	579
Borrowings and issuances of secured debt	21,745	32,459
Payments on secured debt	(23,635)	(36,432)
Borrowings and issuances of unsecured debt	12,731	11,226
Payments on unsecured debt	(11,956)	(7,669)
Extinguishment of debt	(1,605)	—
Debt issuance costs	(133)	(135)
Proceeds from issuance of preferred stock	—	492
Dividends paid	(1,920)	(890)
Net cash used in financing activities	(1,568)	(370)
Net increase in cash, cash equivalents and restricted cash	818	589
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(43)	(140)
Cash, cash equivalents and restricted cash at beginning of period	8,126	7,102
Cash, cash equivalents and restricted cash at end of period	$8,901	$7,551

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2021
Cash and cash equivalents	$4,865
Restricted cash included in other assets	4,036
Total	$8,901
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
The condensed consolidated financial statements at September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2020 was derived from audited annual financial statements.
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
Note 2. Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new vehicles manufactured by GM and certain used vehicles and make commercial loans directly to GM-franchised dealers and their affiliates. We also offer commercial loans to dealers that are consolidated by GM and those balances are included in finance receivables, net.
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During the nine months ended September 30, 2021, we made payments of $522 million to GM for state and federal income taxes related to the years 2021 and 2020. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. In addition, amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	September 30, 2021	December 31, 2020
Commercial finance receivables, net due from dealers consolidated by GM(a)	$184	$398
Subvention receivable(b)	$305	$642
Commercial loan funding payable(c)	$17	$23
Taxes payable(c)	$451	$244

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2021	2020	2021	2020
Interest subvention earned on retail finance receivables(d)	$205	$172	$588	$464
Interest subvention earned on commercial finance receivables(d)	$6	$6	$22	$32
Leased vehicle subvention earned(e)	$670	$749	$2,095	$2,319
_________________
(a)Included in finance receivables, net.
(b)Included in related party receivables. We received subvention payments from GM of $828 million and $943 million for the three months ended September 30, 2021 and 2020 and $2.9 billion and $3.0 billion for the nine months ended September 30, 2021 and 2020.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility), and GM agrees to use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to the GM $2.0 billion 364-day revolving credit facility (GM Revolving 364-Day Credit Facility). At September 30, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities.
Cruise is the GM segment responsible for the development and commercialization of autonomous vehicle technology. In July 2019, we entered into a multi-year credit agreement with Cruise whereby we may provide advances to Cruise to fund the purchase of autonomous vehicles from GM. The agreement was amended in May 2021 to provide an aggregate funding of up to $5.2 billion over time, through 2024. At September 30, 2021, Cruise had no borrowings outstanding under the credit agreement.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	September 30, 2021	December 31, 2020
Retail finance receivables
Retail finance receivables, net of fees(a)	$57,424	$51,288
Less: allowance for loan losses	(1,863)	(1,915)
Total retail finance receivables, net	55,561	49,373
Commercial finance receivables
Commercial finance receivables, net of fees(b)	4,401	9,080
Less: allowance for loan losses	(40)	(63)
Total commercial finance receivables, net	4,361	9,017
Total finance receivables, net	$59,922	$58,390
Fair value utilizing Level 2 inputs	$4,361	$9,017
Fair value utilizing Level 3 inputs	$57,330	$51,645
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b) Net of dealer cash management balances of $909 million and $1.4 billion at September 30, 2021 and December 31, 2020.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for retail loan losses beginning balance	$1,805	$2,044	$1,915	$866
Impact of adopting ASU 2016-13	—	—	—	801
Provision for loan losses	146	31	200	819
Charge-offs	(207)	(280)	(664)	(876)
Recoveries	133	133	426	378
Foreign currency translation	(14)	8	(14)	(52)
Allowance for retail loan losses ending balance	$1,863	$1,936	$1,863	$1,936
The allowance for retail loan losses decreased by $73 million as of September 30, 2021 compared to September 30, 2020, primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic. This reduction was a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions. These decreases in the reserve levels were partially offset by reserves established for loans originated during the nine months ended September 30, 2021.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at September 30, 2021 and December 31, 2020:

	Year of Origination						September 30, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime - FICO Score 680 and greater	$15,723	$13,839	$4,697	$2,747	$996	$219	$38,221	66.5%
Near-prime - FICO Score 620 to 679	3,321	2,697	1,417	766	342	121	8,664	15.1
Sub-prime - FICO Score less than 620	3,446	2,842	2,024	1,132	694	401	10,539	18.4
Retail finance receivables, net of fees	$22,490	$19,378	$8,138	$4,645	$2,032	$741	$57,424	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime - FICO Score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime - FICO Score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4
Sub-prime - FICO Score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at September 30, 2021 and December 31, 2020, as well as summary totals for September 30, 2020:

	Year of Origination						September 30, 2021		September 30, 2020
	2021	2020	2019	2018	2017	Prior	Total	Percent	Total	Percent
0 - 30 days	$22,252	$19,030	$7,825	$4,443	$1,894	$642	$56,086	97.7%	$47,222	97.0%

31 - 60 days	174	257	231	151	103	73	989	1.7	1,009	2.1
Greater than 60 days	57	81	74	47	32	24	315	0.5	419	0.8
Finance receivables more than 30 days delinquent	231	338	305	198	135	97	1,304	2.2	1,428	2.9
In repossession	7	10	8	4	3	2	34	0.1	45	0.1
Finance receivables more than 30 days delinquent or in repossession	238	348	313	202	138	99	1,338	2.3	1,473	3.0
Retail finance receivables, net of fees	$22,490	$19,378	$8,138	$4,645	$2,032	$741	$57,424	100.0%	$48,695	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0 - 30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%

31 - 60 days	210	325	235	170	102	61	1,103	2.1
Greater than 60 days	72	123	90	64	37	26	412	0.8
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9
In repossession	7	11	7	5	2	1	33	0.1
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $577 million and $714 million at September 30, 2021 and December 31, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Impaired Retail Finance Receivables - TDRs The outstanding amortized cost of retail finance receivables that are considered troubled debt restructurings (TDRs) was $2.0 billion, including $214 million in nonaccrual loans at September 30, 2021, and $2.2 billion, including $301 million in nonaccrual loans at December 31, 2020. Additional TDR activity is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of loans classified as TDRs during the period	12,807	13,785	33,227	43,431
Outstanding amortized cost of loans classified as TDRs during the period	$250	$254	$667	$789
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period and were within 12 months of being modified as a TDR were $3 million and $12 million for the three months ended September 30, 2021 and 2020 and $17 million and $27 million for the nine months ended September 30, 2021 and 2020.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at September 30, 2021 and December 31, 2020:

	Year of Origination(a)							September 30, 2021
Dealer Risk Rating	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$3,042	$303	$458	$145	$41	$64	$13	$4,066	92.4%
II	170	5	16	17	—	10	5	223	5.1
III	55	8	15	2	26	2	4	112	2.5
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$3,267	$316	$489	$164	$67	$76	$22	$4,401	100.0%
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
At September 30, 2021 and December 31, 2020, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2021 and 2020. There were no commercial finance receivables on nonaccrual status at September 30, 2021, and none were classified as TDRs at September 30, 2021 and December 31, 2020.
Note 4. Leased Vehicles

	September 30, 2021	December 31, 2020
Leased vehicles	$57,283	$58,915
Manufacturer subvention	(8,020)	(8,915)
Net capitalized cost	49,263	50,000
Less: accumulated depreciation	(9,606)	(10,181)
Leased vehicles, net	$39,657	$39,819
Depreciation expense related to leased vehicles, net was $1.6 billion and $1.8 billion in the three months ended September 30, 2021 and 2020 and $4.8 billion and $5.5 billion in the nine months ended September 30, 2021 and 2020.
The following table summarizes minimum rental payments due to us as lessor under operating leases at September 30, 2021:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease payments under operating leases	$1,660	$5,369	$3,129	$870	$60	$—	$11,088
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
There have been no ownership changes in our joint ventures since December 31, 2020. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2021	2020	2021	2020
Finance charge income	$406	$355	$1,254	$1,049
Income before income taxes	$205	$174	$599	$428
Net income	$154	$131	$450	$321
At September 30, 2021 and December 31, 2020, we had undistributed earnings of $696 million and $647 million related to our non-consolidated affiliates. During the three months ended September 30, 2021, SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) declared a $309 million cash dividend of which our share was $108 million. The dividend payment, net of tax, is expected to be received in the fourth quarter of 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$942	$941	$3,733	$3,735
Securitization notes payable	37,099	37,318	36,249	36,645
Total secured debt	38,041	38,259	39,982	40,380
Unsecured debt
Senior notes	46,314	47,966	46,798	48,922
Credit facilities	1,201	1,190	1,535	1,531
Other unsecured debt	6,549	6,549	4,110	4,115
Total unsecured debt	54,064	55,705	52,443	54,568
Total secured and unsecured debt	$92,105	$93,964	$92,425	$94,948
Fair value utilizing Level 2 inputs		$92,351		$92,922
Fair value utilizing Level 3 inputs		$1,613		$2,026
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the nine months ended September 30, 2021, we renewed credit facilities with a total borrowing capacity of $21.9 billion, and we issued $19.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.73% and maturity dates ranging from 2022 to 2034.
Unsecured Debt During the nine months ended September 30, 2021, we issued $9.9 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.57% and maturity dates ranging from 2024 to 2031.
In September 2021, we redeemed $1.5 billion in aggregate principal amount of 5.20% senior notes due in 2023. The redemption resulted in a $105 million loss on the early extinguishment of debt. The loss is included in interest expense.
In October 2021, we issued $2.3 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.63% and maturity dates ranging from 2024 to 2028.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2021, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2021	December 31, 2020
Restricted cash(a)	$3,539	$2,639
Finance receivables, net of fees	$27,334	$32,575
Lease related assets	$17,317	$16,322
Secured debt	$37,845	$39,424
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
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At September 30, 2021 and December 31, 2020, $404 million and $863 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $266 million and $622 million in secured debt outstanding.

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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	September 30, 2021			December 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$19,308	$347	$90	$10,064	$463	$13
Foreign currency swaps	695	—	46	1,958	128	9
Cash flow hedges
Interest rate swaps	711	8	10	921	—	27
Foreign currency swaps	7,515	115	178	5,626	278	47
Derivatives not designated as hedges
Interest rate contracts	106,109	624	342	110,997	954	576
Total	$134,338	$1,094	$666	$129,566	$1,823	$672
 The gross amounts of the fair value of our derivative instruments that are classified as assets or liabilities are included in other assets or other liabilities, respectively. Amounts accrued for interest payments in a net receivable position are included in other assets. Amounts accrued for interest payments in a net payable position are included in other liabilities. All our derivatives are categorized within Level 2 of the fair value hierarchy. The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At September 30, 2021 and December 31, 2020, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $465 million and $501 million. At September 30, 2021 and December 31, 2020, we held $460 million and $728 million of collateral from counterparties that is available for netting against our asset positions. At September 30, 2021 and December 31, 2020, we posted $93 million and $139 million of collateral to counterparties that is available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Unsecured debt	$24,533	$23,315	$(296)	$(739)
 _________________
(a)Includes $245 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at September 30, 2021 and December 31, 2020.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$69	$—	$14	$—	$314	$—	$(555)	$—
Interest rate swaps	(56)	—	(86)	—	(273)	—	289	—
Hedged items - foreign currency swaps(c)	—	16	—	(79)	—	48	—	(80)
Foreign currency swaps	(2)	(16)	(5)	80	(11)	(44)	(26)	84
Cash flow hedges
Interest rate swaps	(2)	—	(5)	—	(12)	—	(8)	—
Hedged items - foreign currency swaps(c)	—	166	—	(216)	—	318	—	(223)
Foreign currency swaps	(33)	(166)	(25)	216	(93)	(318)	(82)	223
Derivatives not designated as hedges
Interest rate contracts	31	—	83	—	70	—	244	—
Total income (losses) recognized	$7	$—	$(24)	$1	$(5)	$4	$(138)	$4
_________________
(a)Total interest expense was $704 million and $709 million for the three months ended September 30, 2021 and 2020 and $2.0 billion and $2.3 billion for the nine months ended September 30, 2021 and 2020.
(b)Total operating expenses were $381 million and $394 million for the three months ended September 30, 2021 and 2020 and $1.2 billion and $1.1 billion for the nine months ended September 30, 2021 and 2020.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value hedges
Foreign currency swaps	$(1)	$(4)	$(5)	$(16)
Cash flow hedges
Interest rate swaps	4	—	10	(15)
Foreign currency swaps	(147)	158	(278)	(22)
Total	$(144)	$154	$(273)	$(53)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value hedges
Foreign currency swaps	$1	$4	$5	$17
Cash flow hedges
Interest rate swaps	2	3	9	5
Foreign currency swaps	149	(144)	309	(103)
Total	$152	$(137)	$323	$(81)
All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense. During the next 12 months, we estimate $53 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2021, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $240 million, and we have accrued $79 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $52 million at September 30, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Shareholders' Equity

	September 30, 2021	December 31, 2020
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the nine months ended September 30, 2021 and 2020, our Board of Directors declared and paid dividends of $1.8 billion and $800 million on our common stock to General Motors Holdings LLC.

	September 30, 2021	December 31, 2020
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
During the nine months ended September 30, 2021, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $30 million to holders of record of our Series C Preferred Stock. During the nine months ended September 30, 2020, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $32 million to holders of record of our Series B Preferred Stock.
In September 2020, we issued 500,000 shares, par value $0.01 per share, of Series C Preferred Stock, at a liquidation preference of $1,000 per share, for net proceeds of approximately $492 million.
The following table summarizes the significant components of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized loss on hedges
Beginning balance	$(115)	$(200)	$(157)	$(49)
Change in value of hedges, net of tax	8	17	50	(134)
Ending balance	(107)	(183)	(107)	(183)
Defined benefit plans
Beginning balance	1	1	1	1
Unrealized gain on subsidiary pension, net of tax	—	—	—	—
Ending balance	1	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,092)	(1,464)	(1,153)	(1,071)
Translation gain (loss), net of tax	(105)	82	(44)	(311)
Ending balance	(1,197)	(1,382)	(1,197)	(1,382)
Total accumulated other comprehensive loss	$(1,303)	$(1,564)	$(1,303)	$(1,564)
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
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	North America	International	Total	North America	International	Total
Total revenue	$3,128	$226	$3,354	$3,196	$225	$3,421
Operating expenses	299	82	381	312	82	394
Leased vehicle expenses	1,076	12	1,088	1,114	12	1,126
Provision for loan losses	126	15	141	(26)	57	31
Interest expense	645	59	704	643	66	709
Equity income	—	53	53	—	46	46
Income before income taxes	$982	$111	$1,093	$1,153	$54	$1,207

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	North America	International	Total	North America	International	Total
Total revenue	$9,487	$700	$10,187	$9,670	$735	$10,405
Operating expenses	940	230	1,170	879	218	1,097
Leased vehicle expenses	3,120	37	3,157	4,566	36	4,602
Provision for loan losses	118	56	174	609	215	824
Interest expense	1,812	175	1,987	2,091	241	2,332
Equity income	—	157	157	—	113	113
Income before income taxes	$3,497	$359	$3,856	$1,525	$138	$1,663

	September 30, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Finance receivables, net	$55,751	$4,171	$59,922	$53,332	$5,058	$58,390
Leased vehicles, net	$39,478	$179	$39,657	$39,656	$163	$39,819
Total assets	$106,937	$7,269	$114,206	$105,507	$8,318	$113,825
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $5.1 billion and $6.2 billion at September 30, 2021 and December 31, 2020.

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
Results of Operations
This section discusses our results of operations for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020.
Income before income taxes for the nine months ended September 30, 2021 increased to $3.9 billion from $1.7 billion for the nine months ended September 30, 2020. Key drivers of the increase in income before income taxes include:
•Finance charge income on retail finance receivables increased $241 million due to growth in the size of the portfolio, partially offset by a decrease in the effective yield.
•Leased vehicle income decreased $332 million primarily due to a decline in the average balance of the leased vehicles portfolio.
•Leased vehicle expenses decreased $1.4 billion primarily due to a $757 million decrease in depreciation on leased vehicles, as well as a $683 million increase in leased vehicle termination gains.
•Provision for loan losses decreased $650 million primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions; partially offset by reserves established for retail loans originated during the nine months ended September 30, 2021.
•Interest expense decreased $345 million primarily due to decreased credit spreads on our debt, partially offset by an increase in the average debt outstanding. Interest expense includes a $105 million loss on extinguishment of debt. Refer to Note 6 to our condensed consolidated financial statements for further information on the extinguishment of debt.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity increased to 29.5% for the four quarters ended September 30, 2021 from 14.6% for the four quarters ended September 30, 2020 primarily due to increased earnings.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 32.7% for the four quarters ended September 30, 2021 from 16.4% for the four quarters ended September 30, 2020 primarily due to increased earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2021	September 30, 2020
Net income attributable to common shareholder	$3,538	$1,519

Average equity	$13,974	$11,951
Less: average preferred equity	(1,969)	(1,515)
Average common equity	12,005	10,436
Less: average goodwill	(1,171)	(1,175)
Average tangible common equity	$10,834	$9,261

Return on average common equity	29.5%	14.6%
Return on average tangible common equity	32.7%	16.4%
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
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Average Earning Assets	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Average retail finance receivables	$57,216	$47,818	$9,398	19.7%
Average commercial finance receivables	4,994	8,046	(3,052)	(37.9)%
Average finance receivables	62,210	55,864	6,346	11.4%
Average leased vehicles, net	40,255	39,504	751	1.9%
Average earning assets	$102,465	$95,368	$7,097	7.4%

Retail finance receivables purchased	$7,800	$7,301	$499	6.8%
Leased vehicles purchased	$3,849	$5,532	$(1,683)	(30.4)%
Average retail finance receivables increased primarily due to a higher volume of new loan originations in excess of principal collections and payoffs, primarily due to higher penetration of GM's retail sales. Our penetration of GM's retail sales in the U.S. was 44.3% and 42.6% for the three months ended September 30, 2021 and 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to continued low dealer new vehicle inventory.
Leased vehicles purchased decreased during the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to sustained low new vehicle inventory with reduced new vehicle incentive levels.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Finance charge income
Retail finance receivables	$990	$925	$65	7.0%
Commercial finance receivables	$45	$74	$(29)	(39.2)%
Leased vehicle income	$2,246	$2,354	$(108)	(4.6)%
Other income	$73	$68	$5	7.4%
Equity income	$53	$46	$7	15.2%
Effective yield - retail finance receivables	6.9%	7.7%
Effective yield - commercial finance receivables	3.6%	3.7%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a decrease in the size of the portfolio as a result of continued low dealer new vehicle inventory.

Costs and Expenses	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Operating expenses	$381	$394	$(13)	(3.3)%
Leased vehicle expenses	$1,088	$1,126	$(38)	(3.4)%
Provision for loan losses	$141	$31	$110	354.8%
Interest expense	$704	$709	$(5)	(0.7)%
Average debt outstanding	$94,675	$90,158	$4,517	5.0%
Effective rate of interest on debt	3.0%	3.1%
Operating Expenses Operating expenses as an annualized percentage of average earning assets decreased to 1.5% for the three months ended September 30, 2021 from 1.6% for the three months ended September 30, 2020.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $257 million decrease in depreciation on leased vehicles resulting from increased residual value estimates, partially offset by a $227 million decrease in lease termination gains for the three months ended September 30, 2021 compared to the same period in 2020.
Provision for Loan Losses The provision for loan losses increased $110 million primarily due to increased loan originations volume in the U.S. and a smaller improvement to the recovery rate outlook during the three months ended September 30, 2021 compared to the same period in 2020.
Interest Expense Interest expense decreased primarily due to decreased credit spreads on our debt, partially offset by an increase in the average debt outstanding. Interest expense includes a $105 million loss on extinguishment of debt. Refer to Note 6 to our condensed consolidated financial statements for further information on the extinguishment of debt.
Taxes Our consolidated effective income tax rate was 26.1% and 27.0% of income before income taxes and equity income for the three months ended September 30, 2021 and 2020. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Income (Loss)
Unrealized Gain on Hedges Unrealized gains on hedges included in other comprehensive income (loss) were $8 million and $17 million for the three months ended September 30, 2021 and 2020. The change in unrealized gain was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(105) million and $82 million for the three months ended September 30, 2021 and 2020. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of

GENERAL MOTORS FINANCIAL COMPANY, INC.
the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the three months ended September 30, 2021 was primarily due to depreciating values of the Brazilian Real, the Canadian Dollar and the Mexican Peso in relation to the U.S. Dollar. The foreign currency translation gain for the three months ended September 30, 2020 was primarily due to appreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Average Earning Assets	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Average retail finance receivables	$54,962	$45,016	$9,946	22.1%
Average commercial finance receivables	6,436	9,897	(3,461)	(35.0)%
Average finance receivables	61,398	54,913	6,485	11.8%
Average leased vehicles, net	40,266	40,562	(296)	(0.7)%
Average earning assets	$101,664	$95,475	$6,189	6.5%

Retail finance receivables purchased	$25,163	$22,491	$2,672	11.9%
Leased vehicles purchased	$15,482	$13,737	$1,745	12.7%
Average retail finance receivables increased primarily due to a higher volume of new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 43.7% and 46.4% for the nine months ended September 30, 2021 and 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. During the nine months ended September 30, 2020, our penetration was positively impacted by GM's incentive program on 84-month, zero-percent loans.
Average commercial finance receivables decreased primarily due to continued low dealer new vehicle inventory.
Average leased vehicles, net decreased due to lease terminations in excess of purchases for the nine months ended September 30, 2021. The increase in leased vehicles purchased during the nine months ended September 30, 2021 compared to the same period in 2020 is primarily due to the impact of the COVID-19 pandemic during the nine months ended September 30, 2020.

Revenue	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Finance charge income
Retail finance receivables	$2,913	$2,672	$241	9.0%
Commercial finance receivables	$174	$299	$(125)	(41.8)%
Leased vehicle income	$6,871	$7,203	$(332)	(4.6)%
Other income	$229	$231	$(2)	(0.9)%
Equity income	$157	$113	$44	38.9%
Effective yield - retail finance receivables	7.1%	7.9%
Effective yield - commercial finance receivables	3.6%	4.0%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a decrease in the size of the portfolio as a result of continued low dealer new vehicle inventory.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Leased Vehicle Income Leased vehicle income decreased $332 million primarily due to a decrease in the size of the leased vehicles portfolio.

Costs and Expenses	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount	Percentage
Operating expenses	$1,170	$1,097	$73	6.7%
Leased vehicle expenses	$3,157	$4,602	$(1,445)	(31.4)%
Provision for loan losses	$174	$824	$(650)	(78.9)%
Interest expense	$1,987	$2,332	$(345)	(14.8)%
Average debt outstanding	$94,419	$91,625	$2,794	3.0%
Effective rate of interest on debt	2.8%	3.4%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.5% for both the nine months ended September 30, 2021 and 2020.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $757 million decrease in depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio, as well as a $683 million increase in lease termination gains for the nine months ended September 30, 2021 compared to the same period in 2020.
Provision for Loan Losses Provision for loan losses decreased $650 million primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions; partially offset by reserves established for retail loans originated during the nine months ended September 30, 2021.
Interest Expense Interest expense decreased primarily due to decreased credit spreads on our debt, partially offset by an increase in the average debt outstanding. Interest expense includes a $105 million loss on extinguishment of debt. Refer to Note 6 to our condensed consolidated financial statements for further information on the extinguishment of debt.
Taxes Our consolidated effective income tax rate was 26.4% and 27.7% of income before income taxes and equity income for the nine months ended September 30, 2021 and 2020. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gains (losses) on hedges included in other comprehensive income (loss) were $50 million and $(134) million for the nine months ended September 30, 2021 and 2020. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(44) million and $(311) million for the nine months ended September 30, 2021 and 2020. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the nine months ended September 30, 2021 was primarily due to depreciating values of the Brazilian Real, the Chilean Peso and the Mexican Peso partially offset by the appreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for the nine months ended September 30, 2020 was primarily due to depreciating values of the Brazilian Real and the Mexican Peso in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$38,221	66.5%	$32,800	64.0%
Near-prime - FICO Score 620 to 679	8,664	15.1	7,935	15.4
Sub-prime - FICO Score less than 620	10,539	18.4	10,553	20.6
Retail finance receivables, net of fees	57,424	100.0%	51,288	100.0%
Less: allowance for loan losses	(1,863)		(1,915)
Retail finance receivables, net	$55,561		$49,373
Number of outstanding contracts	2,891,622		2,824,757
Average amount of outstanding contracts (in dollars)(a)	$19,859		$18,157
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.2%		3.7%
_________________
(a)Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by number of outstanding contracts.
The allowance for retail loan losses decreased as of September 30, 2021 compared to December 31, 2020, primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic. This reduction was a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions. These decreases in the reserve levels were partially offset by reserves established for loans originated during the nine months ended September 30, 2021.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	September 30, 2021		September 30, 2020
	Amount	Percentage	Amount	Percentage
31 - 60 days	$989	1.7%	$1,009	2.1%
Greater than 60 days	315	0.5	419	0.8
Total finance receivables more than 30 days delinquent	1,304	2.2	1,428	2.9
In repossession	34	0.1	45	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,338	2.3%	$1,473	3.0%
At September 30, 2021 and 2020, delinquency was positively impacted by changes in consumer fiscal behavior and strong economic conditions. In addition, a larger percentage of our portfolio was comprised of prime loans at September 30, 2021 as compared to September 30, 2020. We expect that delinquency will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.
TDRs Payment deferrals granted through June 30, 2021 to retail loan customers with accounts in good standing, but impacted by the COVID-19 pandemic, are not considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 3 to our condensed consolidated financial statements for further information on TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Charge-offs	$207	$280	$664	$876
Less: recoveries	(133)	(133)	(426)	(378)
Net charge-offs	$74	$147	$238	$498
Net charge-offs as an annualized percentage of average retail finance receivables	0.5%	1.2%	0.6%	1.5%
Charge-offs for the three and nine months ended September 30, 2021 and 2020, continue to be lower than historical levels primarily due to changes in consumer fiscal behavior, improved recovery rates on repossessed vehicles and strong economic conditions. We expect that charge-offs will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	September 30, 2021	December 31, 2020
Commercial finance receivables, net of fees	$4,401	$9,080
Less: allowance for loan losses	(40)	(63)
Commercial finance receivables, net	$4,361	$9,017
Number of dealers	2,170	2,028
Average carrying amount per dealer	$2	$4
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.9%	0.7%
At September 30, 2021 and December 31, 2020, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2021 and 2020, and substantially all of our commercial finance receivables were current with respect to payment status at September 30, 2021 and December 31, 2020.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating leases purchased	88	137	357	340
Operating leases terminated	127	171	426	451
Operating leased vehicles returned(a)	6	97	96	312
Percentage of leased vehicles returned(b)	5%	57%	23%	69%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate can fluctuate based upon the level of used vehicle pricing compared to contractual residual values at lease inception and/or growth and age of the leased vehicles portfolio. Due to high used vehicle prices for the three and nine months ended September 30, 2021 compared to the same periods in 2020, prices on leased vehicles at termination generally exceeded their contractual residual values, which resulted in increased lessee or grounding dealer purchases of the leased vehicles upon lease termination. The high used vehicle prices were predominantly driven by continued low new vehicle inventory. For the full year 2021, we expect used vehicle prices to remain higher than 2020 levels, primarily due to sustained low new vehicle inventory with reduced new vehicle incentive levels.
The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $458 million and $1.6 billion for the three and nine months ended September 30, 2021; and $685 million and $933 million for the three and nine months ended September 30, 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2021			December 31, 2020
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,829	941	67.1%	$16,334	964	65.5%
Trucks	7,893	272	19.4	7,455	275	18.7
SUVs	3,260	84	6.0	3,435	92	6.3
Cars	1,583	105	7.5	1,949	140	9.5
Total	$29,565	1,402	100.0%	$29,173	1,471	100.0%
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2021	2022	2023	2024 and Thereafter
Operating lease maturities	6%	34%	33%	27%
At September 30, 2021 and 2020, 99.6% and 99.4% of our operating leases were current with respect to payment status.
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
The following table summarizes our available liquidity:

Liquidity	September 30, 2021	December 31, 2020
Cash and cash equivalents(a)	$4,865	$5,063
Borrowing capacity on unpledged eligible assets	21,155	19,020
Borrowing capacity on committed unsecured lines of credit	526	504
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$29,546	$27,587
_________________
(a)Includes $355 million and $685 million in unrestricted cash outside of the U.S. at September 30, 2021 and December 31, 2020. This cash is considered to be indefinitely invested based on specific plans for reinvestment of these earnings.

At September 30, 2021, available liquidity increased from December 31, 2020, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, partially offset by a decrease in cash and cash equivalents. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2021, available liquidity exceeded our liquidity targets.
Our Support Agreement with GM provides that GM will use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to the GM Revolving 364-Day Credit Facility. At September 30, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Cash Flow	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020
Net cash provided by operating activities	$5,629	$6,000	$(371)
Net cash used in investing activities	$(3,243)	$(5,041)	$1,798
Net cash used in financing activities	$(1,568)	$(370)	$(1,198)
During the nine months ended September 30, 2021, net cash provided by operating activities decreased primarily due to a decrease in derivative collateral posting activities of $597 million and a decrease in leased vehicle income of $332 million, partially offset by a decrease in interest paid of $330 million.
During the nine months ended September 30, 2021, net cash used in investing activities decreased primarily due to an increase in proceeds from termination of leased vehicles of $5.6 billion, an increase in collections and recoveries on retail finance receivables of $4.3 billion, and an increase in net collections of commercial finance receivables of $1.2 billion, partially offset by an increase in purchases of leased vehicles of $6.2 billion and an increase in purchases of retail finance receivables of $3.1 billion.
During the nine months ended September 30, 2021, net cash used in financing activities increased primarily due to a decrease in borrowings of $6.6 billion, a decrease in preferred stock issuance of $492 million, early extinguishment of debt of $1.6 billion and an increase in dividend payments of $1.0 billion, partially offset by a decrease in debt repayments of $8.5 billion. We increased our borrowings during the nine months ended September 30, 2020 due to the onset of the COVID-19 pandemic.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At September 30, 2021, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,467	$942
Revolving commercial asset-secured facilities(b)	3,955	—
Total secured	26,422	942
Unsecured committed facilities	536	10
Unsecured uncommitted facilities(c)	1,191	1,191
Total unsecured	1,727	1,201
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,149	$2,143
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $20 million in advances outstanding and $710 million in unused borrowing capacity on these facilities at September 30, 2021.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.7 billion in unused borrowing capacity on these facilities at September 30, 2021.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At September 30, 2021
2017	April 2023	-	May 2025	$5,300	$621
2018	July 2023	-	September 2026	$11,010	1,969
2019	April 2022	-	July 2027	$12,040	4,044
2020	December 2021	-	August 2028	$24,454	14,288
2021	September 2022	-	June 2034	$19,337	16,247
Total active securitizations					37,169
Debt issuance costs					(70)
Total					$37,099
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2021, the aggregate principal amount of our outstanding unsecured senior notes was $46.2 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At September 30, 2021, we had $6.5 billion of this type of unsecured debt outstanding, of which $2.0 billion was issued under the U.S. commercial paper program.
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
Support Agreement At September 30, 2021 and December 31, 2020, our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 7.43x and 8.00x, and the applicable leverage ratio threshold was 12.00x and 11.50x. The applicable leverage ratio increased to the maximum applicable ratio of 12.00x during the second quarter as net earning assets increased to above $100 billion for the first time. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $2.9 billion in net income; partially offset by $1.8 billion of dividends on our common stock paid to GM. Current dividend levels are reflective of our record earnings supported by strong residual values, favorable credit performance and improved economic conditions. Future dividends to GM will depend on several factors, including business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at September 30, 2021:

	2021	2022	2023	2024 and Thereafter
Encumbered assets	$6,352	$26,760	$40,235	$48,190
Unencumbered assets	15,594	31,900	45,821	66,016
Total assets	21,946	58,660	86,056	114,206

Secured debt	5,024	21,164	31,821	38,112
Unsecured debt	7,653	16,615	25,056	53,917
Total debt(a)	12,677	37,779	56,877	92,029
Net excess liquidity	$9,269	$20,881	$29,179	$22,177
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2021, as required by Rules 13a-15(b) or 15d-15(b) promulgated under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to the "Risk Factors" section of our 2020 Form 10-K.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 6. Exhibits

3.1
Second Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed on February 10, 2021
Incorporated by Reference

3.2	Third Amended and Restated Bylaws of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed on February 10, 2021	Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as iXBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 27, 2021	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer