Form 10-K
period 2021-12-31
General Motors Financial Company, Inc.
filed 2022-02-02
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 1, 2022, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
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
North America Segment Our North America Segment includes operations in the U.S. and Canada. We have been operating in the automobile finance business in the U.S. since September 1992. Our retail automobile finance programs include full credit spectrum lending and leasing offered through GM-franchised dealers under the GM Financial brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the AmeriCredit brand. Our commercial lending programs are focused on GM-franchised dealers and their affiliates. We also offer and finance vehicle-related insurance and other products and services.
International Segment Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China. The retail lending and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles. Our commercial lending programs are focused on GM-franchised dealers and their affiliates. We also offer and finance vehicle-related insurance and other products and services.
Retail Finance In our retail finance business the term "loan" refers to retail installment contracts we purchase from automobile dealers or other vehicle financing products. We also purchase lease agreements for new GM vehicles.
We are primarily an indirect auto finance provider and we focus our marketing activities on automobile dealers. We pursue franchised dealerships; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles and used vehicles.
We maintain non-exclusive relationships with the dealers and the dealers retain discretion to obtain financing from us or from another source for a customer seeking to purchase a vehicle. We actively monitor and cultivate our dealer relationships to maximize the volume of applications they submit for retail financing that meet our underwriting standards and profitability objectives.
Our operating leases are closed-end leases; therefore, we assume the residual risk on the leased vehicle. The lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled maturity date. Generally, monthly extensions may be granted to the lessee for up to a total of six months, and longer in certain circumstances. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This strategy includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
New GM vehicles	$41,996	$43,206	$42,316
Other vehicles	8,893	6,603	5,200
Total	$50,889	$49,809	$47,516
Underwriting We utilize proprietary credit scoring systems to support our credit approval process. The credit scoring systems were developed through statistical analysis of prior auto credit performance using credit bureau attributes and loan and lease structure data and are tailored to each country where we conduct business. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval, contract pricing and structure.
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
Customer Experience and Servicing Our business strategy also includes increasing the loyalty and retention of GM customers through our customer servicing activities. We strive to earn customers for life with an approach that builds, personalizes and continuously improves customer experiences to ensure customer satisfaction with every interaction. Our vision is to provide remarkable service through deep insights and orchestrate a seamless experience across servicing channels. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiency balances when appropriate.
Commercial Finance We provide commercial lending products to our dealer customers that include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Other commercial products include financing for parts and accessories, dealer fleets and storage centers.
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
Sources of Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, public and private securitization transactions and the issuance of unsecured debt in the capital markets. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk. However, we may issue debt globally in order to diversify funding sources, especially to support U.S. financing needs. The mix of funding sources varies from country to country based on the characteristics of our earning assets and the relative development of the capital markets in each country. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds. We or our affiliates may seek to retire or purchase our or our affiliates' outstanding debt through cash purchases and/or exchanges for debt or other securities, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
Unsecured Credit Facilities We utilize both committed and uncommitted unsecured credit facilities as an additional source of funding. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them. GM also provides us with financial resources through a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility) and exclusive access to a $2.0 billion facility (GM Revolving 364-Day Credit Facility).
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
International Segment In certain countries in the International Segment, we operate in local markets as either banks or regulated finance companies and are subject to legal and regulatory restrictions which vary by country and may change from time to time. The regulatory restrictions, among other things, may require that the regulated entities meet certain minimum

GENERAL MOTORS FINANCIAL COMPANY, INC.
capital requirements, may restrict dividend distributions and ownership of certain assets, and may require certain disclosures to prospective purchasers and lessees and restrict certain practices related to the servicing of consumer accounts.
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
•Inclusive - We are inclusive by valuing different backgrounds, opinions and ideas.
Diversity, Equity and Inclusion At GM Financial, we are committed to fostering a culture of diversity, equity and inclusion. In every moment, we must decide what we can do - individually and collectively – to drive meaningful deliberate and long-lasting change. All areas of our business are supportive of a world-class inclusive, equitable and diverse organization. Our ability to meet the needs of a diverse and global customer base is tied closely to the behaviors of the people within our company, which is why we are committed to fostering a culture that celebrates our differences.
Develop and Retain Talented People Today, we compete for talent against other finance companies and, against businesses in other sectors, such as technology. To win and keep top talent, we must provide a workplace culture that aligns employee behaviors with our values, fulfills their long-term individual aspirations and provides experiences that make individuals feel valued, included, and engaged. In furtherance of this goal, we invest significant resources to retain and develop our talent. In addition to mentoring and networking opportunities, we offer a vast array of career development resources to help develop, grow and enable employees to make the most of their careers with us.
Safety and Well-being We empower employees to report safety concerns through various means without any fear of retaliation. The well-being of our employees is equally important to foster and stimulate creativity and innovation. In addition to traditional healthcare, paid time off, paid parental leave, wellness programs, flextime scheduling and telecommuting arrangements and retirement benefits, including a 401(k) matching program, we offer a variety of benefits and resources to support employees' physical and mental health, including on-site health clinics and a health concerns hotline, which help us both attract talent and reap the benefits of a healthier workforce.
Employees At December 31, 2021, we employed approximately 9,000 people, excluding our joint venture employees.

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
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationships with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, GM's operations that may require restructuring or rationalization actions, inflationary pressures or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and other incentive programs available through us. Under these programs, GM makes interest supplements or other support payments to us and may offer various incentives to customers who finance their vehicles with us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
Also, government safety standards require manufacturers to remedy certain product safety defects through recall campaigns and vehicle repurchases. From time to time, GM may recall, suspend the production or sale of certain GM products to address performance, customer satisfaction, compliance or safety-related issues. Because our business is substantially dependent upon the sale of GM products, such actions could negatively impact our financing volume. Additionally, recalls may affect the demand for used recalled vehicles, or impact our timely disposal of repossessed and returned lease vehicles, which may affect the sales proceeds of those vehicles. For example, at December 31, 2021, the Chevrolet Bolt EV was under a safety recall which has prevented us from remarketing the returned leased vehicle inventory.
We operate in a highly competitive industry, and competitive pressures could have a significant negative effect on our pricing, market share and operating results.
The automotive finance industry is highly competitive, and we compete with a large number of banks, credit unions, independent finance companies and other captive automotive finance subsidiaries. Our ability to maintain and expand our market share is contingent upon us offering competitive pricing, developing and maintaining strong relationships with dealers and customers, making substantial investments in our technological infrastructure, and effectively responding to changes in the automotive and automotive finance industries. In addition, any expansion into new markets may require us to compete with more experienced and established market participants. Failure to effectively manage these challenges could adversely affect our market share, and pressure to provide competitive pricing could have a negative effect on our operating results.
Our profitability is dependent upon retail demand for automobiles and related automobile financing and the ability of customers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, and high unemployment.
General We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, inflation, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit, changes in vehicle ownership trends and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. No assurance can be given that the underwriting criteria and collection methods we employ will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future financings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Demand for automobiles may also be impacted by the entrants of non-traditional participants in the automotive industry, who are disrupting the industry's historic business model through the introduction of new products, services, and methods of travel and vehicle ownership.
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms either through our exclusive online channel or our wholesale auction partners. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in, or increase, a loss upon our disposition of off-lease or repossessed vehicles and, in the case of repossessed vehicles we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from manufacturer incentives or discounts on new vehicles, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models, increased used vehicle inventory resulting from significant liquidations of rental or fleet inventories and increased trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand could result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, as experienced at the onset of the COVID-19 pandemic, we may be unable to sell our used vehicles at sufficient volume and/or pricing.
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At lease inception, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the industry volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, may adversely affect the profitability of our lease program and financial results. Further, a material decrease in the value of a leased asset group could result in an impairment charge, which would adversely affect our financial results.
Labor Market Conditions Competition to hire and retain personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate and/or our compensation expense. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our delinquency, default and net loss rates, our ability to grow and, ultimately, our financial condition, liquidity and results of operations.
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
We maintain an allowance for loan losses on our finance receivables which reflects management's estimates of expected credit losses for these receivables, including assumptions about forecast charge-off recovery rates, based on wholesale used vehicle prices. Wholesale used vehicle prices have been at elevated levels in recent months; however, a decrease in used vehicle prices from these levels would result in increased severity of credit losses. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future financings, thus impairing our ability to finance our business.
An increase in defaults would reduce the cash flows generated by us, and distributions of cash to us from our secured debt facilities would be delayed and the ultimate amount of cash available for distributions to us from such facilities would be less, which would have an adverse effect on our liquidity.

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
A portion of our origination and servicing activities in the North America Segment has historically involved sub-prime automobile receivables. Sub-prime borrowers are associated with higher delinquency and default rates than prime borrowers. The actual rates of delinquencies, defaults, repossessions and losses with respect to those borrowers could also be more dramatically affected by a general economic downturn. No assurance can be given that our proprietary credit scoring system, risk-based pricing and other underwriting policies, and our servicing and collection methods will be effective in managing these risks. In the event that we underestimate the default risk or underprice contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected.
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
We have certain floating-rate obligations, hedging transactions, and floating-rate commercial loans that determine their applicable interest rate or payment amount by reference to LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates.
Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee (ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR, and proposed implementations of the recommended alternatives in floating rate financial instruments. It is currently unknown the extent to which these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
At this time, it is not possible to predict the effect that these developments or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating-rate debt instruments, including our floating-rate debt. Any such discontinuance, modification, alternative reference rates or other reforms may materially adversely affect interest rates on our current indebtedness.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Our operations outside the U.S. expose us to additional risks.
Our operations outside the U.S. are subject to many of the same risks as our U.S. operations. In addition to those risks, our non-U.S. operations, including the operations of our joint ventures, are subject to certain additional risks, such as the following:
•economic downturns in foreign countries or geographic regions where we have significant operations, such as Canada, Brazil, Mexico and China;
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
In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the Chinese market continues to develop, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition, increased U.S.-China trade restrictions and economic conditions in China, among other things, may result in reduced profitability and margins, and challenges to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive loan and lease origination volume in China. If our joint ventures are unable to maintain their position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be materially adversely affected.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic and its impact on the global economy may disrupt our business and operations, which could materially adversely impact our business, financial condition, liquidity and results of operations.
The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Our business has been affected in various ways, including in our results of operations. However, the full extent to which the COVID-19 pandemic will impact our operations will depend on future developments, including the duration and severity of the pandemic, any subsequent outbreaks of the virus or any related variants and the efficacy and adoption of any available vaccines. Future developments are highly uncertain and cannot be predicted with confidence and may adversely impact our global operations. In particular, if the

GENERAL MOTORS FINANCIAL COMPANY, INC.
COVID-19 pandemic continues to spread or re-emerges, particularly in North America where our profits are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things: lower demand for new and used vehicles resulting in lower loan and lease origination levels; increased customer defaults on automobile loans and leases; lower than expected pricing on vehicles sold at auction; and an impaired ability to access credit and the capital markets. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic. Any resulting financial impact or the duration of such impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could have a material impact on our business, financial condition and results of operations going forward.
Risks Related to Cybersecurity, Information Technology and Data Management Practices
Security breaches and other disruptions to information technology systems and networks owned or maintained by us, or third parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.
We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our internal and external-facing business processes, activities, products and services. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information (including that of our suppliers), as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the protection of their data. We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties or other financial intermediaries. Such parties could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Despite our security measures and business continuity plans, our information technology systems and networks, as well as those of our service providers, may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, malware (including ransomware), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to these systems and networks. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and networks and the data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims by regulatory agencies or private parties alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the privacy of personal information and security of confidential data; increase our costs of compliance and remediation; require us to change aspects of our business, our systems or our service providers; disrupt our operations; harm our brand and reputation; and/or reduce the competitive advantage we hope to derive from our investment in advanced technologies. Although we maintain insurance coverage for various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured. We have experienced and expect to continue to experience cybersecurity attacks and security incidents, and although impacts of past events have been immaterial, the impacts of such events in the future may be material. Cybersecurity threats and threat actors are becoming more sophisticated. Such threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees and suppliers, are subject to increasingly complex and restrictive regulations in all key market regions.
Under these laws and regulations, the failure to maintain compliant data privacy and security practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. For example, California previously enacted the California Consumer Privacy Act, which was later modified by the more restrictive California Privacy Rights Act, which will become effective in 2023. There is a growing patchwork of state laws imposing burdensome obligations on companies to quickly respond to consumer requests, such as requests to delete, disclose and stop selling personal

GENERAL MOTORS FINANCIAL COMPANY, INC.
information, with significant fines for noncompliance, as well as a private right of action for individuals that include statutory damages for certain types of data breaches. Other U.S. states are considering their own privacy laws, with some considering private rights of action for consumers that would allow consumers to bring claims directly against companies for noncompliance. In Canada, both the federal government and certain provinces have also proposed new legislation imposing significant and unprecedented obligations, fines and liabilities regarding data handling. On September 21, 2021, the Quebec legislation passed Bill 64, in an effort to modernize legislative provisions regarding the protection of personal information, with effective dates of September 2022 and 2023. Complying with these new laws has significantly increased, and may continue to increase, our operating costs and is driving increased complexity in our operations. In addition to direct liability that we may face in connection with these fast-evolving laws and regulations, both regulators and litigants are increasingly seeking to hold companies liable for their third-party service providers' and vendors' privacy and cybersecurity compliance, particularly in the context of cybersecurity attacks and data breaches.
Risks Related to Government Regulations and Litigation
Compliance with laws and regulations can significantly increase our costs and affect how we do business.
We are subject to a wide variety of laws and regulations in the jurisdictions where we operate, including supervision and licensing by numerous governmental entities. These laws and regulations or changes thereof can create significant constraints on our operations and result in significant costs related to compliance. For example, laws or regulations intended to address the potential impacts of climate change could have a material adverse effect on our business, results of operations and financial condition. Failure to comply with these laws and regulations could impair our ability to continue operating and result in substantial civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses, and damage to reputation, brand and valued customer relationships.
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
We could be materially adversely affected by significant litigation, governmental investigations or other proceedings.
We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including consumer protection lawsuits, class action litigation, employment litigation and commercial litigation. In addition, we are subject to governmental proceedings and investigations. A negative outcome in one or more of these legal proceedings could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as legal and other costs, all of which may be significant. For a further discussion of these matters, refer to Note 10 to our consolidated financial statements.
Climate related events and climate change legislation could adversely affect our operations.

The effects of climate change and the ongoing efforts to mitigate its impact, including through climate change-related legislation and regulation, could significantly affect our profitability, financial condition and access to the capital markets. Significant physical effects of climate change, such as extreme weather and natural disasters, may affect our customers. For example, customers living in areas affected by extreme weather and natural disasters may suffer financial harm, reducing their ability to make timely payments on their loans and leases. Dealerships and physical auctions that facilitate the disposition of repossessed and returned lease vehicles are also subject to disruption as a result of extreme weather and natural disasters, which could result in an inability to sell such repossessed and returned lease vehicles, or a temporary or permanent decline in the market value of those vehicles. In addition, extreme weather and natural disasters may have effects on the automobile finance industry or economy due to the interdependence of market factors. If such extreme weather or a natural disaster were to occur in a geographic region in which a large number of customers are located, these risks would be exacerbated. Further, changes to laws or regulations enacted to address the potential impacts of climate change (including laws which may adversely impact the automobile industry in particular as a result of efforts to mitigate the factors contributing to climate change, as well as constraints related to lending on greenhouse gas-emitting products) could have an adverse impact on our financial condition and results of operations.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of our common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of GM; therefore, there is no public trading market for our common stock. Future dividends are payable at the sole discretion of our Board of Directors and will depend on several factors including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.
Item 6. [Reserved]
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
We incorporate our outlook on forecast charge-off recovery rates and overall economic performance in our allowance estimate. Due to high used vehicle prices in 2021, we increased our recovery rate forecast as of December 31, 2021. Each 5% relative decrease/increase in our forecast recovery rates would increase/decrease our allowance for loan losses by approximately $110 million.

At December 31, 2021, the weightings we applied to the economic forecast scenarios that we considered resulted in an allowance for loan losses on our retail finance receivables portfolio of $1.8 billion. The range of possible weightings we could apply to the economic forecast scenarios result in an allowance for loan losses ranging from $1.8 billion to $1.9 billion. Actual economic data and recovery rates that are worse/lower than those we forecast could result in an increase in the allowance for loan losses.
Our commercial finance receivables portfolio consists of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted industry vehicle sales. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
Residual Value of Leased Vehicles We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At lease inception, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. We estimate the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, significant liquidation of rental or fleet inventory, used vehicle prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on our future ability to market the vehicles under prevailing market conditions.
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
At December 31, 2021, the estimated residual value of our leased vehicles was $29.1 billion. Depreciation reduces the carrying value of each leased asset in our leased vehicles portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. In 2021, prices on leased vehicles at termination generally exceeded their contractual residual values due to high used vehicle prices. Accordingly, we increased our residual value estimates at December 31, 2021, which will result in a prospective decrease in the depreciation rate over the remaining term of the leased vehicles portfolio. If used vehicle prices weaken compared to our estimates, we would increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles and/or decreased depreciation expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.
We reviewed our leased vehicles portfolio for indicators of impairment and determined that no impairment indicators were present at December 31, 2021 and 2020.
The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2021, which could increase or decrease depreciation expense over the remaining term of our leased vehicles portfolio, holding all other assumptions constant. Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge.

	Years Ending December 31,
	2022	2023	2024	2025 and Thereafter	Total
Impact to depreciation expense	$207	$67	$16	$1	$291
Used vehicle prices were higher in 2021 compared to 2020 levels, primarily due to low new vehicle inventory. In 2022, we expect used vehicle prices may decrease relative to 2021 levels, but to remain above pre-pandemic levels, primarily due to sustained low new vehicle inventory.
Income Taxes We are subject to income tax in the U.S. and numerous other state and foreign jurisdictions. Refer to Note 14 to our consolidated financial statements for more information relating to our tax sharing agreement with GM for our U.S. operations.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Results of Operations
This section discusses our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For a discussion and analysis of the year ended December 31, 2020, compared to the same period in 2019 please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 10, 2021.
Income before income taxes for 2021 increased to $5.0 billion from $2.7 billion for 2020. Key drivers of the increase in income before income taxes include the following:
•Finance charge income on retail finance receivables increased $264 million due to growth in the size of the portfolio, partially offset by a decrease in the effective yield.
•Leased vehicle income decreased $504 million primarily due to a decrease in the size of the leased vehicles portfolio.
•Leased vehicle expenses decreased $1.7 billion primarily due to a $1.1 billion decrease in depreciation on leased vehicles, as well as $629 million increase in lease termination gains.
•Provision for loan losses decreased $633 million primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions; partially offset by reserves established for retail loans originated during 2021.
•Interest expense decreased $477 million primarily due to decreased credit spreads on our debt, partially offset by an increase in the average debt outstanding. Interest expense includes a $105 million loss on extinguishment of debt. Refer to Note 7 to our consolidated financial statements for further information on the extinguishment of debt.
For the year ending December 31, 2022, we expect income before income taxes of $3.5 billion to $4.0 billion.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity increased to 29.6% in 2021 from 18.2% in 2020 primarily due to increased earnings.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flow. Our return on average tangible common equity increased to 32.6% in 2021 from 20.5% in 2020 primarily due to increased earnings.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Years Ended December 31,
	2021	2020
Net income attributable to common shareholder	$3,670	$1,911

Average equity	$14,387	$12,120
Less: average preferred equity	(1,969)	(1,628)
Average common equity	12,418	10,492
Less: average goodwill	(1,171)	(1,172)
Average tangible common equity	$11,247	$9,320

Return on average common equity	29.6%	18.2%
Return on average tangible common equity	32.6%	20.5%

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

Average Earning Assets	Years Ended December 31,		2021 vs. 2020
	2021	2020	Amount	Percentage
Average retail finance receivables	$55,633	$46,313	$9,320	20.1%
Average commercial finance receivables	6,300	9,713	(3,413)	(35.1)%
Average finance receivables	61,933	56,026	5,907	10.5%
Average leased vehicles, net	39,871	40,345	(474)	(1.2)%
Average earning assets	$101,804	$96,371	$5,433	5.6%

Retail finance receivables purchased	$32,621	$30,111	$2,510	8.3%
Leased vehicles purchased	$18,268	$19,698	$(1,430)	(7.3)%
Average retail finance receivables increased primarily due to a higher volume of new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. decreased to 43.9% in 2021 from 44.8% in 2020 as our higher share of retail loans was offset by lower GM lease sales mix. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to reduced dealer new vehicle inventory in 2021 as compared to 2020.

Revenue	Years Ended December 31,		2021 vs. 2020
	2021	2020	Amount	Percentage
Finance charge income
Retail finance receivables	$3,879	$3,615	$264	7.3%
Commercial finance receivables	$224	$381	$(157)	(41.2)%
Leased vehicle income	$9,026	$9,530	$(504)	(5.3)%
Other income	$290	$305	$(15)	(4.9)%
Equity income	$201	$147	$54	36.7%
Effective yield - retail finance receivables	7.0%	7.8%
Effective yield - commercial finance receivables	3.6%	3.9%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a decrease in the size of the portfolio as a result of continued reduced dealer new vehicle inventory.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the size of the leased vehicles portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Years Ended December 31,		2021 vs. 2020
	2021	2020	Amount	Percentage
Operating expenses	$1,648	$1,490	$158	10.6%
Leased vehicle expenses	$4,142	$5,882	$(1,740)	(29.6)%
Provision for loan losses	$248	$881	$(633)	(71.9)%
Interest expense	$2,546	$3,023	$(477)	(15.8)%
Average debt outstanding	$94,055	$91,436	$2,619	2.9%
Effective rate of interest on debt	2.7%	3.3%
Operating Expenses Operating expenses as a percentage of average earning assets increased to 1.6% for 2021 from 1.5% for 2020 primarily due to certain one-time accruals recorded during 2021.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $1.1 billion decrease in depreciation on leased vehicles, resulting from increased residual value estimates and a decrease in the size of the portfolio, as well as a $629 million increase in lease termination gains in 2021 compared to 2020.
Provision for Loan Losses Provision for loan losses decreased primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions; partially offset by reserves established for retail loans originated during 2021.
Interest Expense Interest expense decreased primarily due to decreased credit spreads on our debt, partially offset by an increase in the average debt outstanding. Interest expense includes a $105 million loss on extinguishment of debt. Refer to Note 7 to our consolidated financial statements for further information on the extinguishment of debt.
Taxes Our consolidated effective income tax rate was 25.8% and 27.1% of income before income taxes and equity income for 2021 and 2020. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) were $80 million and $(108) million for 2021 and 2020. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(44) million and $(82) million for 2021 and 2020. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for 2021 was primarily due to depreciating values of the Brazilian Real, Chilean Peso and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for 2020 was primarily due to depreciating values of the Brazilian Real and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$39,419	67.9%	$32,800	64.0%
Near-prime - FICO Score 620 to 679	8,479	14.6	7,935	15.4
Sub-prime - FICO Score less than 620	10,195	17.5	10,553	20.6
Retail finance receivables, net of fees	58,093	100.0%	51,288	100.0%
Less: allowance for loan losses	(1,839)		(1,915)
Retail finance receivables, net	$56,254		$49,373
Number of outstanding contracts	2,861,963		2,824,757
Average amount of outstanding contracts (in dollars)(a)	$20,298		$18,157
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.2%		3.7%
_________________
(a)Average amount of outstanding contracts consists of retail finance receivables, net of fees, divided by the number of outstanding contracts.
The allowance for retail loan losses decreased as of December 31, 2021 compared to December 31, 2020, primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic. This reduction was a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions. These decreases in the reserve levels were partially offset by reserves established for loans originated during 2021.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
31 - 60 days	$1,083	1.8%	$1,103	2.1%
Greater than 60 days	349	0.6	412	0.8
Total finance receivables more than 30 days delinquent	1,432	2.4	1,515	2.9
In repossession	35	0.1	33	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,467	2.5%	$1,548	3.0%
At December 31, 2021 and 2020, delinquency was lower due to changes in consumer fiscal behavior and strong economic conditions. In addition, a larger percentage of our portfolio was comprised of prime loans at December 31, 2021 as compared to December 31, 2020. We expect that delinquency will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.
Troubled Debt Restructurings (TDRs) Payment deferrals granted through June 30, 2021 to retail loan customers with accounts in good standing, but impacted by the COVID-19 pandemic, were not considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 1 and Note 3 to our consolidated financial statements for further information on TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2021	2020
Charge-offs	$897	$1,149
Less: recoveries	(571)	(537)
Net charge-offs	$326	$612
Net charge-offs as a percentage of average retail finance receivables	0.6%	1.3%
Charge-offs for 2021 and 2020 continue to be lower than historical levels primarily due to changes in consumer fiscal behavior, improved recovery rates on repossessed vehicles and strong economic conditions. We expect that charge-offs will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	December 31, 2021	December 31, 2020
Commercial finance receivables, net of fees	$6,772	$9,080
Less: allowance for loan losses	(47)	(63)
Commercial finance receivables, net	$6,725	$9,017
Number of dealers	2,305	2,028
Average carrying amount per dealer	$3	$4
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.7%	0.7%
At December 31, 2021 and 2020, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for 2021 and 2020, and substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2021 and 2020.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Years Ended December 31,
	2021	2020
Operating leases purchased	417	480
Operating leases terminated	555	614
Operating lease vehicles returned(a)	98	407
Percentage of lease vehicles returned(b)	18%	66%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate can fluctuate based upon the level of used vehicle pricing compared to contractual residual values at lease inception and/or growth and age of the leased vehicles portfolio. Used vehicle prices were higher in 2021 compared to 2020 levels, primarily due to low new vehicle inventory. The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $2.0 billion and $1.3 billion for 2021 and 2020.
In 2022, we expect used vehicle prices may decrease relative to 2021 levels, but to remain above pre-pandemic levels, primarily due to sustained low new vehicle inventory.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2021			December 31, 2020
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,696	897	67.3%	$16,334	964	65.5%
Trucks	7,886	264	19.8	7,455	275	18.7
SUVs	3,104	80	5.9	3,435	92	6.3
Cars	1,430	93	7.0	1,949	140	9.5
Total	$29,116	1,334	100.0%	$29,173	1,471	100.0%
The following table summarizes the scheduled maturity of our operating leases in the North America Segment:

	2022	2023	2024	2025 and Thereafter
Operating lease maturities	34%	34%	28%	4%
At December 31, 2021 and 2020, 99.5% and 99.4% of our operating leases were current with respect to payment status.
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
The following table presents our material cash requirements for future periods:

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Debt	$33,333	$20,277	$13,317	$8,658	$6,081	$10,871	$92,537
Interest payments(a)	1,864	1,350	908	554	361	575	5,612
Operating lease payments	28	25	25	22	21	44	165
Total	$35,225	$21,652	$14,250	$9,234	$6,463	$11,490	$98,314
_________________
(a)Interest payments were determined using the interest rate in effect at December 31, 2021 for floating rate debt and the contractual rates for fixed-rate debt.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
The following table summarizes our available liquidity:

Liquidity	December 31, 2021	December 31, 2020
Cash and cash equivalents(a)	$3,948	$5,063
Borrowing capacity on unpledged eligible assets	19,283	19,020
Borrowing capacity on committed unsecured lines of credit	518	504
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$26,749	$27,587
_________________
(a)Includes $348 million and $685 million in unrestricted cash outside of the U.S. at December 31, 2021 and 2020. This cash is considered to be indefinitely invested based on specific plans for reinvestment.

GENERAL MOTORS FINANCIAL COMPANY, INC.
During 2021, available liquidity decreased primarily due to a decrease in cash and cash equivalents partially offset by increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2021, available liquidity exceeded our liquidity targets.
Our support agreement with GM (the Support Agreement) provides that GM will use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility. At December 31, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities.
Cruise is the GM segment responsible for the development and commercialization of autonomous vehicle technology. In July 2019, we entered into a multi-year credit agreement with Cruise whereby we may provide advances to Cruise to fund the purchase of autonomous vehicles from GM. The agreement was amended in May 2021 to provide an aggregate funding of up to $5.2 billion over time, through 2024. At December 31, 2021, Cruise had no borrowings outstanding under the credit agreement.

Cash Flow	Years Ended December 31,		2021 vs. 2020
	2021	2020
Net cash provided by operating activities	$7,297	$7,982	$(685)
Net cash used in investing activities	$(5,543)	$(9,283)	$3,740
Net cash provided by (used in) financing activities	$(2,641)	$2,408	$(5,049)
During 2021, net cash provided by operating activities decreased primarily due to a decrease in counterparty derivative collateral posting activities of $618 million and a decrease in leased vehicle income of $504 million, partially offset by a decrease in interest paid of $428 million.
During 2021, net cash used in investing activities decreased primarily due to an increase in collections and recoveries on retail finance receivables of $5.5 billion, increase in proceeds from termination of leased vehicles of $1.0 billion, and a decrease in purchases of leased vehicles of $0.6 billion, partially offset by an increase in purchases of retail finance receivables of $2.8 billion and a decrease in net collections of commercial finance receivables of $0.6 billion.
During 2021, net cash used in financing activities increased primarily due to a decrease in borrowings of $9.6 billion, an increase in dividend payments of $2.7 billion, early extinguishment of debt of $1.6 billion, and a decrease in preferred stock issuance of $492 million, partially offset by a decrease in debt repayments of $9.4 billion. We increased our borrowings during 2020 due to the onset of the COVID-19 pandemic.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at February 1, 2022:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB	BBB	R-2	Positive
Fitch	BBB-	BBB-	F3	Stable
Moody’s	Baa3	Baa3	P-3	Stable
S&P	BBB	BBB	A-2	Stable

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At December 31, 2021, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,240	$3,497
Revolving commercial asset-secured facilities(b)	3,956	—
Total secured	26,196	3,497
Unsecured committed facilities	528	10
Unsecured uncommitted facilities(c)	1,219	1,219
Total unsecured	1,747	1,229
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$30,943	$4,726
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $15 million in advances outstanding and $701 million in unused borrowing capacity on these uncommitted facilities at December 31, 2021.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.7 billion in unused borrowing capacity on these facilities at December 31, 2021.
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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2021
2017	July 2023	-	May 2025	$3,500	$359
2018	December 2023	-	September 2026	$9,783	1,537
2019	April 2022	-	July 2027	$11,540	3,420
2020	August 2023	-	August 2028	$23,939	12,208
2021	September 2022	-	June 2034	$23,337	18,381
Total active securitizations					35,905
Debt issuance costs					(64)
Total					$35,841
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2021, the aggregate principal amount of our outstanding unsecured senior notes was $45.3 billion.
We issue other unsecured debt through commercial paper offerings and other bank and non-bank funding sources. At December 31, 2021, we had $6.6 billion of this type of unsecured debt outstanding, of which $2.0 billion was issued under the U.S. commercial paper program.

GENERAL MOTORS FINANCIAL COMPANY, INC.
LIBOR Transition The U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether LIBOR will continue to be published by its administrator based on continued bank submissions, or on any other basis, after such dates. Regulators, industry groups and certain committees such as the ARRC have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as SOFR, and proposed implementations of the recommended alternatives in floating rate financial instruments.
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
We established a LIBOR transition initiative in 2019 to identify, assess and monitor the risks associated with the discontinuation or unavailability of LIBOR and evaluate and address documentation and contractual mechanics of outstanding LIBOR-based contracts that mature after the date LIBOR is no longer published. Additionally, we continue to evaluate the potential regulatory, tax and accounting impacts of the transition, and continue to develop and implement strategies to mitigate the risks associated with the LIBOR discontinuation. Beginning in 2019, we included the ARRC recommended fallback language into any new LIBOR based contracts to create an orderly transition once LIBOR is no longer published. We have only a limited amount of debt outstanding that is scheduled to mature after June 30, 2023 and would utilize the ARRC fallback process. In November 2020, we issued our first unsecured debt linked to SOFR and executed a corresponding hedge. New SOFR-linked debt may be issued periodically as appropriate and based on investor demand.
The International Swaps and Derivatives Association launched its Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol which came into effect on January 25, 2021. The supplement incorporates fallbacks for new derivatives linked to LIBOR, and the protocol enables market participants to incorporate fallbacks for certain legacy derivatives linked to LIBOR. We have adhered to the protocol and plan to transition our existing LIBOR-based derivative exposure in advance of the June 30, 2023 date when applicable LIBOR will no longer be published.
For any residual exposure after the end of 2021, we expect to leverage relevant contractual and statutory solutions to transition such exposure. For more information on the expected replacement of LIBOR, see Item 1A. Risk Factors.
Support Agreement Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.07x and 8.00x at December 31, 2021 and 2020, and the applicable leverage ratio threshold was 12.00x and 11.50x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. The applicable leverage ratio increased to the maximum applicable ratio of 12.00x during the second quarter as net earning assets increased to above $100 billion for the first time. The increase in the earning assets leverage ratio is primarily due to higher earning assets and strong earnings; partially offset by $3.5 billion of dividends on our common stock paid to GM. Current dividend levels are reflective of our record earnings supported by strong residual values, favorable credit performance and improved economic conditions. Future dividends to GM will depend on several factors including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Profile We define our asset and liability profile as the cumulative maturities of our finance receivables, investment in operating leases net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at December 31, 2021:

	2022	2023	2024	2025 and Thereafter
Encumbered assets	$25,791	$40,923	$47,414	$50,823
Unencumbered assets	25,137	39,388	53,217	62,963
Total assets	50,928	80,311	100,631	113,786

Secured debt	19,996	31,728	36,761	39,404
Unsecured debt	13,337	21,882	30,166	53,133
Total debt(a)	33,333	53,610	66,927	92,537
Net excess liquidity	$17,595	$26,701	$33,704	$21,249
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2021. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
•the length and severity of the COVID-19 pandemic;
•our ability to secure private data, proprietary information, manage risks related to security breaches and other disruptions to networks and systems owned or maintained by us or third parties and comply with enterprise data regulations in all key market regions;
•foreign currency exchange rate fluctuations and other risks applicable to our operations outside of the U.S.;
•changes in local, regional, national or international economic, social or political conditions; and
•impact and uncertainties related to climate related events and climate change legislation.
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
Our debt includes long-term unsecured debt and securitization notes payable. Our senior unsecured debt issuances have tenors of up to 10 years. Approximately 91% of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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

Net Interest Income Sensitivity	December 31, 2021	December 31, 2020
100 basis points instantaneous increase in interest rates	$(5.1)	$29.7
100 basis points instantaneous decrease in interest rates(a)	$5.1	$(29.7)
________________
(a)Net interest income sensitivity given a 100 basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.
At December 31, 2021, we were liability-sensitive, meaning that we expect more liabilities than assets to re-price within the next 12 months. During a period of rising interest rates, the interest paid on our liabilities would increase more than the interest earned on our assets, which would initially decrease our net interest income. During a period of falling interest rates, we would expect our net interest income to initially increase. At December 31, 2020, we were asset-sensitive, meaning that we expect more assets than liabilities to re-price within the next 12 months. During a period of rising interest rates, the interest earned on our assets would increase more than the interest paid on our liabilities, which would initially increase our net interest income. During a period of falling interest rates, we would expect our net interest income to initially decrease.
Our net interest income sensitivity decreased in 2021 as compared to 2020, primarily due to an increased proportion of rate sensitive liabilities exposure relative to rate sensitive assets exposure. Hedging strategies approved by the ALCO are used to manage interest rate risk within policy guidelines.
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
Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2021	December 31, 2020
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$39	$37
Pay-floating, receive-fixed interest rate swaps	41	31
Long interest rate caps and floors	23	27
Short interest rate caps and floors	23	27
Total interest rate contracts	126	122
Foreign currency contracts	8	8
Total notional value	$134	$130

GENERAL MOTORS FINANCIAL COMPANY, INC.
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2021 was an asset of $326 million, compared to an asset of $1.2 billion at December 31, 2020. The net fair value of our interest rate contracts decreased $300 million due to changes in the forward interest rate curve, and the net fair value of our cross-currency contracts decreased $525 million due to the strengthening of the U.S. Dollar against other currencies. Refer to Note 9 to our consolidated financial statements for more information.
Foreign Currency Exchange Rate Risk We primarily finance receivables and leased assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. As a result, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2021, was insignificant. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income/loss. The following table summarizes the amounts of foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2021	2020
Translation losses recorded in accumulated other comprehensive loss	$44	$82

(Gains) losses resulting from transactions and remeasurement recorded in earnings	$(477)	$618
(Gains) losses resulting from foreign currency exchange contracts recorded in earnings	474	(624)
Net gains resulting from foreign currency exchange recorded in earnings	$(3)	$(6)
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to foreign currencies. The foreign currency translation loss for 2021 was primarily due to depreciating values of the Brazilian Real, Chilean Peso and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for 2020 was primarily due to depreciating values of the Brazilian Real and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
To the Shareholders and the Board of Directors of General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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

Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method for accounting for allowance for loan losses in 2020.
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

Allowance for loan losses
Description of the matter
The Company’s loan portfolio and the associated allowance for loan losses (ALL) were $64.9 billion and $1.9 billion as of December 31, 2021, respectively. The ALL represents management’s estimate of expected net credit losses over the remaining life of the receivables at the balance sheet date. Expected credit losses related to the retail finance receivables are estimated using a static pool modeling technique for pools of receivables with common risk characteristics such as internal credit score and monthly vintage. Management assesses recent internal operating and external environments and may qualitatively adjust certain assumptions. Forecasted economic conditions are considered over a reasonable and supportable period through the use of economic factors that are determined to have the largest impact on expected losses.

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

Related to the North American retail ALL, to test the models, we evaluated the conceptual soundness of the model, including management’s selection of economic factors that were deemed to be the most relevant indicators of expected credit losses, reviewed management’s calibration of risk factors that are drivers of forecasted losses, as well as reviewed backtesting of the model results. Additionally, on a sample basis, we performed an independent recalculation of the Company’s ALL. To test the qualitative adjustments, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering the construct of the current expected credit loss model. We tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments and recalculated the analyses used by management to measure the qualitative adjustment.

Valuation of Leased Vehicles
Description of the matter
The Company has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 1 to the financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. The Company’s estimated residual value of leased vehicles at the end of lease term was $29.1 billion as of December 31, 2021.

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
Fort Worth, Texas
February 2, 2022

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$3,948	$5,063
Finance receivables, net of allowance for loan losses of $1,886 and $1,978 (Note 3; Note 8 VIEs)	62,979	58,390
Leased vehicles, net (Note 4; Note 8 VIEs)	37,929	39,819
Goodwill (Note 5)	1,169	1,173
Equity in net assets of non-consolidated affiliates (Note 6)	1,717	1,581
Property and equipment, net of accumulated depreciation of $392 and $351	152	184
Deferred income taxes (Note 14)	244	245
Related party receivables (Note 2)	301	643
Other assets (Note 8 VIEs)	5,347	6,727
Total assets	$113,786	$113,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$39,338	$39,982
Unsecured debt (Note 7)	53,223	52,443
Accounts payable and accrued expenses	2,135	2,359
Deferred income	2,551	3,048
Deferred income taxes (Note 14)	1,353	1,103
Related party payables (Note 2)	313	269
Other liabilities	1,079	1,023
Total liabilities	99,992	100,227
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,692	8,642
Accumulated other comprehensive loss	(1,273)	(1,309)
Retained earnings	6,375	6,265
Total shareholders' equity	13,794	13,598
Total liabilities and shareholders' equity	$113,786	$113,825
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2021	2020	2019
Revenue
Finance charge income	$4,103	$3,996	$4,071
Leased vehicle income	9,026	9,530	10,032
Other income	290	305	451
Total revenue	13,419	13,831	14,554
Costs and expenses
Operating expenses	1,648	1,490	1,564
Leased vehicle expenses	4,142	5,882	6,685
Provision for loan losses (Note 3)	248	881	726
Interest expense	2,546	3,023	3,641
Total costs and expenses	8,584	11,276	12,616
Equity income (Note 6)	201	147	166
Income before income taxes	5,036	2,702	2,104
Income tax provision (Note 14)	1,247	693	537
Net income	3,789	2,009	1,567
Less: cumulative dividends on preferred stock	119	98	90
Net income attributable to common shareholder	$3,670	$1,911	$1,477

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$3,789	$2,009	$1,567
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedges, net of income tax benefit (expense) of $(28), $37 and $19	80	(108)	(58)
Foreign currency translation adjustment	(44)	(82)	5
Other comprehensive income (loss), net of tax	36	(190)	(53)
Comprehensive income	$3,825	$1,819	$1,514
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at January 1, 2019	$—	$—	$8,058	$(1,066)	$4,667	$11,659
Net income	—	—	—	—	1,567	1,567
Other comprehensive loss	—	—	—	(53)	—	(53)
Stock based compensation	—	—	43	—	—	43
Dividends paid (Note 11)	—	—	—	—	(445)	(445)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(45)	(45)
Balance at December 31, 2019	—	—	8,101	(1,119)	5,744	12,726
Adoption of accounting standards (Note 1)	—	—	—	—	(643)	(643)
Net income	—	—	—	—	2,009	2,009
Other comprehensive loss	—	—	—	(190)	—	(190)
Stock based compensation	—	—	49	—	—	49
Dividends paid (Note 11)	—	—	—	—	(845)	(845)
Issuance of preferred stock (Note 11)	—	—	492	—	—	492
Balance at December 31, 2020	—	—	8,642	(1,309)	6,265	13,598
Net income	—	—	—	—	3,789	3,789
Other comprehensive income	—	—	—	36	—	36
Stock based compensation	—	—	50	—	—	50
Dividends paid (Note 11)	—	—	—	—	(3,620)	(3,620)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2021	$—	$—	$8,692	$(1,273)	$6,375	$13,794
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$3,789	$2,009	$1,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,308	7,426	7,538
Accretion and amortization of loan and leasing fees	(1,442)	(1,953)	(1,953)
Undistributed earnings of non-consolidated affiliates, net	(127)	(54)	(121)
Provision for loan losses	248	881	726
Deferred income taxes	209	354	440
Stock-based compensation expense	50	49	50
Gain on termination of leased vehicles	(1,954)	(1,325)	(652)
Loss on extinguishment of debt	105	—	—
Other operating activities	112	(58)	53
Changes in assets and liabilities:
Other assets	135	(88)	259
Other liabilities	(177)	503	157
Related party payables	41	238	5
Net cash provided by operating activities	7,297	7,982	8,069
Cash flows from investing activities
Purchases of retail finance receivables, net	(33,013)	(30,215)	(25,341)
Principal collections and recoveries on retail finance receivables	25,456	19,936	22,889
Net collections (funding) of commercial finance receivables	2,263	2,849	650
Purchases of leased vehicles, net	(14,602)	(15,233)	(16,404)
Proceeds from termination of leased vehicles	14,393	13,399	13,302
Purchases of property and equipment	(26)	(34)	(47)
Acquisition of equity interest	—	—	(5)
Other investing activities	(14)	15	2
Net cash used in investing activities	(5,543)	(9,283)	(4,954)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	2,911	273	(304)
Borrowings and issuances of secured debt	28,776	43,818	25,078
Payments on secured debt	(29,374)	(43,668)	(27,806)
Borrowings and issuances of unsecured debt	16,157	13,347	10,457
Payments on unsecured debt	(15,728)	(10,802)	(10,276)
Extinguishment of debt	(1,605)	—	—
Debt issuance costs	(158)	(162)	(116)
Proceeds from issuance of preferred stock	—	492	—
Dividends paid	(3,620)	(890)	(491)
Net cash provided by (used in) financing activities	(2,641)	2,408	(3,458)
Net increase (decrease) in cash, cash equivalents and restricted cash	(887)	1,107	(343)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(56)	(83)	2
Cash, cash equivalents and restricted cash at beginning of period	8,126	7,102	7,443
Cash, cash equivalents and restricted cash at end of period	$7,183	$8,126	$7,102

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$3,948	$5,063
Restricted cash included in other assets	3,235	3,063
Total	$7,183	$8,126
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
Commercial Finance Receivables and the Allowance for Loan Losses Our commercial lending offerings consist of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate.
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
Generally, the lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled maturity date. Monthly extensions may be granted to the lessee for up to a total of six months, and longer in certain circumstances. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased. Since the lessee is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the value of the vehicle is lower than the residual value estimated at lease inception.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our continuing involvement with the credit facilities and Trusts consists of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under GAAP and are consolidated because we have: (i) power over the significant activities of the entities and (ii) an obligation to absorb losses and the right to receive benefits from the VIEs that could be significant to the VIEs. Accordingly, we are the primary beneficiary of the VIEs and the finance receivables, lease-related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. Refer to Note 3, Note 7 and Note 8 for further information.
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
Derivative Financial Instruments We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. We do not use derivative financial instruments for speculative trading purposes.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During 2021, we made payments of $824 million to GM for state and federal income taxes related to the years 2021 and 2020. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. In addition, amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	December 31, 2021	December 31, 2020
Commercial finance receivables, net due from dealers consolidated by GM(a)	$163	$398
Subvention receivable(b)	$282	$642
Commercial loan funding payable(c)	$26	$23
Taxes payable(c)	$282	$244

	Years Ended December 31,
Income Statement Data	2021	2020	2019
Interest subvention earned on retail finance receivables(d)	$792	$638	$527
Interest subvention earned on commercial finance receivables(d)	$28	$41	$61
Leased vehicle subvention earned(e)	$2,702	$3,042	$3,273
_________________
(a)Included in finance receivables, net.
(b)Included in related party receivables. We received subvention payments from GM of $3.3 billion, $3.9 billion and $4.1 billion during 2021, 2020 and 2019.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM agrees to use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's unsecured revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-Day Credit Facility).
In April 2021, GM increased the total borrowing capacity of the five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. GM also renewed and increased the total borrowing capacity of the three-year, $4.0 billion facility to $4.3 billion, which now matures on April 7, 2024, and renewed the GM Revolving 364-Day Credit Facility, which now matures on April 6, 2022. At December 31, 2021 and 2020, we had no borrowings outstanding under any of the GM revolving credit facilities.
Cruise is the GM segment responsible for the development and commercialization of autonomous vehicle technology. In July 2019, we entered into a multi-year credit agreement with Cruise whereby we may provide advances to Cruise to fund the purchase of autonomous vehicles from GM. The agreement was amended in May 2021 to provide an aggregate funding of up to $5.2 billion over time, through 2024. At December 31, 2021 and 2020, Cruise had no borrowings outstanding under the credit agreement.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	December 31, 2021	December 31, 2020
Retail finance receivables
Retail finance receivables, net of fees(a)	$58,093	$51,288
Less: allowance for loan losses	(1,839)	(1,915)
Total retail finance receivables, net	56,254	49,373
Commercial finance receivables
Commercial finance receivables, net of fees(b)	6,772	9,080
Less: allowance for loan losses	(47)	(63)
Total commercial finance receivables, net	6,725	9,017
Total finance receivables, net	$62,979	$58,390
Fair value utilizing Level 2 inputs	$6,725	$9,017
Fair value utilizing Level 3 inputs	$57,613	$51,645
________________
(a)Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)Net of dealer cash management balances of $1.0 billion and $1.4 billion at December 31, 2021 and 2020.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Years Ended December 31,
	2021	2020	2019
Allowance for retail loan losses beginning balance	$1,915	$866	$844
Impact of adopting ASU 2016-13 (Note 1)	—	801	—
Provision for loan losses	267	880	690
Charge-offs	(897)	(1,149)	(1,218)
Recoveries	571	537	548
Foreign currency translation	(17)	(20)	2
Allowance for retail loan losses ending balance	$1,839	$1,915	$866
The allowance for retail loan losses decreased by $76 million as of December 31, 2021 compared to December 31, 2020, primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic. This reduction was a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions. These decreases in the reserve levels were partially offset by reserves established for loans originated during 2021.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at December 31, 2021 and 2020:

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime - FICO Score 680 and greater	$19,729	$12,408	$4,078	$2,298	$763	$143	$39,419	67.9%
Near-prime - FICO Score 620 to 679	3,856	2,388	1,229	648	274	84	8,479	14.6
Sub-prime - FICO Score less than 620	4,053	2,528	1,777	972	570	295	10,195	17.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime - FICO Score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime - FICO Score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4
Sub-prime - FICO Score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at December 31, 2021 and 2020:

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
0 - 30 days	$27,270	$16,945	$6,772	$3,721	$1,478	$440	$56,626	97.5%

31 - 60 days	273	276	230	147	97	60	1,083	1.8
Greater than 60 days	83	93	76	46	30	21	349	0.6
Finance receivables more than 30 days delinquent	356	369	306	193	127	81	1,432	2.4
In repossession	12	10	6	4	2	1	35	0.1
Finance receivables more than 30 days delinquent or in repossession	368	379	312	197	129	82	1,467	2.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0 - 30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%

31 - 60 days	210	325	235	170	102	61	1,103	2.1
Greater than 60 days	72	123	90	64	37	26	412	0.8
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9
In repossession	7	11	7	5	2	1	33	0.1
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $602 million and $714 million at December 31, 2021 and 2020.
TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs was $1.9 billion and $2.2 billion, including $219 million and $301 million in nonaccrual loans at December 31, 2021 and 2020. Additional TDR activity is presented below:

	Years Ended December 31,
	2021	2020	2019
Number of loans classified as TDRs during the period	46,158	57,524	69,863
Outstanding amortized cost of loans classified as TDRs during the period	$920	$1,057	$1,269

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period within 12 months of being modified as a TDR were $17 million, $28 million and $37 million for 2021, 2020 and 2019.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at December 31, 2021 and 2020:

	Year of Origination(a)							December 31, 2021
Dealer Risk Rating	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,296	$433	$426	$131	$57	$50	$10	$6,403	94.6%
II	213	5	16	12	1	10	—	257	3.8
III	81	8	15	2	—	2	4	112	1.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$5,590	$446	$457	$145	$58	$62	$14	$6,772	100.0%
________________
(a) Floorplan advances comprise 94% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2020
Dealer Risk Rating	Revolving	2020	2019	2018	2017	2016	Prior	Total	Percent
I	$7,210	$579	$179	$77	$110	$43	$19	$8,217	90.5%
II	508	2	18	11	15	18	34	606	6.7
III	203	—	8	29	2	11	—	253	2.8
IV	—	—	—	—	—	—	4	4	—
Balance at end of period	$7,921	$581	$205	$117	$127	$72	$57	$9,080	100.0%
________________
(a) Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.
At December 31, 2021 and 2020, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for 2021, 2020 and 2019. There were no commercial finance receivables on nonaccrual status at December 31, 2021 and an insignificant amount at December 31, 2020. None of the commercial finance receivables were classified as TDRs at December 31, 2021 and 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4. Leased Vehicles

	December 31, 2021	December 31, 2020
Leased vehicles	$54,821	$58,915
Manufacturer subvention	(7,398)	(8,915)
Net capitalized cost	47,423	50,000
Less: accumulated depreciation	(9,494)	(10,181)
Leased vehicles, net	$37,929	$39,819
Depreciation expense related to leased vehicles, net was $6.1 billion, $7.2 billion and $7.3 billion in 2021, 2020, and 2019.
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2021:

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments under operating leases	$5,551	$3,415	$1,147	$103	$—	$—	$10,216
Note 5. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years Ended December 31,
	2021			2020			2019
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$68	$1,173	$1,105	$80	$1,185	$1,105	$81	$1,186
Foreign currency translation	—	(4)	(4)	—	(12)	(12)	—	(1)	(1)
Ending balance	$1,105	$64	$1,169	$1,105	$68	$1,173	$1,105	$80	$1,185
Note 6. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
The following tables present certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2021	December 31, 2020
Finance receivables, net	$24,293	$22,063
Total assets	$26,265	$24,722
Debt	$18,675	$18,236
Total liabilities	$22,353	$21,177

	Years Ended December 31,
Summarized Operating Data	2021	2020	2019
Finance charge income	$1,668	$1,447	$1,369
Provision for loan losses	$32	$162	$47
Income before income taxes	$774	$572	$630
Net income	$582	$426	$473

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our direct ownership interests in China joint ventures:

Joint Ventures	December 31, 2021	December 31, 2020
SAIC-GMAC Automotive Finance Company Limited	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	35%
In 2021, SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) declared a $309 million cash dividend of which our share was $108 million. We received $82 million and expect to reinvest the remaining dividend payment in SAIC-GMF Leasing Co. Ltd. in the first quarter of 2022. In 2020 and 2019, SAIC-GMAC paid, $294 million and $140 million cash dividends, of which our share was $103 million and $49 million. At December 31, 2021 and 2020, we had undistributed earnings of $740 million and $647 million related to our non-consolidated affiliates.
Note 7. Debt

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$3,497	$3,495	$3,733	$3,735
Securitization notes payable	35,841	35,906	36,249	36,645
Total secured debt	39,338	39,401	39,982	40,380
Unsecured debt
Senior notes	45,386	46,539	46,798	48,922
Credit facilities	1,229	1,211	1,535	1,531
Other unsecured debt	6,608	6,607	4,110	4,115
Total unsecured debt	53,223	54,357	52,443	54,568
Total secured and unsecured debt	$92,561	$93,758	$92,425	$94,948
Fair value utilizing Level 2 inputs		$92,250		$92,922
Fair value utilizing Level 3 inputs		$1,508		$2,026

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 1.27% at December 31, 2021. Issuance costs on the secured debt of $82 million as of December 31, 2021 and $85 million as of December 31, 2020 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and borrowings are expected to be repaid over periods ranging up to six years. During 2021, we renewed credit facilities with a total borrowing capacity of $25.8 billion.
Securitization notes payable at December 31, 2021 are due beginning in 2022 and lasting through 2034. During 2021, we issued $23.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.79% and maturity dates ranging from 2022 to 2034.
Unsecured Debt
Senior Notes At December 31, 2021, we had $45.3 billion aggregate outstanding in senior notes that mature from 2022 through 2031 and have a weighted average interest rate of 2.77%. Issuance costs on senior notes of $114 million as of December 31, 2021 and $106 million as of December 31, 2020 are amortized to interest expense over the term of the notes.
During 2021, we issued $12.2 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.62% and maturity dates ranging from 2024 through 2031.
During 2021, we redeemed $1.5 billion in aggregate principal amount of 5.20% senior notes due in 2023. The redemption resulted in a $105 million loss on the early extinguishment of debt. The loss is included in interest expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In January 2022, we issued $2.6 billion in senior notes with a weighted average interest rate of 2.57% and maturity dates ranging from 2027 through 2032.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to four years. The weighted average interest rate on these credit facilities and other unsecured debt was 2.69% at December 31, 2021.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Secured debt	$19,996	$11,732	$5,033	$1,895	$76	$672	$39,404
Unsecured debt	13,337	8,545	8,284	6,763	6,005	10,199	53,133
Interest payments	1,864	1,350	908	554	361	575	5,612
	$35,197	$21,627	$14,225	$9,212	$6,442	$11,446	$98,149
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2021, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities and Other Transfers of Finance Receivables
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2021	December 31, 2020
Restricted cash(a)	$2,740	$2,639
Finance receivables, net of fees	$31,940	$32,575
Lease related assets	$16,143	$16,322
Secured debt	$39,277	$39,424
_______________
(a) Included in other assets.
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At December 31, 2021 and 2020, $500 million and $863 million in such finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $125 million and $622 million in secured debt outstanding.

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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	December 31, 2021			December 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$15,058	$74	$88	$10,064	$463	$13
Foreign currency swaps	682	—	59	1,958	128	9
Cash flow hedges
Interest rate swaps	611	12	4	921	—	27
Foreign currency swaps	7,419	85	201	5,626	278	47
Derivatives not designated as hedges
Interest rate contracts	110,053	846	339	110,997	954	576
Foreign currency contracts	148	—	—	—	—	—
Total	$133,971	$1,017	$691	$129,566	$1,823	$672
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2021 and 2020, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $505 million and $501 million. At December 31, 2021 and 2020, we held $376 million and $728 million of collateral from counterparties that is available for netting against our asset positions. At December 31, 2021 and 2020, we posted $45 million and $139 million of collateral to counterparties that is available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Unsecured debt	$24,964	$23,315	$(226)	$(739)
 _________________
(a)Includes $246 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at December 31, 2021 and 2020.
The table below presents the effect of our derivative financial instruments in the consolidated statements of income:

	Years Ended December 31,
	2021		2020		2019
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$371	$—	$(500)	$—	$(569)	$—
Interest rate swaps	(362)	—	250	—	355	—
Hedged items - foreign currency swaps(c)	—	61	—	(161)	—	33
Foreign currency swaps	(13)	(56)	(31)	167	(59)	(28)
Cash flow hedges
Interest rate swaps	(13)	—	(14)	—	5	—
Hedged items - foreign currency swaps(c)	—	415	—	(457)	—	(3)
Foreign currency swaps	(128)	(415)	(108)	457	(87)	3
Derivatives not designated as hedges
Interest rate contracts	150	—	237	—	142	—
Foreign currency contracts	—	(3)	—	—	—	—
Total income (loss) recognized	$5	$2	$(166)	$6	$(213)	$5
_________________
(a)Total interest expense was $2.5 billion, $3.0 billion and $3.6 billion for 2021, 2020 and 2019.
(b)Total operating expenses were $1.6 billion, $1.5 billion and $1.6 billion for 2021, 2020 and 2019.
(c)Transaction activity related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Loss
	Years Ended December 31,
	2021	2020	2019
Fair value hedges
Foreign currency swaps	$(6)	$(19)	$(41)
Cash flow hedges
Interest rate swaps	14	(18)	(6)
Foreign currency swaps	(352)	160	(113)
Total	$(344)	$123	$(160)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Loss Into Income
	Years Ended December 31,
	2021	2020	2019
Fair value hedges
Foreign currency swaps	$6	$20	$41
Cash flow hedges
Interest rate swaps	9	10	(3)
Foreign currency swaps	409	(261)	64
Total	$424	$(231)	$102
All amounts reclassified from accumulated other comprehensive loss were recorded to interest expense. During the next 12 months, we estimate $43 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
Rent expense under operating leases was $37 million, $39 million and $38 million in 2021, 2020 and 2019. Variable lease costs were insignificant for 2021, 2020 and 2019. At December 31, 2021 and 2020, operating lease right-of-use assets, included in other assets, were $122 million and $141 million and operating lease liabilities, included in other liabilities, were $144 million and $164 million. Operating lease right-of-use assets obtained in exchange for lease obligations were $3 million, $26 million and $36 million in 2021, 2020 and 2019. At December 31, 2021, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year were $28 million, $25 million, $25 million, $22 million, $21 million, and $44 million for 2022, 2023, 2024, 2025, 2026 and thereafter, with imputed interest of $21 million at December 31, 2021. The weighted average discount rate was 4.1% and 4.2%, and the weighted average remaining lease term was 6.8 years and 7.5 years at December 31, 2021 and 2020. Payments for operating leases included in net cash provided by operating activities were $45 million, $49 million and $51 million in 2021, 2020 and 2019. We have no lease agreements that have not yet commenced at December 31, 2021.
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
Borrowers located in Texas accounted for 13.3% of the retail finance receivable portfolio at December 31, 2021. No other state or country accounted for more than 10% of the retail finance receivable portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At December 31, 2021, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2021, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $257 million, and we have accrued $142 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $55 million at December 31, 2021.
Note 11. Shareholders' Equity

	December 31, 2021	December 31, 2020
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
In 2021, 2020 and 2019, our Board of Directors declared and paid dividends of $3.5 billion, $800 million and $400 million on our common stock to General Motors Holdings LLC.

	December 31, 2021	December 31, 2020
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Series A	1,000,000	1,000,000
Series B	500,000	500,000
Series C	500,000	500,000
During 2021, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $30 million to holders of record of our Series C Preferred Stock. During 2020, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $32 million to holders of record of our Series B Preferred Stock. During 2019, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $33 million to holders of record of our Series B Preferred Stock.
On December 20, 2021, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on March 30, 2022 to holders of record at March 15, 2022. Accordingly, $59 million has been set aside for the payment of these dividends.
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
The following table summarizes the significant components of accumulated other comprehensive loss:

	Years Ended December 31,
	2021	2020	2019
Unrealized gain (loss) on hedges
Beginning balance	$(157)	$(49)	$9
Change in value of hedges, net of tax	80	(108)	(58)
Ending balance	(77)	(157)	(49)
Defined benefit plans
Beginning balance	1	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	—	—	—
Ending balance	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,153)	(1,071)	(1,076)
Translation gain (loss), net of tax	(44)	(82)	5
Ending balance	(1,197)	(1,153)	(1,071)
Total accumulated other comprehensive loss	$(1,273)	$(1,309)	$(1,119)
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (shares in thousands):

	Year Ended December 31, 2021
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	2,940	$31.01	1.4
Granted	653	$57.49
Settled	(1,018)	$28.62
Forfeited or expired	(67)	$44.85
Outstanding at December 31, 2021(a)	2,508	$38.51	1.2
Unvested at December 31, 2021	1,618	$44.96	1.5
Vested and payable at December 31, 2021	790	$25.31
________________
(a)    Includes the target amount of PSUs.
The assumptions used to estimate the fair value of the stock options are a dividend yield of 1.67%, 4.28% and 3.90%, expected volatility of 48%, 25% and 28%, a risk-free interest rate of 0.76%, 1.50% and 2.63%, and an expected option life of 6.00 years for options issued during 2021, 2020 and 2019. The expected volatility is based on the average of the implied volatility of publicly traded options for GM's common stock.
Total compensation expense related to the above awards was $50 million, $49 million and $50 million in 2021, 2020 and 2019.
At December 31, 2021, total unrecognized compensation expense for nonvested equity awards granted was $32 million. This expense is expected to be recorded over a weighted-average period of 1.2 years. The total fair value of RSUs and PSUs vested was $20 million, $21 million and $19 million in 2021, 2020 and 2019.
Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized compensation expense related to these plans of $24 million in 2021, and $25 million in both 2020 and 2019. Contributions to the plans were made in cash.
Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2021	2020	2019
U.S. income	$4,263	$2,280	$1,599
Non-U.S. income	572	275	339
Income before income taxes and equity income	$4,835	$2,555	$1,938

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Tax Expense	Years Ended December 31,
	2021	2020	2019
Current income tax expense
U.S. federal	$669	$129	$—
U.S. state and local	233	143	16
Non-U.S.	136	67	81
Total current	1,038	339	97
Deferred income tax expense
U.S. federal	136	299	330
U.S. state and local	7	5	71
Non-U.S.	66	50	39
Total deferred	209	354	440
Total income tax provision	$1,247	$693	$537
We have foreign subsidiaries with cumulative undistributed earnings that are indefinitely reinvested. Accordingly, no provision for U.S. income tax has been provided, and the unrecognized deferred tax liability is insignificant. An estimate of the undistributed earnings is $207 million and $373 million at December 31, 2021 and 2020.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	1.1	1.5	2.1
State and local income taxes	3.7	4.1	4.0
U.S. tax on non-U.S. earnings	(0.3)	0.4	1.1
Valuation allowance	0.4	0.3	0.5
Tax credits and incentives	—	(0.2)	(0.7)
Other	(0.1)	—	(0.3)
Effective tax rate	25.8%	27.1%	27.7%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2021 and 2020 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$8	$15
Net operating loss carryforward - non-U.S.(b)	150	150
Market value difference of loan portfolio	486	741
Accruals	140	86
Tax credits(c)	366	466
Other	211	282
Total deferred tax assets before valuation allowance	1,361	1,740
Less: valuation allowance	(306)	(291)
Total deferred tax assets	1,055	1,449
Deferred tax liabilities
Depreciable assets	1,933	2,038
Deferred acquisition costs	96	109
Other	135	160
Total deferred tax liabilities	2,164	2,307
Net deferred tax liability	$(1,109)	$(858)
_________________
(a)Includes tax-effected state operating losses of $8 million expiring through 2041 at December 31, 2021.
(b)Includes tax-effected operating losses of $128 million expiring through 2041 and $22 million that may be carried forward indefinitely at December 31, 2021.
(c)Includes tax credits of $366 million expiring through 2041 at December 31, 2021.
As of December 31, 2021, we have $306 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The increase in valuation allowance of $15 million is primarily due to an increase in foreign tax credits.

Unrecognized Tax Benefits	Years Ended December 31,
	2021	2020	2019
Beginning balance	$62	$57	$50
Additions to prior years' tax positions	2	—	1
Reductions to prior years' tax positions	—	(1)	—
Additions to current year tax positions	12	6	7
Changes in tax positions due to lapse of statutory limitations	(6)	3	(1)
Foreign currency translation	—	(3)	—
Ending balance	$70	$62	$57
At December 31, 2021, 2020 and 2019, there were $49 million, $40 million and $41 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets.
At December 31, 2021 and 2020, we had liabilities of $54 million and $57 million for income tax-related interest and penalties.
At December 31, 2021, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. At December 31, 2021 and 2020, we had $282 million and $244 million in related party taxes payable for federal and state tax liabilities. The increase in federal tax liability is due to the full utilization of net operating loss carryforwards.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2011 to 2021 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
Note 15. Supplemental Information for the Consolidated Statements of Cash Flows
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2021	2020	2019
Interest costs (none capitalized)	$2,519	$2,947	$3,475
Income taxes	$962	$97	$60
Non-cash investing items consist of the following:

	Years Ended December 31,
	2021	2020	2019
Subvention receivable from GM(a)	$282	$642	$676
Commercial loan funding payable to GM(a)	$26	$23	$74
_________________
(a)Refer to Note 2 for further information.
Note 16. Segment Reporting and Geographic Information
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2021
	North America	International	Total
Total revenue	$12,503	$916	$13,419
Operating expenses	1,328	320	1,648
Leased vehicle expenses	4,093	49	4,142
Provision for loan losses	164	84	248
Interest expense	2,309	237	2,546
Equity income	—	201	201
Income before income taxes	$4,609	$427	$5,036

	Year Ended December 31, 2020
	North America	International	Total
Total revenue	$12,851	$980	$13,831
Operating expenses	1,184	306	1,490
Leased vehicle expenses	5,834	48	5,882
Provision for loan losses	653	228	881
Interest expense	2,717	306	3,023
Equity income	—	147	147
Income before income taxes	$2,463	$239	$2,702

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2019
	North America	International	Total
Total revenue	$13,318	$1,236	$14,554
Operating expenses	1,172	392	1,564
Leased vehicle expenses	6,634	51	6,685
Provision for loan losses	569	157	726
Interest expense	3,171	470	3,641
Equity income	—	166	166
Income before income taxes	$1,772	$332	$2,104

	December 31, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Finance receivables, net	$58,883	$4,096	$62,979	$53,332	$5,058	$58,390
Leased vehicles, net	$37,741	$188	$37,929	$39,656	$163	$39,819
Total assets	$106,572	$7,214	$113,786	$105,507	$8,318	$113,825
The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2021		2020		2019
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$11,718	$34,452	$12,178	$36,773	$12,672	$39,509
Non-U.S.(b)	1,701	3,629	1,653	3,230	1,882	2,772
Total consolidated	$13,419	$38,081	$13,831	$40,003	$14,554	$42,281
_________________
(a)Long-lived assets include $37.9 billion, $39.8 billion, and $42.1 billion of vehicles on operating leases at December 31, 2021, 2020 and 2019.
(b)No individual country represents more than 10% of our total revenue or long-lived assets.
Note 17. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 38.5% and the minimum capital requirement was 9.6%. Total assets of our regulated international banks and finance companies were approximately $5.1 billion and $6.2 billion at December 31, 2021 and 2020.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer (CEO) and principal financial officer (CFO), as appropriate to allow for timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2021. Based on this evaluation, required by paragraph (b) of Rule 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2021, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2021. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2021.
Changes in Internal Control over Financial Reporting There were no changes made to our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment to ensure that any changes as a result of physical distancing are addressed and any increased risks are mitigated. For additional information refer to Item 1A. Risk Factors.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 14. Principal Accountant Fees and Services

	Years Ended December 31,
	2021	2020
Audit fees(a)	$5	$5
Audit-related fees(b)	3	2
Tax services fees(c)	—	—
Total fees	$8	$7
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
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and 2020.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
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
Incorporated by Reference

3.1
Second Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on February 10, 2021.
Incorporated by Reference

3.2	Third Amended and Restated Bylaws of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on February 10, 2021.	Incorporated by Reference

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

4.2.1
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

4.2.2
Sixth Supplemental Indenture, dated April 10, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.450% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on April 13, 2015.
Incorporated by Reference

Exhibit No.	Description
4.2.3
Eighth Supplemental Indenture, dated July 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 4.300% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on July 13, 2015.
Incorporated by Reference

4.3
Indenture, dated October 13, 2015, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.3.1
Fifth Supplemental Indenture, dated March 1, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 5.250% Senior Notes due 2026, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.3.2
Eighth Supplemental Indenture, dated May 9, 2016, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to the 3.700% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2016.
Incorporated by Reference

4.3.3
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

4.3.4
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

4.3.5
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

4.3.6
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

4.3.7
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

4.3.8
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

4.3.9
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
4.3.10
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

4.3.11
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

4.3.12
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

4.3.13
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

4.3.14
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

4.3.15
Thirty-Second Supplemental Indenture, dated June 19, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 4.150% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 19, 2018.
Incorporated by Reference

4.3.16
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

4.3.17
Thirty-Fifth Supplemental Indenture, dated April 8, 2019, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 3.550% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 8, 2019.
Incorporated by Reference

4.3.18
Thirty-Sixth Supplemental Indenture, dated January 9, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 2.900% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 9, 2020.
Incorporated by Reference

4.3.19
Thirty-Seventh Supplemental Indenture, dated May 15, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 5.200% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 15, 2020.
Incorporated by Reference

4.3.20
Thirty-Eighth Supplemental Indenture, dated June 22, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 2.750% Senior Notes due 2025 and 3.600% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 22, 2020.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.21
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

4.3.22
Fortieth Supplemental Indenture, dated November 18, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 18, 2020.
Incorporated by Reference

4.3.23
Forty-First Supplemental Indenture, dated January 8, 2021, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 1.250% Senior Notes due 2026 and 2.350% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 8, 2021.
Incorporated by Reference

4.3.24
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

4.3.25
Forty-Third Supplemental Indenture, dated June 10, 2021, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 1.500% Senior Notes due 2026 and 2.700% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 10, 2021.
Incorporated by Reference

4.3.26
Forty-Fourth Supplemental Indenture, dated October 15, 2021, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2024, 1.200% Senior Notes due 2024 and 2.400% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 18, 2021.
Incorporated by Reference

4.4
Indenture, dated June 21, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3, filed on June 21, 2017.
Incorporated by Reference

4.5	Description of Securities, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K, filed on February 5, 2020.	Incorporated by Reference

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

10.7
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

10.8
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer.	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer.	Filed Herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements	Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted as iXBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 2, 2022
Daniel E. Berce

/s/ SUSAN B. SHEFFIELD	Executive Vice President and Chief Financial Officer	February 2, 2022
Susan B. Sheffield

/s/ CONNIE COFFEY	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 2, 2022
Connie Coffey

/s/ MARY T. BARRA	Director	February 2, 2022
Mary T. Barra

/s/ PAUL A. JACOBSON	Director	February 2, 2022
Paul A. Jacobson