Form 10-Q
period 2022-03-31
General Motors Financial Company, Inc.
filed 2022-04-27
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 26, 2022, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$4,483	$3,948
Finance receivables, net of allowance for loan losses $1,928 and $1,886 (Note 3; Note 7 VIEs)	64,970	62,979
Leased vehicles, net (Note 4; Note 7 VIEs)	36,581	37,929
Goodwill	1,176	1,169
Equity in net assets of non-consolidated affiliates (Note 5)	1,779	1,717
Related party receivables (Note 2)	397	301
Other assets (Note 7 VIEs)	6,799	5,743
Total assets	$116,186	$113,786
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$37,362	$39,338
Unsecured debt (Note 6)	55,552	53,223
Deferred income	2,451	2,551
Related party payables (Note 2)	243	313
Other liabilities	5,575	4,567
Total liabilities	101,182	99,992
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,701	8,692
Accumulated other comprehensive income (loss)	(1,034)	(1,273)
Retained earnings	7,337	6,375
Total shareholders' equity	15,004	13,794
Total liabilities and shareholders' equity	$116,186	$113,786
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Finance charge income	$1,010	$1,016
Leased vehicle income	2,066	2,321
Other income	80	70
Total revenue	3,156	3,407
Costs and expenses
Operating expenses	372	411
Leased vehicle expenses	855	1,244
Provision for loan losses (Note 3)	122	(26)
Interest expense	577	650
Total costs and expenses	1,926	2,279
Equity income (Note 5)	54	54
Income before income taxes	1,284	1,182
Income tax provision (Note 11)	322	304
Net income	962	878
Less: cumulative dividends on preferred stock	30	30
Net income attributable to common shareholder	$932	$848

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$962	$878
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax benefit (expense) of $(31), $(17)	95	49
Foreign currency translation adjustment	144	(72)
Other comprehensive income (loss), net of tax	238	(23)
Comprehensive income (loss)	$1,200	$855
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2021	$—	$—	$8,642	$(1,309)	$6,265	$13,598
Net income	—	—	—	—	878	878
Other comprehensive income (loss)	—	—	—	(23)	—	(23)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(661)	(661)
Balance at March 31, 2021	$—	$—	$8,650	$(1,332)	$6,482	$13,800

Balance at January 1, 2022	$—	$—	$8,692	$(1,273)	$6,375	$13,794
Net income	—	—	—	—	962	962
Other comprehensive income (loss)	—	—	—	238	—	238
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2022	$—	$—	$8,701	$(1,034)	$7,337	$15,004
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$962	$878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,275	1,715
Accretion and amortization of loan and leasing fees	(292)	(410)
Undistributed earnings of non-consolidated affiliates, net	(54)	(54)
Provision for loan losses	122	(26)
Deferred income taxes	306	216
Stock-based compensation expense	10	8
Gain on termination of leased vehicles	(369)	(416)
Other operating activities	(101)	23
Changes in assets and liabilities:
Other assets	(381)	48
Other liabilities	(144)	(361)
Related party payables	(85)	(96)
Net cash provided by operating activities	1,248	1,525
Cash flows from investing activities
Purchases of retail finance receivables, net	(8,144)	(8,245)
Principal collections and recoveries on retail finance receivables	6,904	5,749
Net collections (funding) of commercial finance receivables	(541)	2,079
Purchases of leased vehicles, net	(2,990)	(6,066)
Proceeds from termination of leased vehicles	3,732	4,919
Other investing activities	(10)	(17)
Net cash used in investing activities	(1,048)	(1,581)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	712	1,547
Borrowings and issuances of secured debt	6,332	8,720
Payments on secured debt	(8,367)	(8,663)
Borrowings and issuances of unsecured debt	4,352	4,385
Payments on unsecured debt	(2,416)	(3,879)
Debt issuance costs	(37)	(46)
Dividends paid	(59)	(661)
Net cash provided by financing activities	517	1,403
Net increase in cash, cash equivalents and restricted cash	717	1,347
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	53	(50)
Cash, cash equivalents and restricted cash at beginning of period	7,183	8,126
Cash, cash equivalents and restricted cash at end of period	$7,953	$9,423

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2022
Cash and cash equivalents	$4,483
Restricted cash included in other assets	3,470
Total	$7,953
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

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
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 2, 2022 (2021 Form 10-K). Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
The condensed consolidated financial statements at March 31, 2022, and for the three months ended March 31, 2022 and 2021, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements.
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
Accounting Standards Not Yet Adopted In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." We adopted ASU 2016-13 on January 1, 2020. ASU 2022-02 enhances disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, ASU 2022-02 amends the guidance on vintage disclosures to require entities to disclose current-period gross write-offs by year of origination.
For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13.
The adoption of ASU 2022-02 is not expected to have a material impact on our consolidated financial statements.
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
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During the three months ended March 31, 2022, we made payments of $89 million to GM for state and federal income taxes related to the years 2021 and 2020. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. In addition, amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	March 31, 2022	December 31, 2021
Commercial finance receivables, net due from dealers consolidated by GM(a)	$122	$163
Subvention receivable(b)	$357	$282
Commercial loan funding payable(c)	$41	$26
Taxes payable(c)	$194	$282

	Three Months Ended March 31,
Income Statement Data	2022	2021
Interest subvention earned on retail finance receivables(d)	$210	$179
Interest subvention earned on commercial finance receivables(d)	$10	$9
Leased vehicle subvention earned(e)	$547	$721
_________________
(a)Included in finance receivables, net.
(b)Included in related party receivables. We received subvention payments from GM of $439 million and $1.0 billion for the three months ended March 31, 2022 and 2021.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility). At March 31, 2022 and December 31, 2021, we had no borrowings outstanding under any of the GM revolving credit facilities. In April 2022, GM renewed the GM Revolving 364-Day Credit Facility, which now matures on April 4, 2023.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise up to an aggregate of $5.0 billion, over time, through 2024, to fund the purchase of autonomous vehicles from GM. At March 31, 2022 and December 31, 2021, Cruise had no borrowings outstanding under the credit agreement.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	March 31, 2022	December 31, 2021
Retail finance receivables
Retail finance receivables, net of fees(a)	$59,503	$58,093
Less: allowance for loan losses	(1,884)	(1,839)
Total retail finance receivables, net	57,618	56,254
Commercial finance receivables
Commercial finance receivables, net of fees(b)	7,395	6,772
Less: allowance for loan losses	(44)	(47)
Total commercial finance receivables, net	7,352	6,725
Total finance receivables, net	$64,970	$62,979
Fair value utilizing Level 2 inputs	$7,352	$6,725
Fair value utilizing Level 3 inputs	$57,774	$57,613
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b) Net of dealer cash management balances of $1.2 billion and $1.0 billion at March 31, 2022 and December 31, 2021.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2022	2021
Allowance for retail loan losses beginning balance	$1,839	$1,915
Provision for loan losses	126	(13)
Charge-offs	(275)	(253)
Recoveries	177	149
Foreign currency translation	18	(14)
Allowance for retail loan losses ending balance	$1,884	$1,784
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at March 31, 2022 and December 31, 2021:

	Year of Origination						March 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime - FICO Score 680 and greater	$6,019	$17,792	$11,121	$3,540	$1,912	$655	$41,039	69.0%
Near-prime - FICO Score 620 to 679	856	3,569	2,153	1,089	553	274	8,494	14.3
Sub-prime - FICO Score less than 620	929	3,720	2,258	1,563	831	669	9,970	16.8
Retail finance receivables, net of fees	$7,804	$25,081	$15,531	$6,192	$3,296	$1,599	$59,503	100.0%

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime - FICO Score 680 and greater	$19,729	$12,408	$4,078	$2,298	$763	$143	$39,419	67.9%
Near-prime - FICO Score 620 to 679	3,856	2,388	1,229	648	274	84	8,479	14.6
Sub-prime - FICO Score less than 620	4,053	2,528	1,777	972	570	295	10,195	17.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2022 and December 31, 2021, as well as summary totals for March 31, 2021:

	Year of Origination						March 31, 2022		March 31, 2021
	2022	2021	2020	2019	2018	Prior	Total	Percent	Total	Percent
0 - 30 days	$7,788	$24,672	$15,197	$5,934	$3,139	$1,448	$58,179	97.8%	$52,367	98.1%

31 - 60 days	15	298	246	192	119	113	983	1.7	741	1.4
Greater than 60 days	—	95	79	59	34	34	302	0.5	257	0.5
Finance receivables more than 30 days delinquent	15	393	325	251	153	148	1,285	2.2	998	1.9
In repossession	—	16	9	7	3	3	39	0.1	32	—
Finance receivables more than 30 days delinquent or in repossession	15	409	334	258	157	150	1,324	2.2	1,030	1.9
Retail finance receivables, net of fees	$7,804	$25,081	$15,531	$6,192	$3,296	$1,599	$59,503	100.0%	$53,397	100.0%

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
0 - 30 days	$27,270	$16,945	$6,772	$3,721	$1,478	$440	$56,626	97.5%

31 - 60 days	273	276	230	147	97	60	1,083	1.8
Greater than 60 days	83	93	76	46	30	21	349	0.6
Finance receivables more than 30 days delinquent	356	369	306	193	127	81	1,432	2.4
In repossession	12	10	6	4	2	1	35	0.1
Finance receivables more than 30 days delinquent or in repossession	368	379	312	197	129	82	1,467	2.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $527 million and $602 million at March 31, 2022 and December 31, 2021. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.
Impaired Retail Finance Receivables - TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs was $1.9 billion, including $183 million in nonaccrual loans at March 31, 2022, and $1.9 billion, including $219 million in nonaccrual loans at December 31, 2021. For definition and additional information on TDRs, see Note 1 in our 2021 Form 10-K. Additional TDR activity is presented below:

	Three Months Ended March 31,
	2022	2021
Number of loans classified as TDRs during the period	11,848	11,376
Outstanding amortized cost of loans classified as TDRs during the period	$238	$234
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three months ended March 31, 2022 and 2021.

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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at March 31, 2022 and December 31, 2021:

	Year of Origination							March 31, 2022
Dealer Risk Rating	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$5,898	$129	$417	$416	$113	$51	$56	$7,081	95.7%
II	209	—	7	16	13	—	10	254	3.4
III	58	—	—	—	1	—	1	60	0.8
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$6,165	$129	$424	$432	$126	$52	$67	$7,395	100.0%

	Year of Origination							December 31, 2021
Dealer Risk Rating	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,296	$433	$426	$131	$57	$50	$10	$6,403	94.6%
II	213	5	16	12	1	10	—	257	3.8
III	81	8	15	2	—	2	4	112	1.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$5,590	$446	$457	$145	$58	$62	$14	$6,772	100.0%
Floorplan advances comprise 94% of the total revolving balances at March 31, 2022 and December 31, 2021. Dealer term loans are presented by year of origination.
At March 31, 2022 and December 31, 2021, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2022 and 2021. There were no commercial finance receivables on nonaccrual status and none were classified as TDRs at March 31, 2022 and December 31, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4. Leased Vehicles

	March 31, 2022	December 31, 2021
Leased vehicles	$52,401	$54,821
Manufacturer subvention	(6,732)	(7,398)
Net capitalized cost	45,669	47,423
Less: accumulated depreciation	(9,088)	(9,494)
Leased vehicles, net	$36,581	$37,929
Depreciation expense related to leased vehicles, net was $1.2 billion and $1.7 billion for the three months ended March 31, 2022 and 2021.
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2022:

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments under operating leases	$4,167	$3,790	$1,546	$213	$4	$—	$9,721
Note 5. Equity in Net Assets of Non-consolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
There have been no ownership changes in our joint ventures since December 31, 2021. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2022	2021
Finance charge income	$451	$430
Income before income taxes	$206	$203
Net income	$154	$153
At March 31, 2022 and December 31, 2021, we had undistributed earnings of $794 million and $740 million related to our non-consolidated affiliates.
Note 6. Debt

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,552	$1,551	$3,497	$3,495
Securitization notes payable	35,809	35,450	35,841	35,906
Total secured debt	37,362	37,002	39,338	39,401
Unsecured debt
Senior notes	47,371	46,485	45,386	46,539
Credit facilities	1,213	1,190	1,229	1,211
Other unsecured debt	6,968	6,972	6,608	6,607
Total unsecured debt	55,552	54,648	53,223	54,357
Total secured and unsecured debt	$92,913	$91,649	$92,561	$93,758
Fair value utilizing Level 2 inputs		$89,810		$92,250
Fair value utilizing Level 3 inputs		$1,839		$1,508

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the three months ended March 31, 2022, we renewed credit facilities with a total borrowing capacity of $1.9 billion, and we issued $5.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.74% and maturity dates ranging from 2023 to 2029.
Unsecured Debt During the three months ended March 31, 2022, we issued $3.7 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.40% and maturity dates ranging from 2024 to 2032.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2022, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities and Other Transfers of Finance Receivables
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2022	December 31, 2021
Restricted cash(a)	$2,952	$2,740
Finance receivables, net of fees	$30,387	$31,940
Lease related assets	$16,148	$16,143
Secured debt	$37,288	$39,277
_______________
(a) Included in other assets.
We use SPEs that are considered VIEs to issue variable funding notes to third-party, bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs. We determined that we are the primary beneficiary of the VIEs because our servicing responsibilities give us the power to direct the activities that most significantly impact the performance of the VIEs and our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The respective assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that we provide as the servicer. We are not required, and do not currently intend, to provide any additional financial support to these VIEs. While these subsidiaries are included in our condensed consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, lease-related assets and cash held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries.
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At March 31, 2022 and December 31, 2021, $167 million and $500 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $139 million and $125 million in secured debt outstanding.

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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	March 31, 2022			December 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$19,310	$11	$345	$15,058	$74	$88
Foreign currency swaps	—	—	—	682	—	59
Cash flow hedges
Interest rate swaps	709	17	4	611	12	4
Foreign currency swaps	7,945	79	221	7,419	85	201
Derivatives not designated as hedges
Interest rate contracts	108,709	1,245	797	110,053	846	339
Foreign currency contracts	—	—	—	148	—	—
Total	$136,674	$1,353	$1,368	$133,971	$1,017	$691
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2022 and December 31, 2021, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $778 million and $505 million. At March 31, 2022 and December 31, 2021, we held $323 million and $376 million of collateral from counterparties that was available for netting against our asset positions. At March 31, 2022 and December 31, 2021, we posted $432 million and $45 million of collateral to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Unsecured debt	$26,157	$24,964	$153	$(226)
 _________________
(a)Includes $196 million and $246 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at March 31, 2022 and December 31, 2021.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2022		2021
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$376	$—	$352	$—
Interest rate swaps	(340)	—	(335)	—
Hedged items - foreign currency swaps(c)	—	23	—	77
Foreign currency swaps	(2)	(24)	(5)	(76)
Cash flow hedges
Interest rate swaps	2	—	(5)	—
Hedged items - foreign currency swaps(c)	—	160	—	190
Foreign currency swaps	(38)	(160)	(30)	(190)
Derivatives not designated as hedges
Interest rate contracts	—	—	20	—
Total income (losses) recognized	$(2)	$—	$(3)	$1
_________________
(a)Total interest expense was $577 million and $650 million for the three months ended March 31, 2022 and 2021.
(b)Total operating expenses were $372 million and $411 million for the three months ended March 31, 2022 and 2021.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss):

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2022	2021
Fair value hedges
Foreign currency swaps	$(2)	$(3)
Cash flow hedges
Interest rate swaps	4	5
Foreign currency swaps	(57)	(125)
Total	$(55)	$(123)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income
	Three Months Ended March 31,
	2022	2021
Fair value hedges
Foreign currency swaps	$2	$3
Cash flow hedges
Interest rate swaps	(1)	3
Foreign currency swaps	149	166
Total	$150	$172
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to interest expense. During the next 12 months, we estimate an insignificant amount in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2022, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $259 million, and we have accrued $146 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $68 million at March 31, 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Shareholders' Equity

	March 31, 2022	December 31, 2021
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the three months ended March 31, 2021, our Board of Directors declared and paid dividends of $600 million on our common stock to General Motors Holdings LLC.

	March 31, 2022	December 31, 2021
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
During the three months ended March 31, 2022, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $14 million to holders of record of our Series C Preferred Stock. During the three months ended March 31, 2021, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $16 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2022	2021
Unrealized gain (loss) on hedges
Beginning balance	$(77)	$(157)
Change in value of hedges, net of tax	95	49
Ending balance	19	(108)
Defined benefit plans
Beginning balance	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	—	—
Ending balance	—	1
Foreign currency translation adjustment
Beginning balance	(1,197)	(1,153)
Translation gain (loss), net of tax	144	(72)
Ending balance	(1,053)	(1,225)
Total accumulated other comprehensive income (loss)	$(1,034)	$(1,332)
Note 11. Income Taxes
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. The following tables summarize key operating data for our operating segments:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	North America	International	Total	North America	International	Total
Total revenue	$2,930	$226	$3,156	$3,171	$236	$3,407
Operating expenses	303	69	372	339	72	411
Leased vehicle expenses	842	13	855	1,231	13	1,244
Provision for loan losses	98	24	122	(44)	18	(26)
Interest expense	507	70	577	592	58	650
Equity income	—	54	54	—	54	54
Income before income taxes	$1,179	$105	$1,284	$1,053	$129	$1,182

	March 31, 2022			December 31, 2021
	North America	International	Total	North America	International	Total
Finance receivables, net	$60,492	$4,478	$64,970	$58,883	$4,096	$62,979
Leased vehicles, net	$36,380	$201	$36,581	$37,741	$188	$37,929
Total assets	$108,551	$7,635	$116,186	$106,572	$7,214	$113,786
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $5.4 billion and $5.1 billion at March 31, 2022 and December 31, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 2, 2022 (2021 Form 10-K) for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2021 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Overview
We continue to monitor the impact of the COVID-19 pandemic, government actions and measures taken to prevent its spread, and the potential to affect our operations, particularly in China. We are also monitoring the current global economic environment, including specifically the inflationary pressures in the U.S. and the macroeconomic impact of the conflict in the Ukraine, and any resulting impacts on our financial position and results of operations. Refer to the "Risk Factors" section of our 2021 Form 10-K for additional information.
Results of Operations
This section discusses our results of operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Income before income taxes for the three months ended March 31, 2022 increased to $1.3 billion from $1.2 billion for the three months ended March 31, 2021. Key drivers of the change in income before income taxes include the following:
•Leased vehicle income decreased $255 million primarily due to a decrease in the size of the leased vehicles portfolio.
•Leased vehicle expenses decreased $389 million primarily due to a $431 decrease in depreciation on leased vehicles, resulting from increased residual value estimates and a decrease in the size of the leased vehicles portfolio, partially offset by a $47 million decrease in lease termination gains.
•Provision for loan losses increased $148 million primarily due to a reduction in reserve levels recorded in the three months ended March 31, 2021 as a result of actual credit performance that was better than forecast, as well as favorable expectations for charge-offs and recoveries to reflect improved forecast economic conditions.
•Interest expense decreased $73 million primarily due to decreased credit spreads on our debt, as well as a decrease in the average debt outstanding.
Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity increased to 29.8% for the four quarters ended March 31, 2022 from 24.3% for the four quarters ended March 31, 2021 primarily due to increased earnings.
We use return on average tangible common equity, a non-generally accepted accounting principle (GAAP) measure, to measure our contribution to General Motors Company's (GM) enterprise profitability and cash flow. Our return on average tangible common equity increased to 32.9% for the four quarters ended March 31, 2022 from 27.3% for the four quarters ended March 31, 2021 primarily due to increased earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2022	March 31, 2021
Net income attributable to common shareholder	$3,754	$2,615

Average equity	$14,556	$12,486
Less: average preferred equity	(1,969)	(1,742)
Average common equity	12,587	10,744
Less: average goodwill	(1,171)	(1,169)
Average tangible common equity	$11,415	$9,575

Return on average common equity	29.8%	24.3%
Return on average tangible common equity	32.9%	27.3%
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
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Average Earning Assets	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount	Percentage
Average retail finance receivables	$58,827	$52,519	$6,308	12.0%
Average commercial finance receivables	6,987	8,113	(1,126)	(13.9)%
Average finance receivables	65,814	60,632	5,182	8.5%
Average leased vehicles, net	37,249	40,102	(2,853)	(7.1)%
Average earning assets	$103,063	$100,734	$2,329	2.3%

Retail finance receivables purchased	$8,074	$8,232	$(158)	(1.9)%
Leased vehicles purchased	$3,542	$5,760	$(2,218)	(38.5)%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Origination volume was also impacted by higher average amounts financed. Our penetration of GM's retail sales in the U.S. was 46.1% and 43.8% for the three months ended March 31, 2022 and 2021. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to reduced dealer new vehicle inventory.
Leased vehicles purchased decreased during the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to sustained low new vehicle inventory and reduced new vehicle incentive levels.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount	Percentage
Finance charge income
Retail finance receivables	$945	$945	$—	—%
Commercial finance receivables	$65	$71	$(6)	(8.5)%
Leased vehicle income	$2,066	$2,321	$(255)	(11.0)%
Other income	$80	$70	$10	14.3%
Equity income	$54	$54	$—	—%
Effective yield - retail finance receivables	6.5%	7.3%
Effective yield - commercial finance receivables	3.8%	3.5%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables was flat for the three months ended March 31, 2022 compared to the same period in 2021, as the increase due to a higher average balance of retail finance receivables was offset by the decrease in effective yield as a result of the expansion of the retail loan portfolio into prime credit. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased due to a decrease in the size of the portfolio as a result of continued reduced dealer new vehicle inventory, partially offset by an increase in the effective yield as a result of higher benchmark rates.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the size of the leased vehicles portfolio.

Costs and Expenses	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount	Percentage
Operating expenses	$372	$411	$(39)	(9.5)%
Leased vehicle expenses	$855	$1,244	$(389)	(31.3)%
Provision for loan losses	$122	$(26)	$148	(569.2)%
Interest expense	$577	$650	$(73)	(11.2)%
Average debt outstanding	$92,802	$93,870	$(1,068)	(1.1)%
Effective rate of interest on debt	2.5%	2.8%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.5% and 1.7% for the three months ended March 31, 2022 and 2021.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $431 million decrease in depreciation on leased vehicles, resulting equally from increased residual value estimates and a decrease in the size of the portfolio, partially offset by a $47 million decrease in lease termination gains, resulting from fewer vehicles returned to us for remarketing for the three months ended March 31, 2022 compared to the same period in 2021.
Provision for Loan Losses Provision for loan losses increased primarily due to a reduction in reserve levels recorded in the three months ended March 31, 2021 as a result of actual credit performance that was better than forecast, as well as favorable expectations for charge-offs and recoveries to reflect improved forecast economic conditions.
Interest Expense Interest expense decreased primarily due to decreased credit spreads on our debt, as well as a decrease in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 26.2% and 27.0% of income before income taxes and equity income for the three months ended March 31, 2022 and 2021. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our non-U.S. entities included in our effective tax rate calculation.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gains on hedges included in other comprehensive income (loss) were $95 million and $49 million for the three months ended March 31, 2022 and 2021. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $144 million and $(72) million for the three months ended March 31, 2022 and 2021. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended March 31, 2022 was primarily due to appreciating values of the Brazilian Real, the Chilean Peso and the Mexican Peso in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended March 31, 2021 was primarily due to depreciating values of the Brazilian Real and the Mexican Peso in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$41,039	69.0%	$39,419	67.9%
Near-prime - FICO Score 620 to 679	8,494	14.3	8,479	14.6
Sub-prime - FICO Score less than 620	9,970	16.8	10,195	17.5
Retail finance receivables, net of fees	59,503	100.0%	58,093	100.0%
Less: allowance for loan losses	(1,884)		(1,839)
Retail finance receivables, net	$57,618		$56,254
Number of outstanding contracts	2,846,673		2,861,963
Average amount of outstanding contracts (in dollars)(a)	$20,903		$20,298
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.2%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	March 31, 2022		March 31, 2021
	Amount	Percentage	Amount	Percentage
31 - 60 days	$983	1.7%	$741	1.4%
Greater than 60 days	302	0.5	257	0.5
Total finance receivables more than 30 days delinquent	1,285	2.2	998	1.9
In repossession	39	0.1	32	—
Total finance receivables more than 30 days delinquent or in repossession	$1,324	2.2%	$1,030	1.9%
At March 31, 2022 and 2021, delinquency continued to be lower than historical levels primarily due to favorable labor markets and strong household balance sheets. We expect that delinquency will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.
Troubled Debt Restructurings (TDRs) Refer to Note 3 to our condensed consolidated financial statements for further information on TDRs.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2022	2021
Charge-offs	$275	$253
Less: recoveries	(177)	(149)
Net charge-offs	$97	$104
Net charge-offs as an annualized percentage of average retail finance receivables	0.7%	0.8%
Net charge-offs for the three months ended March 31, 2022 and 2021, continued to be lower than historical levels primarily due to favorable labor markets, strong household balance sheets and improved recovery rates on repossessed vehicles. We expect that charge-offs will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	March 31, 2022	December 31, 2021
Commercial finance receivables, net of fees	$7,395	$6,772
Less: allowance for loan losses	(44)	(47)
Commercial finance receivables, net	$7,352	$6,725
Number of dealers	2,313	2,305
Average carrying amount per dealer	$3	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.6%	0.7%
At March 31, 2022 and December 31, 2021, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2022 and 2021, and substantially all of our commercial finance receivables were current with respect to payment status at March 31, 2022 and December 31, 2021.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended March 31,
	2022	2021
Operating leases purchased	80	135
Operating leases terminated	151	142
Operating leased vehicles returned(a)	2	74
Percentage of leased vehicles returned(b)	1%	52%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.

The return rate is dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Used vehicle prices were sustained at high levels for the three months ended March 31, 2022, primarily due to low new vehicle inventory, and resulted in unusually low return rates. The high levels of used vehicle prices also resulted in gains on terminations of leased vehicles of $369 million and $416 million for the three months ended March 31, 2022 and 2021. The decrease in gains is due to fewer vehicles returned for the three months ended March 31, 2022 compared to the same period in 2021. For the remainder of 2022, we expect used vehicle prices to decrease relative to 2021 levels, but to remain above pre-pandemic levels, primarily due to sustained low new vehicle inventory.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2022			December 31, 2021
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$16,134	850	67.2%	$16,696	897	67.3%
Trucks	7,741	256	20.3	7,886	264	19.8
SUVs	2,952	75	5.9	3,104	80	5.9
Cars	1,278	83	6.5	1,430	93	7.0
Total	$28,105	1,264	100.0%	$29,116	1,334	100.0%
At March 31, 2022 and 2021, 99.6% and 99.6% of our operating leases were current with respect to payment status.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net proceeds from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our primary uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses, income taxes and dividend payments.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are financed initially by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
The following table summarizes our available liquidity:

Liquidity	March 31, 2022	December 31, 2021
Cash and cash equivalents(a)	$4,483	$3,948
Borrowing capacity on unpledged eligible assets	21,842	19,283
Borrowing capacity on committed unsecured lines of credit	643	518
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$29,968	$26,749
_________________
(a)Includes $371 million and $348 million in unrestricted cash outside of the U.S. at March 31, 2022 and December 31, 2021. This cash is considered to be indefinitely invested based on specific plans for reinvestment.
At March 31, 2022, available liquidity increased from December 31, 2021, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and increase in cash and cash equivalents. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2022, available liquidity exceeded our liquidity targets.
Our support agreement with GM (the Support Agreement) provides that GM will use commercially reasonable efforts to ensure we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility) and a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the "Junior Subordinated Revolving Credit Facility"). At March 31, 2022, we had no borrowings outstanding under any of the GM revolving credit facilities. In April 2022, GM renewed the GM Revolving 364-Day Credit Facility, which now matures on April 4, 2023.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise up to an aggregate of $5.0 billion, over time, through 2024, to fund the purchase of autonomous vehicles from GM. At March 31, 2022 and December 31, 2021, Cruise had no borrowings outstanding under the credit agreement.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Cash Flow	Three Months Ended March 31,		2022 vs. 2021
	2022	2021
Net cash provided by operating activities	$1,248	$1,525	$(277)
Net cash used in investing activities	$(1,048)	$(1,581)	$533
Net cash provided by financing activities	$517	$1,403	$(886)
During the three months ended March 31, 2022, net cash provided by operating activities decreased primarily due to a decrease in leased vehicle income of $255 million and a decrease in counterparty derivative collateral posting activities of $189 million, partially offset by a decrease in interest paid of $158 million.
During the three months ended March 31, 2022, net cash used in investing activities decreased primarily due to a decrease in purchases of leased vehicles of $3.1 billion and an increase in collections and recoveries on retail finance receivables of $1.2 billion, partially offset by a decrease in net collections of commercial finance receivables of $2.6 billion and a decrease in proceeds from termination of leased vehicles of $1.2 billion.
During the three months ended March 31, 2022, net cash provided by financing activities decreased primarily due to a decrease in borrowings of $3.3 billion, partially offset by a decrease in debt repayments of $1.8 billion and a decrease in dividend payments of $600 million.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At March 31, 2022, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,208	$1,552
Revolving commercial asset-secured facilities(b)	3,960	—
Total secured	26,168	1,552
Unsecured committed facilities	653	10
Unsecured uncommitted facilities(c)	1,203	1,203
Total unsecured	1,856	1,213
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,024	$2,766
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had an insignificant amount in advances outstanding and $803 million in unused borrowing capacity on these uncommitted facilities at March 31, 2022.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $2.0 billion in unused borrowing capacity on these facilities at March 31, 2022.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At March 31, 2022
2017	December 2023			$1,300	$127
2018	February 2024	-	September 2026	$8,567	1,152
2019	April 2022	-	July 2027	$10,236	2,935
2020	August 2023	-	August 2028	$23,939	10,361
2021	December 2022	-	June 2034	$23,263	16,368
2022	October 2023	-	May 2029	$5,167	4,932
Total active securitizations					35,875
Debt issuance costs					(66)
Total					$35,809
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2022, the aggregate principal amount of our outstanding unsecured senior notes was $47.7 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At March 31, 2022, we had $3.6 billion outstanding in demand notes and $2.1 billion under the U.S. commercial paper program.
LIBOR Transition The U.K. Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain U.S. Dollar LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether LIBOR will continue to be published by its administrator based on continued bank submissions, or on any other basis, after such dates. Regulators, industry groups and certain committees such as the Alternative Reference Rates Committee have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as Secured Overnight Financing Rate, and proposed implementations of the recommended alternatives in floating rate financial instruments. For more information on the expected replacement of LIBOR, see the "Risk Factors" section of our 2021 Form 10-K.
Support Agreement Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 7.49x and 8.07x at March 31, 2022 and December 31, 2021, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $962 million in net income.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We define our asset and liability profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for earning assets and debt at March 31, 2022:

	2022	2023	2024	2025 and Thereafter
Encumbered assets	$19,534	$36,777	$45,215	$49,487
Unencumbered assets	25,366	39,477	53,530	66,699
Total assets	44,900	76,254	98,745	116,186

Secured debt	14,774	27,816	34,198	37,429
Unsecured debt	12,266	20,971	29,333	55,850
Total debt(a)	27,040	48,787	63,531	93,279
Net excess liquidity	$17,860	$27,467	$35,214	$22,907
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses in the periods presented. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including our 2021 Form 10-K. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
Available Information
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2021. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2021 Form 10-K.
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

4.1
Forty-Fifth Supplemental Indenture, dated January 11, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2027, 2.350% Senior Notes due 2027 and 3.100% Senior Notes due 2032, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 11, 2022
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as iXBRL and contained in Exhibit 101	Filed Herewith

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	April 27, 2022	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer