Form 10-Q
period 2022-09-30
General Motors Financial Company, Inc.
filed 2022-10-25
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 24, 2022, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$4,079	$3,948
Finance receivables, net of allowance for loan losses $2,086 and $1,886 (Note 3; Note 7 VIEs)	70,845	62,979
Leased vehicles, net (Note 4; Note 7 VIEs)	33,778	37,929
Goodwill	1,168	1,169
Equity in net assets of nonconsolidated affiliates (Note 5)	1,705	1,717
Related party receivables (Note 2)	506	301
Other assets (Note 7 VIEs)	7,730	5,743
Total assets	$119,811	$113,786
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7 VIEs)	$40,733	$39,338
Unsecured debt (Note 6)	53,090	53,223
Deferred income	2,299	2,551
Related party payables (Note 2)	213	313
Other liabilities	8,384	4,567
Total liabilities	104,720	99,992
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,723	8,692
Accumulated other comprehensive income (loss)	(1,402)	(1,273)
Retained earnings	7,770	6,375
Total shareholders' equity	15,091	13,794
Total liabilities and shareholders' equity	$119,811	$113,786
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Finance charge income	$1,158	$1,035	$3,230	$3,087
Leased vehicle income	1,912	2,246	5,967	6,871
Other income	118	73	292	229
Total revenue	3,187	3,354	9,489	10,187
Costs and expenses
Operating expenses	436	381	1,202	1,170
Leased vehicle expenses	939	1,088	2,650	3,157
Provision for loan losses (Note 3)	180	141	500	174
Interest expense	764	704	1,984	1,987
Total costs and expenses	2,320	2,314	6,336	6,488
Equity income (Note 5)	44	53	148	157
Income before income taxes	911	1,093	3,301	3,856
Income tax provision (Note 11)	223	271	822	976
Net income (loss)	688	822	2,479	2,880
Less: cumulative dividends on preferred stock	30	30	89	89
Net income (loss) attributable to common shareholder	$659	$792	$2,390	$2,791

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$688	$822	$2,479	$2,880
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $—, $(3),$(37),$(18)	(1)	8	114	50
Foreign currency translation adjustment	(175)	(105)	(244)	(44)
Other comprehensive income (loss), net of tax	(176)	(97)	(130)	6
Comprehensive income (loss)	$512	$725	$2,349	$2,886
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2021	$—	$—	$8,642	$(1,309)	$6,265	$13,598
Net income (loss)	—	—	—	—	878	878
Other comprehensive income (loss)	—	—	—	(23)	—	(23)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(661)	(661)
Balance at March 31, 2021	—	—	8,650	(1,332)	6,482	13,800
Net income (loss)	—	—	—	—	1,180	1,180
Other comprehensive income (loss)	—	—	—	126	—	126
Stock-based compensation	—	—	18	—	—	18
Dividends paid (Note 10)	—	—	—	—	(600)	(600)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2021	—	—	8,668	(1,206)	7,003	14,465
Net income (loss)	—	—	—	—	822	822
Other comprehensive income (loss)	—	—	—	(97)	—	(97)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(600)	(600)
Balance at September 30, 2021	$—	$—	$8,678	$(1,303)	$7,225	$14,600

Balance at January 1, 2022	$—	$—	$8,692	$(1,273)	$6,375	$13,794
Net income (loss)	—	—	—	—	962	962
Other comprehensive income (loss)	—	—	—	238	—	238
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2022	—	—	8,701	(1,034)	7,337	15,004
Net income (loss)	—	—	—	—	829	829
Other comprehensive income (loss)	—	—	—	(192)	—	(192)
Stock-based compensation	—	—	11	—	—	11
Dividends paid (Note 10)	—	—	—	—	(750)	(750)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2022	—	—	8,713	(1,226)	7,357	14,844
Net income (loss)	—	—	—	—	688	688
Other comprehensive income (loss)	—	—	—	(176)	—	(176)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(275)	(275)
Balance at September 30, 2022	$—	$—	$8,723	$(1,402)	$7,770	$15,091
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$2,479	$2,880
Depreciation and amortization	3,801	4,934
Accretion and amortization of loan and leasing fees	(950)	(1,144)
Undistributed earnings of nonconsolidated affiliates, net	(122)	(157)
Provision for loan losses	500	174
Deferred income taxes	353	137
Stock-based compensation expense	32	37
Gain on termination of leased vehicles	(990)	(1,616)
Loss on extinguishment of debt	—	105
Other operating activities	(116)	120
Changes in assets and liabilities:
Other assets	(1,298)	207
Other liabilities	259	(256)
Related party payables	(118)	208
Net cash provided by (used in) operating activities	3,829	5,629
Cash flows from investing activities
Purchases of retail finance receivables, net	(26,557)	(25,471)
Principal collections and recoveries on retail finance receivables	20,604	18,788
Net collections (funding) of commercial finance receivables	(2,655)	4,658
Purchases of leased vehicles, net	(9,062)	(16,698)
Proceeds from termination of leased vehicles	11,052	15,513
Capital contribution to nonconsolidated affiliates	(26)	—
Other investing activities	(83)	(33)
Net cash provided by (used in) investing activities	(6,726)	(3,243)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	1,189	3,205
Borrowings and issuances of secured debt	23,385	21,745
Payments on secured debt	(21,927)	(23,635)
Borrowings and issuances of unsecured debt	10,420	12,731
Payments on unsecured debt	(9,409)	(11,956)
Extinguishment of debt	—	(1,605)
Debt issuance costs	(106)	(133)
Dividends paid	(1,144)	(1,920)
Net cash provided by (used in) financing activities	2,408	(1,568)
Net increase (decrease) in cash, cash equivalents and restricted cash	(488)	818
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(11)	(43)
Cash, cash equivalents and restricted cash at beginning of period	7,183	8,126
Cash, cash equivalents and restricted cash at end of period	$6,684	$8,901

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2022
Cash and cash equivalents	$4,079
Restricted cash included in other assets	2,605
Total	$6,684
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
The condensed consolidated financial statements at September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $732 million and $828 million for the three months ended September 30, 2022 and 2021, and $1.7 billion and $2.9 billion for the nine months ended September 30, 2022 and 2021. Subvention due from GM is recorded as a related party receivables.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise up to an aggregate of $5.0 billion, over time, through 2024, to fund the purchase of autonomous vehicles from GM. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During the nine months ended September 30, 2022, we made payments of $508 million to GM for state and federal income taxes related to the years 2020 through 2022. Amounts owed to GM for income taxes are recorded as a related party payable.
The following tables present related party transactions:

Balance Sheet Data	September 30, 2022	December 31, 2021
Commercial finance receivables, net due from dealers consolidated by GM	$177	$163
Cruise receivables	$68	$—
Subvention receivable	$480	$282
Commercial loan funding payable	$45	$26
Taxes payable	$166	$282

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2022	2021	2022	2021
Interest subvention earned on retail finance receivables(a)	$242	$205	$674	$588
Interest subvention earned on commercial finance receivables(a)	$17	$6	$41	$22
Leased vehicle subvention earned(b)	$456	$670	$1,503	$2,095
_________________
(a)Included in finance charge income.
(b)Included as a reduction to leased vehicle expenses.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at September 30, 2022 and December 31, 2021. In April 2022, GM renewed the GM Revolving 364-Day Credit Facility, which now matures on April 4, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	September 30, 2022	December 31, 2021
Retail finance receivables
Retail finance receivables, net of fees(a)	$63,461	$58,093
Less: allowance for loan losses	(2,044)	(1,839)
Total retail finance receivables, net	61,416	56,254
Commercial finance receivables
Commercial finance receivables, net of fees(b)	9,471	6,772
Less: allowance for loan losses	(42)	(47)
Total commercial finance receivables, net	9,429	6,725
Total finance receivables, net	$70,845	$62,979
Fair value utilizing Level 2 inputs	$9,429	$6,725
Fair value utilizing Level 3 inputs	$59,890	$57,613
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b) Net of dealer cash management balances of $1.5 billion and $1.0 billion at September 30, 2022 and December 31, 2021.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for retail loan losses beginning balance	$1,987	$1,805	$1,839	$1,915
Provision for loan losses	179	146	506	200
Charge-offs	(289)	(207)	(811)	(664)
Recoveries	171	133	510	426
Foreign currency translation	(4)	(14)	—	(14)
Allowance for retail loan losses ending balance	$2,044	$1,863	$2,044	$1,863
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at September 30, 2022 and December 31, 2021:

	Year of Origination						September 30, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime - FICO Score 680 and greater	$17,901	$14,587	$8,858	$2,614	$1,272	$311	$45,543	71.8%
Near-prime - FICO Score 620 to 679	2,521	2,843	1,653	792	375	147	8,331	13.1
Sub-prime - FICO Score less than 620	2,615	3,019	1,785	1,195	591	382	9,587	15.1
Retail finance receivables, net of fees	$23,037	$20,449	$12,296	$4,601	$2,238	$840	$63,461	100.0%

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime - FICO Score 680 and greater	$19,729	$12,408	$4,078	$2,298	$763	$143	$39,419	67.9%
Near-prime - FICO Score 620 to 679	3,856	2,388	1,229	648	274	84	8,479	14.6
Sub-prime - FICO Score less than 620	4,053	2,528	1,777	972	570	295	10,195	17.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at September 30, 2022 and December 31, 2021, as well as summary totals for September 30, 2021:

	Year of Origination						September 30, 2022		September 30, 2021
	2022	2021	2020	2019	2018	Prior	Total	Percent	Total	Percent
0 - 30 days	$22,792	$19,917	$11,944	$4,359	$2,096	$729	$61,836	97.4%	$56,086	97.7%

31 - 60 days	183	381	256	179	106	81	1,185	1.9	989	1.7
Greater than 60 days	54	133	87	58	33	29	394	0.6	315	0.5
Finance receivables more than 30 days delinquent	236	514	343	237	139	109	1,579	2.5	1,304	2.2
In repossession	9	18	9	5	3	2	46	0.1	34	0.1
Finance receivables more than 30 days delinquent or in repossession	245	532	352	242	142	111	1,625	2.6	1,338	2.3
Retail finance receivables, net of fees	$23,037	$20,449	$12,296	$4,601	$2,238	$840	$63,461	100.0%	$57,424	100.0%

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
0 - 30 days	$27,270	$16,945	$6,772	$3,721	$1,478	$440	$56,626	97.5%

31 - 60 days	273	276	230	147	97	60	1,083	1.8
Greater than 60 days	83	93	76	46	30	21	349	0.6
Finance receivables more than 30 days delinquent	356	369	306	193	127	81	1,432	2.4
In repossession	12	10	6	4	2	1	35	0.1
Finance receivables more than 30 days delinquent or in repossession	368	379	312	197	129	82	1,467	2.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $618 million and $602 million at September 30, 2022 and December 31, 2021. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.
Impaired Retail Finance Receivables - TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs were $2.0 billion at September 30, 2022 and $1.9 billion at December 31, 2021, including nonaccrual loans of $217 million at September 30, 2022 and $219 million at December 31, 2021. For definition and additional information on TDRs, see Note 1 in our 2021 Form 10-K. Additional TDR activity is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of loans classified as TDRs during the period	16,745	12,807	41,871	33,227
Outstanding amortized cost of loans classified as TDRs during the period	$354	$250	$870	$667
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period and were within 12 months of being modified as a TDR were insignificant for the three and nine months ended September 30, 2022 and 2021.

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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at September 30, 2022 and December 31, 2021:

	Year of Origination							September 30, 2022
Dealer Risk Rating	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$7,790	$470	$373	$378	$104	$47	$26	$9,189	97.0%
II	199	15	4	—	7	—	—	226	2.4
III	50	—	—	—	5	—	—	55	0.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$8,039	$485	$378	$378	$116	$48	$27	$9,471	100.0%

	Year of Origination							December 31, 2021
Dealer Risk Rating	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,296	$433	$426	$131	$57	$50	$10	$6,403	94.6%
II	213	5	16	12	1	10	—	257	3.8
III	81	8	15	2	—	2	4	112	1.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$5,590	$446	$457	$145	$58	$62	$14	$6,772	100.0%
Floorplan advances comprise 94% of the total revolving balances at September 30, 2022 and December 31, 2021. Dealer term loans are presented by year of origination.
At September 30, 2022 and December 31, 2021, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2022 and 2021. There were no commercial finance receivables on nonaccrual status and none were classified as TDRs at September 30, 2022 and December 31, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4. Leased Vehicles

	September 30, 2022	December 31, 2021
Leased vehicles	$47,637	$54,821
Manufacturer subvention	(5,555)	(7,398)
Net capitalized cost	42,082	47,423
Less: accumulated depreciation	(8,305)	(9,494)
Leased vehicles, net	$33,778	$37,929
Depreciation expense related to leased vehicles, net was $1.2 billion and $1.6 billion for the three months ended September 30, 2022 and 2021 and $3.6 billion and $4.8 billion for the nine months ended September 30, 2022 and 2021.
The following table summarizes minimum rental payments due to us as lessor under operating leases at September 30, 2022:

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments under operating leases	$1,396	$4,515	$2,373	$696	$56	$1	$9,037
Note 5. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
There have been no ownership changes in our joint ventures since December 31, 2021. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2022	2021	2022	2021
Finance charge income	$391	$406	$1,266	$1,254
Income before income taxes	$168	$205	$564	$599
Net income	$126	$154	$424	$450
In June 2022, we received the remaining dividend payment of $26 million from SAIC-GMAC Automotive Finance Company Limited declared in 2021, and reinvested it in SAIC-GMF Leasing Co. Ltd.
At September 30, 2022 and December 31, 2021, we had undistributed earnings of $889 million and $740 million related to our nonconsolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$3,805	$3,804	$3,497	$3,495
Securitization notes payable	36,929	36,252	35,841	35,906
Total secured debt	40,733	40,056	39,338	39,401
Unsecured debt
Senior notes	44,259	41,251	45,386	46,539
Credit facilities	1,362	1,335	1,229	1,211
Other unsecured debt	7,469	7,470	6,608	6,607
Total unsecured debt	53,090	50,055	53,223	54,357
Total secured and unsecured debt	$93,823	$90,111	$92,561	$93,758
Fair value utilizing Level 2 inputs		$88,350		$92,250
Fair value utilizing Level 3 inputs		$1,761		$1,508
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the nine months ended September 30, 2022, we renewed credit facilities with a total borrowing capacity of $18.3 billion, and we issued $18.0 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.85% and maturity dates ranging from 2023 to 2030.
Unsecured Debt During the nine months ended September 30, 2022, we issued $7.7 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.39% and maturity dates ranging from 2024 to 2032.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2022, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities and Other Transfers of Finance Receivables
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2022	December 31, 2021
Restricted cash(a)	$2,486	$2,740
Finance receivables, net of fees	$36,003	$31,940
Lease related assets	$17,143	$16,143
Secured debt	$40,714	$39,277
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
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At September 30, 2022 and December 31, 2021, $167 million and $500 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to $84 million and $125 million in secured debt outstanding.
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	September 30, 2022			December 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$20,950	$—	$864	$15,058	$74	$88
Foreign currency swaps	—	—	—	682	—	59
Cash flow hedges
Interest rate swaps	1,117	26	3	611	12	4
Foreign currency swaps	6,329	4	1,036	7,419	85	201
Derivatives not designated as hedges
Interest rate contracts	106,973	2,250	1,965	110,053	846	339
Foreign currency contracts	—	—	—	148	—	—
Total	$135,369	$2,280	$3,867	$133,971	$1,017	$691
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At September 30, 2022 and December 31, 2021, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $1.4 billion and $505 million. At September 30, 2022 and December 31, 2021, we held $471 million and $376 million of collateral from counterparties that was available for netting against our asset positions. At September 30, 2022 and December 31, 2021, we had $1.4 billion and $45 million of collateral posted to counterparties that was available for netting against our liability positions.
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Unsecured debt	$28,299	$24,964	$801	$(226)
 _________________
(a)Includes $55 million and $246 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at September 30, 2022 and December 31, 2021.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$346	$—	$69	$—	$1,023	$—	$314	$—
Interest rate swaps	(341)	—	(56)	—	(963)	—	(273)	—
Hedged items - foreign currency swaps(c)	—	—	—	16	—	23	—	48
Foreign currency swaps	—	—	(2)	(16)	(2)	(24)	(11)	(44)
Cash flow hedges
Interest rate swaps	4	—	(2)	—	9	—	(12)	—
Hedged items - foreign currency swaps(c)	—	470	—	166	—	1,129	—	318
Foreign currency swaps	(42)	(470)	(33)	(166)	(123)	(1,129)	(93)	(318)
Derivatives not designated as hedges
Interest rate contracts	31	—	31	—	59	—	70	—
Total income (loss) recognized	$(2)	$—	$7	$—	$4	$—	$(5)	$4
_________________
(a)Total interest expense was $764 million and $704 million for the three months ended September 30, 2022 and 2021, and $2.0 billion for the nine months ended September 30, 2022 and 2021.
(b)Total operating expenses were $436 million and $381 million for the three months ended September 30, 2022 and 2021, and $1.2 billion for the nine months ended September 30, 2022 and 2021.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value hedges
Foreign currency swaps	$—	$(1)	$(2)	$(5)
Cash flow hedges
Interest rate swaps	(1)	4	9	10
Foreign currency swaps	(383)	(147)	(832)	(278)
Total	$(384)	$(144)	$(825)	$(273)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value hedges
Foreign currency swaps	$—	$1	$2	$5
Cash flow hedges
Interest rate swaps	(3)	2	(6)	9
Foreign currency swaps	386	149	944	309
Total	$383	$152	$940	$323
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to interest expense. During the next 12 months, we estimate an insignificant amount of losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2022, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $169 million, and we have accrued $145 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $64 million at September 30, 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Shareholders' Equity

	September 30, 2022	December 31, 2021
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the nine months ended September 30, 2022 and 2021, our Board of Directors declared and paid dividends of $1.0 billion and $1.8 billion on our common stock to General Motors Holdings LLC.

	September 30, 2022	December 31, 2021
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
During the nine months ended September 30, 2022, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock. During the nine months ended September 30, 2021, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $30 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss) on hedges
Beginning balance	$39	$(115)	$(77)	$(157)
Change in value of hedges, net of tax	(1)	8	114	50
Ending balance	38	(107)	38	(107)
Defined benefit plans
Beginning balance	—	1	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	—	—	—	—
Ending balance	—	1	—	1
Foreign currency translation adjustment
Beginning balance	(1,265)	(1,092)	(1,197)	(1,153)
Translation gain (loss), net of tax	(175)	(105)	(244)	(44)
Ending balance	(1,441)	(1,197)	(1,441)	(1,197)
Total accumulated other comprehensive income (loss)	$(1,402)	$(1,303)	$(1,402)	$(1,303)
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. The following tables summarize key operating data for our operating segments:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	North America	International	Total	North America	International	Total
Total revenue	$2,939	$248	$3,187	$3,128	$226	$3,354
Operating expenses	352	84	436	299	82	381
Leased vehicle expenses	926	14	939	1,076	12	1,088
Provision for loan losses	148	32	180	126	15	141
Interest expense	671	93	764	645	59	704
Equity income	—	44	44	—	53	53
Income before income taxes	$842	$68	$911	$982	$111	$1,093

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	North America	International	Total	North America	International	Total
Total revenue	$8,773	$716	$9,489	$9,487	$700	$10,187
Operating expenses	970	232	1,202	940	230	1,170
Leased vehicle expenses	2,610	40	2,650	3,120	37	3,157
Provision for loan losses	416	84	500	118	56	174
Interest expense	1,738	246	1,984	1,812	175	1,987
Equity income	—	148	148	—	157	157
Income before income taxes	$3,039	$262	$3,301	$3,497	$359	$3,856

	September 30, 2022			December 31, 2021
	North America	International	Total	North America	International	Total
Finance receivables, net	$66,420	$4,425	$70,845	$58,883	$4,096	$62,979
Leased vehicles, net	$33,558	$219	$33,778	$37,741	$188	$37,929
Total assets	$112,375	$7,436	$119,811	$106,572	$7,214	$113,786
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $5.3 billion and $5.1 billion at September 30, 2022 and December 31, 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 2, 2022 (2021 Form 10-K), for a discussion of these risks and uncertainties.
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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act modifies climate and clean energy corporate tax provisions, including amendments to the electric vehicle consumer tax credit available under current tax law. New tax credits for commercial electric vehicle purchases are included in the Act effective beginning in 2023. The Act also implements a new 15% corporate minimum tax based on modified U.S. financial statement net income that is effective beginning in 2023. We are evaluating the potential impact of the tax credits and corporate minimum tax requirement on our financial results, including our net earnings and cash flow.
Results of Operations
Key Drivers Income before income taxes for the nine months ended September 30, 2022 decreased to $3.3 billion from $3.9 billion for the nine months ended September 30, 2021. Key drivers of the change include the following:
•Leased vehicle income decreased $904 million primarily due to a decrease in the average balance of the leased vehicles portfolio.
•Leased vehicle expenses decreased $507 million primarily due to a $1.1 billion decrease in depreciation on leased vehicles, resulting from increased residual value estimates and a decrease in the size of the portfolio, partially offset by a $626 million decrease in lease termination gains associated with higher leased portfolio net book values and fewer vehicles returned to us for remarketing.
•Provision for loan losses increased $326 million primarily due to a reduction in reserve levels recorded in the nine months ended September 30, 2021 as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, as well as an economic forecast weighted more heavily to a weaker outlook as of September 30, 2022. Purchases of finance receivables increased for the nine months ended September 30, 2022 compared to the same period in 2021; however, the volume impact to provision expense was substantially offset by an improvement in the credit mix of receivables purchased.
Non-GAAP Measures Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 25.3% for the four quarters ended September 30, 2022 from 29.5% for the four quarters ended September 30, 2021 primarily due to decreased earnings.
We use return on average tangible common equity, a non-generally accepted accounting principle (GAAP) measure, to measure our contribution to General Motors Company's (GM) enterprise profitability and cash flow. Our return on average tangible common equity decreased to 27.9% for the four quarters ended September 30, 2022 from 32.7% for the four quarters ended September 30, 2021 primarily due to decreased earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2022	September 30, 2021
Net income attributable to common shareholder	$3,269	$3,538

Average equity	$14,871	$13,974
Less: average preferred equity	(1,969)	(1,969)
Average common equity	12,902	12,005
Less: average goodwill	(1,171)	(1,171)
Average tangible common equity	$11,731	$10,834

Return on average common equity	25.3%	29.5%
Return on average tangible common equity	27.9%	32.7%
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
Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Average Earning Assets	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount	Percentage
Average retail finance receivables	$62,549	$57,216	$5,333	9.3%
Average commercial finance receivables	8,200	4,994	3,206	64.2%
Average finance receivables	70,749	62,210	8,539	13.7%
Average leased vehicles, net	34,581	40,255	(5,674)	(14.1)%
Average earning assets	$105,330	$102,465	$2,865	2.8%

Retail finance receivables purchased	$9,396	$7,800	$1,596	20.5%
Leased vehicles purchased	$3,503	$3,849	$(346)	(9.0)%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. decreased to 42.9% for the three months ended September 30, 2022 from 44.3% for the three months ended September 30, 2021, driven by a lower mix of lease financing, partially offset by a higher share of retail loan financing. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to higher floorplan penetration and increased new vehicle inventory, resulting in an increase in the average amount financed per dealer.
Leased vehicles purchased decreased primarily due to reduced lease financing incentive levels.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount	Percentage
Finance charge income
Retail finance receivables	$1,041	$990	$51	5.2%
Commercial finance receivables	$117	$45	$72	160.0%
Leased vehicle income	$1,912	$2,246	$(334)	(14.9)%
Other income	$118	$73	$45	61.6%
Equity income	$44	$53	$(9)	(17.0)%
Effective yield - retail finance receivables	6.6%	6.9%
Effective yield - commercial finance receivables	5.7%	3.6%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased for the three months ended September 30, 2022 compared to the same period in 2021 due to growth in the size of the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to increased lending to borrowers with prime credit. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased due to an increase in the size of the portfolio, as well as an increase in the effective yield as a result of higher benchmark rates.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in benchmark interest rates.

Costs and Expenses	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount	Percentage
Operating expenses	$436	$381	$55	14.4%
Leased vehicle expenses	$939	$1,088	$(149)	(13.7)%
Provision for loan losses	$180	$141	$39	27.7%
Interest expense	$764	$704	$60	8.5%
Average debt outstanding	$93,656	$94,675	$(1,019)	(1.1)%
Effective rate of interest on debt	3.2%	3.0%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% and 1.5% for the three months ended September 30, 2022 and 2021.
Leased Vehicle Expenses Leased vehicle expenses decreased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $338 million decrease in depreciation on leased vehicles, resulting from increased residual value estimates and a decrease in the size of the portfolio, partially offset by a $191 million decrease in lease termination gains associated with higher leased portfolio net book values and fewer vehicles returned to us for remarketing.
Provision for Loan Losses The provision for loan losses increased primarily due to an increase in retail finance receivables purchased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as well as an economic forecast weighted more heavily to a weaker outlook as of September 30, 2022.
Interest Expense Interest expense increased primarily due to an increased effective rate of interest on our debt, partially offset by a decrease in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 25.7% and 26.1% of income before income taxes and equity income for the three months ended September 30, 2022 and 2021. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our other non-U.S. entities included in our effective tax rate calculation.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) were $(1) million and $8 million for the three months ended September 30, 2022 and 2021.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(175) million and $(105) million for the three months ended September 30, 2022 and 2021. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the three months ended September 30, 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi, Canadian Dollar and Brazilian Real in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended September 30, 2021 was primarily due to depreciating values of the Brazilian Real, Canadian Dollar and Mexican Peso in relation to the U.S. Dollar.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Average Earning Assets	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount	Percentage
Average retail finance receivables	$60,614	$54,962	$5,652	10.3%
Average commercial finance receivables	7,655	6,436	1,219	18.9%
Average finance receivables	68,269	61,398	6,871	11.2%
Average leased vehicles, net	35,943	40,266	(4,324)	(10.7)%
Average earning assets	$104,212	$101,664	$2,548	2.5%

Retail finance receivables purchased	$26,431	$25,163	$1,268	5.0%
Leased vehicles purchased	$10,915	$15,482	$(4,567)	(29.5)%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 44.5% and 43.7% for the nine months ended September 30, 2022 and 2021. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to higher floorplan penetration and increased new vehicle inventory, resulting in an increase in the average amount financed per dealer.
Leased vehicles purchased decreased primarily due to reduced lease financing incentive levels.

Revenue	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount	Percentage
Finance charge income
Retail finance receivables	$2,963	$2,913	$50	1.7%
Commercial finance receivables	$267	$174	$93	53.4%
Leased vehicle income	$5,967	$6,871	$(904)	(13.2)%
Other income	$292	$229	$63	27.5%
Equity income	$148	$157	$(9)	(5.7)%
Effective yield - retail finance receivables	6.5%	7.1%
Effective yield - commercial finance receivables	4.7%	3.6%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables was flat for the nine months ended September 30, 2022 compared to the same period in 2021 as the growth in the size of the portfolio was substantially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to increased lending to borrowers with prime credit. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased due to an increase in the size of the portfolio, as well as an increase in the effective yield as a result of higher benchmark rates.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in benchmark interest rates.

Costs and Expenses	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount	Percentage
Operating expenses	$1,202	$1,170	$32	2.7%
Leased vehicle expenses	$2,650	$3,157	$(507)	(16.1)%
Provision for loan losses	$500	$174	$326	187.4%
Interest expense	$1,984	$1,987	$(3)	(0.2)%
Average debt outstanding	$93,137	$94,419	$(1,282)	(1.4)%
Effective rate of interest on debt	2.8%	2.8%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.5% for the nine months ended September 30, 2022 and 2021.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $1.1 billion decrease in depreciation on leased vehicles, resulting from increased residual value estimates and a decrease in the size of the portfolio, partially offset by a $626 million decrease in lease termination gains associated with higher leased portfolio net book values and fewer vehicles returned to us for remarketing.
Provision for Loan Losses Provision for loan losses increased primarily due to a reduction in reserve levels recorded in the nine months ended September 30, 2021 as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, as well as an economic forecast weighted more heavily to a weaker outlook as of September 30, 2022. Purchases of finance receivables increased for the nine months ended September 30, 2022 compared to the same period in 2021; however, the volume impact to provision expense was substantially offset by an improvement in the credit mix of receivables purchased.
Taxes Our consolidated effective income tax rate was 26.1% and 26.4% of income before income taxes and equity income for the nine months ended September 30, 2022 and 2021. The decrease in the effective income tax rate is primarily due to a lower percentage of income being taxed at higher rates for our other non-U.S. entities included in our effective tax rate calculation.
Unrealized Gain (Loss) on Hedges Unrealized gains on hedges included in other comprehensive income (loss) were $114 million and $50 million for the nine months ended September 30, 2022 and 2021. The change in unrealized gain was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(244) million and $(44) million for the nine months ended September 30, 2022 and 2021. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the nine months ended September 30, 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation loss for the nine months ended September 30, 2021 was primarily due to depreciating values of the Brazilian Real, Chilean Peso and Mexican Peso, partially offset by the appreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$45,543	71.8%	$39,419	67.9%
Near-prime - FICO Score 620 to 679	8,331	13.1	8,479	14.6
Sub-prime - FICO Score less than 620	9,587	15.1	10,195	17.5
Retail finance receivables, net of fees	63,461	100.0%	58,093	100.0%
Less: allowance for loan losses	(2,044)		(1,839)
Retail finance receivables, net	$61,416		$56,254
Number of outstanding contracts	2,907,976		2,861,963
Average amount of outstanding contracts (in dollars)(a)	$21,823		$20,298
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.2%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	September 30, 2022		September 30, 2021
	Amount	Percentage	Amount	Percentage
31 - 60 days	$1,185	1.9%	$989	1.7%
Greater than 60 days	394	0.6	315	0.5
Total finance receivables more than 30 days delinquent	1,579	2.5	1,304	2.2
In repossession	46	0.1	34	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,625	2.6%	$1,338	2.3%
At September 30, 2022, delinquency increased from September 30, 2021, but continued to be lower than historical levels primarily due to improvement in the credit mix of the portfolio and resiliency of the consumer. We expect that delinquency will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.
Troubled Debt Restructurings (TDRs) The number of loans classified as TDRs was 16,745 and 41,871 for the three and nine months ended September 30, 2022 compared to 12,807 and 33,227 for the three and nine months ended September 30, 2021. Prior to July 1, 2021, payment deferrals granted to retail loan customers with accounts in good standing, but impacted by the COVID-19 pandemic, were not considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 3 to our condensed consolidated financial statements for further information on TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Charge-offs	$289	$207	$811	$664
Less: recoveries	(171)	(133)	(510)	(426)
Net charge-offs	$118	$74	$301	$238
Net charge-offs as an annualized percentage of average retail finance receivables	0.7%	0.5%	0.7%	0.6%
Net charge-offs for the three and nine months ended September 30, 2022 increased compared to the same periods in 2021, but continued to be lower than historical levels primarily due to improvement in the credit mix of the portfolio, continued strong recovery rates on repossessed vehicles relative to historical levels, and resiliency of the consumer. We expect net charge-

GENERAL MOTORS FINANCIAL COMPANY, INC.
offs will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	September 30, 2022	December 31, 2021
Commercial finance receivables, net of fees	$9,471	$6,772
Less: allowance for loan losses	(42)	(47)
Commercial finance receivables, net	$9,429	$6,725
Number of dealers	2,391	2,305
Average carrying amount per dealer	$4	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.4%	0.7%
At September 30, 2022 and December 31, 2021, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2022 and 2021, and substantially all of our commercial finance receivables were current with respect to payment status at September 30, 2022 and December 31, 2021.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases purchased	80	88	250	357
Operating leases terminated	140	127	442	426
Operating leased vehicles returned(a)	4	6	8	96
Percentage of leased vehicles returned(b)	3%	5%	2%	23%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.

The return rate is dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Used vehicle prices were sustained at high levels for the three and nine months ended September 30, 2022, primarily due to low new vehicle inventory, and resulted in unusually low return rates. The high levels of used vehicle prices also resulted in gains on terminations of leased vehicles of $267 million and $990 million for the three and nine months ended September 30, 2022, compared to $458 million and $1.6 billion for the same periods in 2021. The decrease in gains is primarily due to higher residual value estimates resulting in decreased depreciation expense, as well as fewer vehicles returned for the three and nine months ended September 30, 2022 compared to the same periods in 2021. For the remainder of 2022, we expect used vehicle prices to remain elevated primarily due to sustained low new vehicle inventory and reduced incentive levels, but to decrease relative to 2021 peak levels.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2022			December 31, 2021
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$14,791	770	67.4%	$16,696	897	67.3%
Trucks	7,155	237	20.8	7,886	264	19.8
SUVs	2,666	68	5.9	3,104	80	5.9
Cars	1,041	67	5.9	1,430	93	7.0
Total	$25,654	1,141	100.0%	$29,116	1,334	100.0%
At September 30, 2022 and 2021, 99.5% and 99.6% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	September 30, 2022	December 31, 2021
Cash and cash equivalents(a)	$4,079	$3,948
Borrowing capacity on unpledged eligible assets	20,757	19,283
Borrowing capacity on committed unsecured lines of credit	512	518
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$28,348	$26,749
_________________
(a)Includes $337 million and $348 million in unrestricted cash outside of the U.S. at September 30, 2022 and December 31, 2021. This cash is considered to be indefinitely invested based on specific plans for reinvestment.
At September 30, 2022, available liquidity increased from December 31, 2021, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and an increase in cash and cash equivalents. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2022, available liquidity exceeded our liquidity targets.
Our support agreement with GM (the Support Agreement) provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility) and a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at September 30, 2022 and December 31, 2021.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise up to an aggregate of $5.0 billion, over time, through 2024, to fund the purchase of autonomous vehicles from GM. Cruise had $68 million of borrowings outstanding under the credit agreement at September 30, 2022 and no borrowings outstanding at December 31, 2021.

Cash Flow	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021
Net cash provided by (used in) operating activities	$3,829	$5,629	$(1,800)
Net cash provided by (used in) investing activities	$(6,726)	$(3,243)	$(3,483)
Net cash provided by (used in) financing activities	$2,408	$(1,568)	$3,976

During the nine months ended September 30, 2022, net cash provided by operating activities decreased primarily due to a net increase in cash used in counterparty derivative collateral posting activities of $1.0 billion and a decrease in leased vehicle income of $904 million, partially offset by a decrease in interest paid of $128 million.

During the nine months ended September 30, 2022, net cash used in investing activities increased primarily due to an increase in net funding of commercial finance receivables of $7.3 billion, a decrease in proceeds from termination of leased vehicles of $4.5 billion, and an increase in the purchases of consumer finance receivables of $1.1 billion, partially offset by a

GENERAL MOTORS FINANCIAL COMPANY, INC.
decrease in purchases of leased vehicles of $7.6 billion and an increase in collections and recoveries on retail finance receivables of $1.8 billion.
During the nine months ended September 30, 2022, net cash provided by financing activities increased primarily due to a decrease in debt repayments of $4.3 billion, a decrease in extinguishment of debt of $1.6 billion and a decrease in dividend payments of $0.8 billion, partially offset by a decrease in borrowings of $2.7 billion.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At September 30, 2022, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,088	$3,805
Revolving commercial asset-secured facilities(b)	3,927	—
Total secured	26,015	3,805
Unsecured committed facilities	591	79
Unsecured uncommitted facilities(c)	1,283	1,283
Total unsecured	1,874	1,362
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$30,889	$5,167
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had an insignificant amount in advances outstanding and $725 million in unused borrowing capacity on these uncommitted facilities at September 30, 2022.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.7 billion in unused borrowing capacity on these facilities at September 30, 2022.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At September 30, 2022
2018	March 2024	-	September 2026	$4,352	$488
2019	April 2024	-	July 2027	$9,386	1,944
2020	August 2023	-	August 2028	$19,784	6,661
2021	December 2022	-	June 2034	$23,263	12,496
2022	October 2023	-	February 2030	$17,957	15,403
Total active securitizations					36,993
Debt issuance costs					(64)
Total					$36,929
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2022, the aggregate principal amount of our outstanding unsecured senior notes was $45.2 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At September 30, 2022, we had $3.9 billion outstanding in demand notes and $2.3 billion under the U.S. commercial paper program.
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
Support Agreement Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 7.68x and 8.07x at September 30, 2022 and December 31, 2021, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $2.5 billion in net income, partially offset by $1.0 billion of dividends on our common stock paid to GM.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at September 30, 2022:

	2022	2023	2024	2025 and Thereafter
Encumbered assets	$8,018	$33,005	$47,905	$55,632
Unencumbered assets	17,740	32,761	44,899	64,179
Total assets	25,757	65,767	92,803	119,811

Secured debt	5,880	24,205	35,132	40,799
Unsecured debt	6,571	15,659	23,966	54,039
Total debt(a)	12,451	39,864	59,098	94,838
Net excess liquidity	$13,306	$25,903	$33,705	$24,973
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
_________

*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 25, 2022	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer