Form 10-K
period 2022-12-31
General Motors Financial Company, Inc.
filed 2023-01-31
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of January 30, 2023, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
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
We are primarily an indirect auto finance provider, and we focus our marketing activities on automobile dealers. We pursue franchised dealerships; however, we also conduct business with a limited number of independent dealerships. We generally finance new GM vehicles and used vehicles.
We maintain non-exclusive relationships with the dealers, and the dealers retain discretion to obtain financing from us or from another source for a customer seeking to purchase a vehicle. We actively monitor and cultivate our dealer relationships to maximize the volume of applications they submit for retail financing that meet our underwriting standards and profitability objectives.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This strategy includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
New GM vehicles	$39,678	$41,996	$43,206
Other vehicles	9,509	8,893	6,603
Total	$49,187	$50,889	$49,809
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
Customer Experience and Servicing We strive to earn customers for life with an approach that builds, personalizes and continuously improves customer experiences to ensure customer satisfaction with every interaction. Our vision is to provide remarkable service through deep insights and orchestrate a seamless experience across servicing channels to maintain strong loyalty and retention rates. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiency balances when appropriate.
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
We utilize senior-subordinated securitization structures that involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest-rated, asset-backed securities. The level of credit enhancement in senior-subordinated securitizations depends, in part, on the net interest margin, collateral characteristics and credit performance trends of the assets transferred, as well as our credit trends and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower-rated subordinated bonds at rates we consider acceptable.
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
International Segment In certain countries in the International Segment, we operate as either banks or regulated finance companies and are subject to legal and regulatory restrictions which vary by country and may change from time to time. The regulatory restrictions, among other things, may require that the regulated entities meet certain minimum capital requirements,

GENERAL MOTORS FINANCIAL COMPANY, INC.
may restrict dividend distributions and ownership of certain assets, and may require certain disclosures to prospective purchasers and lessees and restrict certain practices related to the servicing of consumer accounts.
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
Human Capital In order to achieve our objectives, we must continue to attract and retain the best talent. We adhere to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, pay workers fairly, ensure safety and well-being, and promote diversity, equity and inclusion. Our six core values are the foundation of our culture; how we behave encompasses key measures of our performance, including the visible ways we conduct ourselves as we work with one another:
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
Diversity, Equity and Inclusion We are committed to fostering a culture of diversity, equity and inclusion. In every moment, we must decide what we can do - individually and collectively – to drive meaningful deliberate and long-lasting change. All areas of our business are supportive of a world-class inclusive, equitable and diverse organization. Our ability to meet the needs of a diverse and global customer base is tied closely to the behaviors of the people within our company, which is why we are committed to fostering a culture that celebrates our differences.
Develop and Retain Talented People Today, we compete for talent against other finance companies and, against businesses in other sectors, such as technology. To attract and retain top talent, we must provide a workplace culture that aligns employee behaviors with our values, fulfills their long-term individual aspirations and provides experiences that make individuals feel valued, included, and engaged. In furtherance of this goal, we invest significant resources to retain and develop our talent. In addition to mentoring and networking opportunities, we offer a vast array of career development resources to help develop, grow and enable our employees.
Safety and Well-being We empower employees to report safety concerns through various means without any fear of retaliation. The well-being of our employees is equally important to foster and stimulate creativity and innovation. In addition to traditional healthcare, paid time off, paid parental leave, wellness programs, flextime scheduling and telecommuting arrangements and retirement benefits, including a 401(k) matching program, we offer a variety of benefits and resources to support employees' physical and mental health, including on-site health clinics and a health concerns hotline, which help us both attract talent and help to realize a healthier workforce.
Employees At December 31, 2022, we employed approximately 9,000 people, excluding our joint venture employees.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Available Information We make available free of charge through our website, www.gmfinancial.com, our public securitization information and all materials that we file electronically with the SEC, including our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We encourage the public to visit our website, as we frequently update and post new information about the Company on our website, and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
Item 1A. Risk Factors
Risks Related to our Business
The profitability and financial condition of our operations are dependent upon the operations of our parent, GM.
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationships with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, inflationary pressures or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and other incentive programs available through us. Under these programs, GM makes interest supplements or other support payments to us and may offer various incentives to customers who finance their vehicles with us. These programs increase our financing volume and our share of financed GM vehicle sales. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
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
Our profitability is dependent upon retail demand for automobiles and related automobile financing and the ability of customers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and leased vehicle residual values, and other economic conditions.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
liquidity, results of operations and our ability to enter into future financings.
Demand for automobiles may also be impacted by the entrants of non-traditional participants in the automotive industry, who are disrupting the industry's historic business model through the introduction of new products, services, and methods of travel and vehicle ownership.
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms either through our exclusive online channel or our wholesale auction partners. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in, or increase, a loss upon our disposition of off-lease or repossessed vehicles and, in the case of repossessed vehicles we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from manufacturer incentives or discounts on new vehicles, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models, increased used vehicle inventory resulting from significant liquidations of rental or fleet inventories and increased trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand could result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, we may be unable to sell our used vehicles at sufficient volume and/or pricing.
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
We maintain an allowance for loan losses on our finance receivables which reflects management's estimates of expected credit losses for these receivables, including assumptions about forecast recovery rates, based on wholesale used vehicle prices. Decreases in used vehicle prices could result in increased severity of credit losses. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future financings, thus impairing our ability to finance our business.
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
We depend on various financing sources, including credit facilities, securitization programs and unsecured debt issuances, to finance our loan and lease originations and commercial lending business. Additionally, our ability to refinance or make payments on our indebtedness depends on our access to financing sources in the future and our ability to generate cash. Our access to financing sources depends upon our financial position, general market conditions, availability of bank liquidity, the bank regulatory environment, our compliance with covenants imposed under our financing agreements, the credit quality of the collateral we can pledge to support secured financings, and other factors. Changes in GM's and our credit ratings may also impact our access to and cost of financing. There can be no assurance that funding will be available to us through these financing sources or, if available, that the funding will be on acceptable terms. If these financing sources are not available to us on a regular basis for any reason, or we are not otherwise able to generate significant amounts of cash, then we would not have sufficient funds and would be required to revise the scale of the business, including the possible reduction of origination activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
We currently have a substantial amount of outstanding indebtedness. In addition, we have guaranteed a substantial amount of indebtedness incurred by several of our subsidiaries. We have also entered into intercompany loan agreements with several of our subsidiaries, providing these companies with access to our liquidity to support originations and other activities. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.
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
Changes in the method pursuant to which benchmark rates, such as the London Interbank Offered Rate (LIBOR), are determined could adversely impact our business and results of operations.
We have certain floating-rate obligations, hedging transactions, and floating-rate commercial loans that determine their applicable interest rate or payment amount by reference to LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain U.S. Dollar LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether LIBOR will continue to be published by its administrator based on continued bank submissions, or on any other basis, after such dates.
Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee (ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as Secured Overnight Financing Rate (SOFR), and proposed implementations of the recommended alternatives in floating rate financial instruments. There is a risk that continued developments, modifications or other reforms affecting LIBOR or other benchmark rates may impact our ability to manage interest rate risk effectively.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
We do not control the operations of our joint ventures, and we do not have a majority interest in the joint ventures. In the joint ventures, we share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint ventures. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities, as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our co-owners' interest. In joint ventures, we are required to foster our relationship with our co-owners as well as promote the overall success of the joint ventures, and if a co-owner changes or relationships deteriorate, our success in the joint ventures may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, and as such, we do not receive the full benefits from a successful joint venture. As a result of having limited control over the actions of the joint ventures, we may be unable to prevent misconduct or other violations of applicable laws. Moreover, the joint ventures may not follow the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint ventures or internal control issues arise within the joint ventures, we may have to take responsive or other actions, or we may be subject to penalties, fines or other related actions for these activities that could have a material adverse impact on our business, financial condition and results of operations.
In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. As the Chinese financing market continues to evolve, we anticipate that additional competitors may seek to enter the market and that existing market participants will act aggressively to increase their market share. Increased competition, increased U.S.-China trade restrictions and economic conditions in China, among other things, may result in reduced profitability and margins, and challenges to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive loan and lease origination volume in China. If our joint ventures are unable to maintain their position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be materially adversely affected.
Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future outbreaks or reemergence of the COVID-19 pandemic could materially adversely impact our business, financial condition, liquidity and results of operations.
Pandemics, epidemics or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Any such events may adversely impact our global operations, particularly in North America where our profits are most concentrated. We could experience among other things: lower demand for new and used vehicles resulting in lower loan and lease origination levels; increased customer defaults on automobile loans and leases; lower than expected pricing on vehicles sold at auction; and an impaired ability to access credit and the capital markets. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic. Any new pandemic or other public health crisis, or the reemergence of the COVID-19 pandemic, could have a material impact on our business, financial condition and results of operations going forward.

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
We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our internal and external-facing business processes, activities, products and services. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information (including that of our vendors), as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the protection of their data. We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties or other financial intermediaries. Such parties could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Despite our security measures and business continuity plans, our information technology systems and networks, as well as those of our service providers, may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, malware (including ransomware), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to these systems and networks. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and networks and the data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims by regulatory agencies or private parties alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the privacy of personal information and security of confidential data; increase our costs of compliance and remediation; require us to change aspects of our business, our systems or our service providers; disrupt our operations; harm our brand and reputation; and/or reduce the competitive advantage we hope to derive from our investment in advanced technologies. Although we maintain insurance coverage for various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured. We have experienced and expect to continue to experience cybersecurity attacks and security incidents, and although impacts of past events have been immaterial, the impacts of such events in the future may be material. Cybersecurity threats and threat actors are becoming more sophisticated. Such threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees and vendors, are subject to increasingly complex and restrictive regulations in all key market regions.
Under these laws and regulations, the failure to maintain compliant data privacy and security practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. The growing patchwork of state and country regulations imposes burdensome obligations on companies to quickly respond to consumer requests, such as requests to delete, disclose and stop selling or sharing personal information, with significant fines for noncompliance. Complying with these new laws has significantly increased, and may continue to increase, our operating costs and is driving increased complexity in our operations. In addition to direct liability that we may face in connection with these fast-evolving laws and regulations, both regulators and litigants are increasingly seeking to hold companies liable for their third-party service providers' and vendors' privacy and cybersecurity compliance, particularly in the context of cybersecurity attacks and data

GENERAL MOTORS FINANCIAL COMPANY, INC.
breaches.
Risks Related to Government Regulations and Litigation
Compliance with laws and regulations can significantly increase our costs and affect how we do business.
We are subject to a wide variety of laws and regulations in the jurisdictions where we operate, including supervision and licensing by numerous governmental entities. These laws and regulations, or changes thereof, can create significant constraints on our operations and result in significant costs related to compliance. For example, laws or regulations intended to address the potential impacts of climate change could have a material adverse effect on our business, results of operations and financial condition. Failure to comply with these laws and regulations could impair our ability to continue operating and result in substantial civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses, and damage to reputation, brand and valued customer relationships.
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
Climate-related events and climate change legislation could adversely affect our operations.
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
We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws (in particular with respect to full realization of the incentives contemplated by the Inflation Reduction Act of 2022), changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices, primarily in North America and Latin America.

Item 3. Legal Proceedings
Refer to Note 10 to our consolidated financial statements for information relating to legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of our common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of GM; therefore, there is no public trading market for our common stock. Dividends are payable at the sole discretion of our Board of Directors and will depend on several factors, including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity requirements and leverage ratio.
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
Overview
We continue to monitor the impact of the COVID-19 pandemic, government actions and measures taken to prevent its spread, and the potential to affect our operations, particularly in China. We are also monitoring the current global economic environment, specifically including inflationary pressures and the macroeconomic impact of the conflict in Ukraine, and any resulting impacts on our financial position and results of operations. Refer to Item 1A. "Risk Factors" for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act implements a new 15% corporate minimum tax based on modified U.S. financial statement net income that is effective beginning in 2023. The new corporate minimum tax is not expected to have a significant impact on our net income and cash flows in 2023. The Act also modified climate and clean energy corporate tax provisions, including the consumer credit for electric vehicle (EV) purchases, and, beginning in 2023, new tax credits for commercial EV purchases. We expect to generate commercial EV tax credits, and we continue to evaluate the impact of the tax credits on our financial results, including our net income and cash flows.

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
We incorporate our outlook on forecast recovery rates and overall economic performance in our allowance estimate. Each 5% relative decrease/increase in our forecast recovery rates would increase/decrease our allowance for loan losses by $109 million.
At December 31, 2022, the weightings we applied to the economic forecast scenarios that we considered resulted in an allowance for loan losses on our retail finance receivables portfolio of $2.1 billion. If the forecast economic conditions were based entirely on the weakest scenario we considered, the allowance for loan losses would increase by $74 million. Actual economic data and recovery rates that are worse/lower than those we forecast could result in an increase in the allowance for loan losses.
Our commercial finance receivables portfolio consists of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted auto industry conditions. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
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
During the term of a lease, we periodically evaluate the estimated residual value and may adjust the value downward, which increases the prospective depreciation, or upward (limited to the contractual residual value), which decreases the prospective depreciation.
The customer is obligated to make payments during the lease term for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the proceeds we receive on the disposition of the vehicle are lower than the residual value estimated at lease inception. Realization of the residual values is dependent on our future ability to market the vehicles under prevailing market conditions.
At December 31, 2022, the estimated residual value of our leased vehicles was $24.7 billion. If used vehicle prices weaken compared to our estimates, we would increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles and/or decreased depreciation expense.

GENERAL MOTORS FINANCIAL COMPANY, INC.
We reviewed our leased vehicles portfolio for indicators of impairment and determined that no impairment indicators were present at December 31, 2022 and 2021.
The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2022, which could increase or decrease depreciation expense over the remaining term of our leased vehicles portfolio, holding all other assumptions constant. Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge.

	Years Ending December 31,
	2023	2024	2025	2026 and Thereafter	Total
Impact to depreciation expense	$181	$52	$13	$1	$247
Used vehicle prices decreased since the end of 2021 due to normalization of supply and demand; however, prices remain above pre-pandemic levels. In 2023, we expect used vehicle prices to continue moderating through the year.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Results of Operations
This section discusses our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For a discussion and analysis of the year ended December 31, 2021, compared to the same period in 2020, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 2, 2022.
Key Drivers Income before income taxes for 2022 decreased to $4.1 billion from $5.0 billion for 2021. Key drivers of the change include the following:
•Leased vehicle income decreased $1.2 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.
•Finance charge income on retail finance receivables increased $195 million due to the growth in the size of the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to increased lending to borrowers with prime credit.
•Finance charge income on commercial finance receivables increased $223 million due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
•Leased vehicle expenses decreased $474 million primarily due to a $1.2 billion decrease in depreciation on leased vehicles, resulting from increased residual value estimates and a decrease in the size of the portfolio, partially offset by a $766 million decrease in lease termination gains associated with higher leased portfolio net book values and fewer vehicles returned to us for remarketing.
•Provision for loan losses increased $406 million primarily due to increased loan origination volume in 2022, and the reduction in reserve levels recorded in 2021 as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, as well as an economic forecast weighted more heavily to a weaker outlook as of December 31, 2022.
•Interest expense increased $335 million primarily due to an increased effective rate of interest on our debt.
For the year ending December 31, 2023, we expect to recognize income before income taxes in the mid-two billion dollar range.
Non-GAAP Measure
Return on Average Common Equity and Return on Average Tangible Common Equity Return on average common equity is widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 22.9% in 2022 from 29.6% in 2021 primarily due to decreased earnings.
We use return on average tangible common equity (a non-GAAP measure) to measure our contribution to GM's enterprise profitability and cash flows. Our return on average tangible common equity decreased to 25.1% in 2022 from 32.6% in 2021 primarily due to decreased earnings.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Years Ended December 31,
	2022	2021
Net income attributable to common shareholder	$2,966	$3,670

Average equity	$14,943	$14,387
Less: average preferred equity	(1,969)	(1,969)
Average common equity	12,974	12,418
Less: average goodwill	(1,171)	(1,171)
Average tangible common equity	$11,803	$11,247

Return on average common equity	22.9%	29.6%
Return on average tangible common equity	25.1%	32.6%

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

Average Earning Assets	Years Ended December 31,		2022 vs. 2021
	2022	2021	Amount	Percentage
Average retail finance receivables	$61,650	$55,633	$6,017	10.8%
Average commercial finance receivables	8,350	6,300	2,050	32.5%
Average finance receivables	70,000	61,933	8,067	13.0%
Average leased vehicles, net	35,271	39,871	(4,600)	(11.5)%
Average earning assets	$105,271	$101,804	$3,467	3.4%

Retail finance receivables purchased	$34,760	$32,621	$2,139	6.6%
Leased vehicles purchased	$14,427	$18,268	$(3,841)	(21.0)%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 43.2% in 2022 and 43.9% in 2021. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration.
Leased vehicles purchased decreased primarily due to reduced lease financing incentive levels.

Revenue	Years Ended December 31,		2022 vs. 2021
	2022	2021	Amount	Percentage
Finance charge income
Retail finance receivables	$4,074	$3,879	$195	5.0%
Commercial finance receivables	$447	$224	$223	99.6%
Leased vehicle income	$7,811	$9,026	$(1,215)	(13.5)%
Other income	$434	$290	$144	49.7%
Equity income	$173	$201	$(28)	(13.9)%
Effective yield - retail finance receivables	6.6%	7.0%
Effective yield - commercial finance receivables	5.4%	3.6%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to the growth in the size of the portfolio, partially offset by a decrease in effective yield. The effective yield on our retail finance receivables decreased primarily due to increased lending to borrowers with prime credit. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in benchmark interest rates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Years Ended December 31,		2022 vs. 2021
	2022	2021	Amount	Percentage
Operating expenses	$1,662	$1,648	$14	0.8%
Leased vehicle expenses	$3,668	$4,142	$(474)	(11.4)%
Provision for loan losses	$654	$248	$406	163.7%
Interest expense	$2,881	$2,546	$335	13.2%
Average debt outstanding	$93,764	$94,055	$(291)	(0.3)%
Effective rate of interest on debt	3.1%	2.7%
Operating Expenses Operating expenses as a percentage of average earning assets was 1.6% for 2022 and 2021.
Leased Vehicle Expenses Leased vehicle expenses decreased primarily due to a $1.2 billion decrease in depreciation on leased vehicles, resulting from increased residual value estimates and a decrease in the size of the portfolio, partially offset by a $766 million decrease in lease termination gains associated with higher leased portfolio net book values and fewer vehicles returned to us for remarketing.
Provision for Loan Losses Provision for loan losses increased primarily due to increased loan origination volume in 2022, and the reduction in reserve levels recorded in 2021 as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, as well as an economic forecast weighted more heavily to a weaker outlook as of December 31, 2022.
Interest Expense Interest expense increased primarily due to an increased effective rate of interest on our debt.
Taxes Our consolidated effective income tax rate was 25.4% and 25.8% of income before income taxes and equity income for 2022 and 2021. Refer to Note 14 to our consolidated financial statements for tax rate reconciliation.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) were $55 million and $80 million for 2022 and 2021. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(156) million and $(44) million for 2022 and 2021. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi and Canadian Dollar, partially offset by appreciating values of the Brazilian Real and Mexican Peso in relation to the U.S. Dollar. The foreign currency translation loss for 2021 was primarily due to depreciating values of the Brazilian Real, Chilean Peso and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$47,543	72.8%	$39,419	67.9%
Near-prime - FICO Score 620 to 679	8,392	12.8	8,479	14.6
Sub-prime - FICO Score less than 620	9,388	14.4	10,195	17.5
Retail finance receivables, net of fees	65,322	100.0%	58,093	100.0%
Less: allowance for loan losses	(2,062)		(1,839)
Retail finance receivables, net	$63,260		$56,254
Number of outstanding contracts	2,942,175		2,861,963
Average amount of outstanding contracts (in dollars)(a)	$22,202		$20,298
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.2%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	December 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
31 - 60 days	$1,393	2.1%	$1,083	1.8%
Greater than 60 days	465	0.7	349	0.6
Total finance receivables more than 30 days delinquent	1,857	2.8	1,432	2.4
In repossession	39	0.1	35	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,896	2.9%	$1,467	2.5%
At December 31, 2022, delinquency increased from 2021, but continued to be lower than historical levels. We expect that delinquency will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.
Troubled Debt Restructurings (TDRs) The number of loans classified as TDRs was 58,523 for 2022 compared to 46,158 for 2021. Prior to July 1, 2021, payment deferrals granted to retail loan customers with accounts in good standing, but impacted by the COVID-19 pandemic, were not considered concessions for purposes of TDR classification for up to six months of deferral. Refer to Note 1 and Note 3 to our consolidated financial statements for further information on TDRs.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2022	2021
Charge-offs	$1,138	$897
Less: recoveries	(685)	(571)
Net charge-offs	$453	$326
Net charge-offs as a percentage of average retail finance receivables	0.7%	0.6%
Net charge-offs for 2022 increased compared to 2021, but continued to be lower than historical levels. We expect net charge-offs will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	December 31, 2022	December 31, 2021
Commercial finance receivables, net of fees	$11,288	$6,772
Less: allowance for loan losses	(34)	(47)
Commercial finance receivables, net	$11,254	$6,725
Number of dealers	2,431	2,305
Average carrying amount per dealer	$5	$3
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.3%	0.7%
At December 31, 2022 and 2021, no commercial finance receivables were classified as TDRs. Activity in the allowance for commercial loan losses was insignificant for 2022 and 2021, and substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2022 and 2021.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Years Ended December 31,
	2022	2021
Operating leases purchased	327	417
Operating leases terminated	569	555
Operating lease vehicles returned(a)	19	98
Percentage of lease vehicles returned(b)	3%	18%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Used vehicle prices were generally higher than contractual residual values in 2022, primarily due to low new vehicle inventory, and resulted in unusually low return rates. The high levels of used vehicle prices also resulted in gains on terminations of leased vehicles of $1.2 billion and $2.0 billion for 2022 and 2021. The decrease in gains is primarily due to higher residual value estimates resulting in decreased depreciation expense, as well as fewer vehicles returned in 2022 compared to 2021. In 2023, we expect used vehicle prices to continue moderating through the year and the return rate to rise as market prices on used vehicles fall below contractual residual values.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2022			December 31, 2021
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$14,207	736	67.3%	$16,696	897	67.3%
Trucks	6,961	228	20.9	7,886	264	19.8
SUVs	2,595	66	6.0	3,104	80	5.9
Cars	964	63	5.8	1,430	93	7.0
Total	$24,727	1,092	100.0%	$29,116	1,334	100.0%
At December 31, 2022 and 2021, 99.4% and 99.5% of our operating leases were current with respect to payment status.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net proceeds from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our known material uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses, income taxes and dividend payments.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are initially financed by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt. Refer to Note 7 to our consolidated financial statements for information regarding our material cash requirements for debt contractual obligations.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM. At December 31, 2022, Cruise had $113 million of borrowings outstanding and access to an additional $4.5 billion in advances under the agreement. Cruise had no borrowings outstanding at December 31, 2021.
The following table summarizes our available liquidity:

Liquidity	December 31, 2022	December 31, 2021
Cash and cash equivalents(a)	$4,005	$3,948
Borrowing capacity on unpledged eligible assets	22,041	19,283
Borrowing capacity on committed unsecured lines of credit	460	518
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$29,506	$26,749
_________________
(a)Includes $384 million and $348 million in unrestricted cash outside of the U.S. at December 31, 2022 and 2021. This cash is considered to be indefinitely invested based on specific plans for reinvestment.
At December 31, 2022, available liquidity increased primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2022, available liquidity exceeded our liquidity targets.
Under our support agreement with GM (the Support Agreement), GM provides us with financial resources through a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility) and exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility).

Cash Flows	Years Ended December 31,		2021 vs. 2020
	2022	2021
Net cash provided by (used in) operating activities	$5,476	$7,297	$(1,821)
Net cash provided by (used in) investing activities	$(10,005)	$(5,543)	$(4,462)
Net cash provided by (used in) financing activities	$4,013	$(2,641)	$6,654
During 2022, net cash provided by operating activities decreased primarily due to a decrease in leased vehicle income of $1.2 billion and a net increase in cash used in counterparty derivative collateral posting activities of $929 million.
During 2022, net cash used in investing activities increased primarily due to an increase in net funding of commercial finance receivables of $6.6 billion, an increase in the purchases of consumer finance receivables of $1.8 billion and a decrease in proceeds from termination of leased vehicles of $159 million, partially offset by a decrease in purchases of leased vehicles of $2.7 billion and an increase in collections and recoveries on retail finance receivables of $1.6 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
During 2022, net cash provided by financing activities increased primarily due to a decrease in debt repayments of $7.2 billion, a decrease in dividend payments of $1.8 billion and a decrease in extinguishment of debt of $1.6 billion, partially offset by a decrease in borrowings of $4.0 billion.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at January 17, 2023:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB (High)	BBB (High)	R-2 (High)	Stable
Fitch	BBB-	BBB-	F3	Positive
Moody’s	Baa3	Baa3	P-3	Stable
S&P	BBB	BBB	A-2	Stable
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At December 31, 2022, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,086	$3,593
Revolving commercial asset-secured facilities(b)	4,139	338
Total secured	26,225	3,931
Unsecured committed facilities	537	78
Unsecured uncommitted facilities(c)	1,395	1,395
Total unsecured	1,932	1,473
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,157	$5,404
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had an insignificant amount in advances outstanding and $596 million in unused borrowing capacity on these uncommitted facilities at December 31, 2022.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.7 billion in unused borrowing capacity on these facilities at December 31, 2022.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2022
2018	July 2024	-	September 2026	$3,252	$310
2019	April 2024	-	July 2027	$8,152	1,646
2020	August 2023	-	August 2028	$19,784	5,540
2021	April 2025	-	June 2034	$22,945	10,632
2022	October 2023	-	October 2035	$24,311	20,136
Total active securitizations					38,263
Debt issuance costs					(63)
Total					$38,200
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2022, the aggregate principal amount of our outstanding unsecured senior notes was $47.0 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At December 31, 2022, we had $3.6 billion outstanding in demand notes and $2.2 billion under the U.S. commercial paper program.
LIBOR Transition The International Swaps and Derivatives Association launched its Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol which came into effect on January 25, 2021. The supplement incorporates fallbacks for new derivatives linked to LIBOR, and the protocol enables market participants to incorporate fallbacks for certain legacy derivatives linked to LIBOR. We have adhered to the protocol, and we are currently transitioning our existing LIBOR-based derivative exposure in advance of the June 30, 2023 date when the applicable LIBOR will no longer be published.
For any residual exposure after the end of 2021, we expect to leverage relevant contractual and statutory solutions to transition such exposure. For more information on the expected replacement of LIBOR, refer to Item 1A. Risk Factors.
Support Agreement Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 7.91x and 8.07x at December 31, 2022 and 2021, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $3.1 billion in net income, partially offset by $1.7 billion of dividends on our common stock paid to GM.
Also, the Support Agreement provides that GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We had no borrowings outstanding under any of the GM revolving credit facilities at December 31, 2022 and 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at December 31, 2022:

	2023	2024	2025	2026 and Thereafter
Encumbered assets	$30,665	$48,461	$55,541	$59,765
Unencumbered assets	28,870	41,207	53,013	62,780
Total assets	59,534	89,669	108,554	122,545

Secured debt	21,650	34,215	39,214	42,196
Unsecured debt	15,261	23,839	34,180	55,651
Total debt(a)	36,912	58,056	73,396	97,847
Net excess liquidity	$22,622	$31,613	$35,158	$24,698
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2022. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
•changes in the determination of benchmark rates, such as LIBOR;
•pandemics, epidemics, disease outbreaks and other public health crises, including the COVID-19 pandemic;
•our ability to secure private data, proprietary information, manage risks related to security breaches and other disruptions to networks and systems owned or maintained by us or third parties and comply with enterprise data regulations in all key market regions;
•foreign currency exchange rate fluctuations and other risks applicable to our operations outside of the U.S.;
•changes in local, regional, national or international economic, social or political conditions; and
•impact and uncertainties related to climate-related events and climate change legislation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Overview We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor and manage these risks. The principal types of risk to our business include:
•Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flows and economic value;
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
We manage each of these types of risk in the context of its contribution to our overall global risks. We make business decisions on a risk-adjusted basis and price our services consistently with these risks. A discussion of market risk (including interest rate and foreign currency exchange rate risk), counterparty risk, and operating risk follows.
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
Our debt includes long-term unsecured debt and securitization notes payable. Our senior unsecured debt issuances have tenors of up to 10 years. Approximately 93% of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
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

Net Interest Income Sensitivity	December 31, 2022	December 31, 2021
100 basis points instantaneous increase in interest rates	$(4.3)	$(5.1)
100 basis points instantaneous decrease in interest rates(a)	$4.3	$5.1
________________
(a)Net interest income sensitivity given a 100 basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.
At December 31, 2022 and 2021, we were liability-sensitive, meaning that we expect more liabilities than assets to re-price within the next 12 months. During a period of rising interest rates, the interest paid on our liabilities would increase more than the interest earned on our assets, which would initially decrease our net interest income. During a period of falling interest rates, we would expect our net interest income to initially increase.
Additional Model Assumptions The sensitivity analysis presented is our best estimate of the effect of the hypothetical interest rate scenarios; however, our actual results could differ. Our estimates are also based on assumptions including the amortization and prepayment of the finance receivables portfolio, originations of finance receivables and leases, refinancing of maturing debt, replacement of maturing derivatives and exercise of options embedded in debt and derivatives. Our prepayment projections are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected.
Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2022	December 31, 2021
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$44	$39
Pay-floating, receive-fixed interest rate swaps	49	41
Long interest rate caps and floors	21	23
Short interest rate caps and floors	21	23
Total interest rate contracts	135	126
Foreign currency contracts	7	8
Total notional value	$142	$134
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2022 was a liability of $1.1 billion, compared to an asset of $326 million at December 31, 2021. The net fair value of our interest rate contracts decreased $1.0 billion due to changes in the forward interest rate curve, and the net fair value of our cross-currency contracts decreased $411 million due to the strengthening of the U.S. Dollar against other currencies. Refer to Note 9 to our consolidated financial statements for more information.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Foreign Currency Exchange Rate Risk We primarily finance receivables and leased assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. As a result, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2022, was insignificant. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income/loss. The following table summarizes the amounts of foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2022	2021
Translation (gains) losses recorded in accumulated other comprehensive income (loss)	$156	$44

(Gains) losses resulting from transactions and remeasurement recorded in earnings	$(639)	$(477)
(Gains) losses resulting from foreign currency exchange contracts recorded in earnings	639	474
Net (gains) losses resulting from foreign currency exchange recorded in earnings	$(1)	$(3)
Most of the international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to foreign currencies. The foreign currency translation loss for 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi and Canadian Dollar, partially offset by appreciating values of the Brazilian Real and Mexican Peso in relation to the U.S. Dollar. The foreign currency translation loss for 2021 was primarily due to depreciating values of the Brazilian Real, Chilean Peso and Mexican Peso, partially offset by appreciating values of the Chinese Yuan Renminbi in relation to the U.S. Dollar.
Counterparty Risk Counterparty risk relates to the financial loss we could incur if an obligor or counterparty to a transaction is unable to meet its financial obligations. Typical sources of exposure include balances maintained in bank accounts, investments, and derivative instruments. Investments are typically securities representing high quality monetary instruments that are easily accessible, and derivative instruments are used for managing interest rate and foreign currency exchange rate risk. We, together with GM, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
To the Shareholders and the Board of Directors of General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Allowance for loan losses
Description of the matter
The Company’s loan portfolio and the associated allowance for loan losses (ALL) were $76.6 billion and $2.1 billion as of December 31, 2022, respectively. The ALL represents management’s estimate of expected net credit losses over the remaining life of the receivables at the balance sheet date. Expected credit losses related to the retail finance receivables are estimated using a static pool modeling technique for pools of receivables with common risk characteristics such as internal credit score and monthly vintage. Management assesses recent internal operating and external environments and may qualitatively adjust certain assumptions. Forecasted economic conditions are considered over a reasonable and supportable period through the use of economic factors that are determined to have the largest impact on expected losses.

Auditing management’s estimate of the North America retail ALL, which represents the largest component of the overall ALL, involved a high degree of judgement due to the complexity of the model and the subjectivity of the qualitative adjustments included in the ALL. Additionally, management’s identification and measurement of the qualitative adjustments is highly subjective and could have a significant effect on the allowance for loan losses.

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

Related to the North America retail ALL, to test the models, we evaluated the conceptual soundness of the model, including management’s selection of economic factors that were deemed to be the most relevant indicators of expected credit losses, reviewed management’s calibration of risk factors that are drivers of forecasted losses, as well as reviewed backtesting of the model results. Additionally, on a sample basis, we performed an independent recalculation of the Company’s ALL. To test the qualitative adjustments, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering the construct of the current expected credit loss model. We tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments and recalculated the analyses used by management to measure the qualitative adjustment.

Valuation of Leased Vehicles
Description of the matter
The Company has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 1 to the financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. The Company’s estimated residual value of leased vehicles at the end of lease term was $24.7 billion as of December 31, 2022.

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
Fort Worth, Texas
January 31, 2023

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$4,005	$3,948
Finance receivables, net of allowance for loan losses of $2,096 and $1,886 (Note 3; Note 8 VIEs)	74,514	62,979
Leased vehicles, net (Note 4; Note 8 VIEs)	32,701	37,929
Goodwill (Note 5)	1,171	1,169
Equity in net assets of nonconsolidated affiliates (Note 6)	1,665	1,717
Property and equipment, net of accumulated depreciation of $407 and $392	140	152
Deferred income taxes (Note 14)	251	244
Related party receivables (Note 2)	495	301
Other assets (Note 8 VIEs)	7,604	5,347
Total assets	$122,545	$113,786
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8 VIEs)	$42,131	$39,338
Unsecured debt (Note 7)	54,723	53,223
Accounts payable and accrued expenses	2,743	2,135
Deferred income	2,248	2,551
Deferred income taxes (Note 14)	1,836	1,353
Related party payables (Note 2)	115	313
Other liabilities	3,739	1,079
Total liabilities	107,535	99,992
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,742	8,692
Accumulated other comprehensive income (loss)	(1,373)	(1,273)
Retained earnings	7,641	6,375
Total shareholders' equity	15,010	13,794
Total liabilities and shareholders' equity	$122,545	$113,786
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2022	2021	2020
Revenue
Finance charge income	$4,521	$4,103	$3,996
Leased vehicle income	7,811	9,026	9,530
Other income	434	290	305
Total revenue	12,766	13,419	13,831
Costs and expenses
Operating expenses	1,662	1,648	1,490
Leased vehicle expenses	3,668	4,142	5,882
Provision for loan losses (Note 3)	654	248	881
Interest expense	2,881	2,546	3,023
Total costs and expenses	8,864	8,584	11,276
Equity income (Note 6)	173	201	147
Income before income taxes	4,076	5,036	2,702
Income tax provision (Note 14)	992	1,247	693
Net income (loss)	3,084	3,789	2,009
Less: cumulative dividends on preferred stock	119	119	98
Net income (loss) attributable to common shareholder	$2,966	$3,670	$1,911

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$3,084	$3,789	$2,009
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $(18), $(28) and $37	55	80	(108)
Defined benefit plans	1	—	—
Foreign currency translation adjustment	(156)	(44)	(82)
Other comprehensive income (loss), net of tax	(100)	36	(190)
Comprehensive income (loss)	$2,983	$3,825	$1,819
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance at January 1, 2020	$—	$—	$8,101	$(1,119)	$5,744	$12,726
Adoption of accounting standards (Note 1)	—	—	—	—	(643)	(643)
Net income (loss)	—	—	—	—	2,009	2,009
Other comprehensive income (loss)	—	—	—	(190)	—	(190)
Stock-based compensation	—	—	49	—	—	49
Dividends paid (Note 11)	—	—	—	—	(845)	(845)
Issuance of preferred stock (Note 11)	—	—	492	—	—	492
Balance at December 31, 2020	—	—	8,642	(1,309)	6,265	13,598
Net income (loss)	—	—	—	—	3,789	3,789
Other comprehensive income (loss)	—	—	—	36	—	36
Stock-based compensation	—	—	50	—	—	50
Dividends paid (Note 11)	—	—	—	—	(3,620)	(3,620)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2021	—	—	8,692	(1,273)	6,375	13,794
Net income (loss)	—	—	—	—	3,084	3,084
Other comprehensive income (loss)	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	49	—	—	49
Dividends paid (Note 11)	—	—	—	—	(1,759)	(1,759)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2022	$—	$—	$8,742	$(1,373)	$7,641	$15,010
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$3,084	$3,789	$2,009
Depreciation and amortization	5,083	6,308	7,426
Accretion and amortization of loan and leasing fees	(1,266)	(1,442)	(1,953)
Undistributed earnings of nonconsolidated affiliates, net	(32)	(127)	(54)
Provision for loan losses	654	248	881
Deferred income taxes	484	209	354
Stock-based compensation expense	50	50	49
Gain on termination of leased vehicles	(1,188)	(1,954)	(1,325)
Loss on extinguishment of debt	—	105	—
Other operating activities	(131)	112	(58)
Changes in assets and liabilities:
Other assets	(1,470)	135	(88)
Other liabilities	484	(177)	503
Related party payables	(277)	41	238
Net cash provided by (used in) operating activities	5,476	7,297	7,982
Cash flows from investing activities
Purchases of retail finance receivables, net	(34,768)	(33,013)	(30,215)
Principal collections and recoveries on retail finance receivables	27,017	25,456	19,936
Net collections (funding) of commercial finance receivables	(4,345)	2,263	2,849
Purchases of leased vehicles, net	(11,949)	(14,602)	(15,233)
Proceeds from termination of leased vehicles	14,234	14,393	13,399
Purchases of property and equipment	(44)	(26)	(34)
Capital contribution to nonconsolidated affiliates	(51)	—	—
Other investing activities	(99)	(14)	15
Net cash provided by (used in) investing activities	(10,005)	(5,543)	(9,283)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	333	2,911	273
Borrowings and issuances of secured debt	30,764	28,776	43,818
Payments on secured debt	(28,060)	(29,374)	(43,668)
Borrowings and issuances of unsecured debt	12,794	16,157	13,347
Payments on unsecured debt	(9,865)	(15,728)	(10,802)
Extinguishment of debt	—	(1,605)	—
Debt issuance costs	(135)	(158)	(162)
Proceeds from issuance of preferred stock	—	—	492
Dividends paid	(1,819)	(3,620)	(890)
Net cash provided by (used in) financing activities	4,013	(2,641)	2,408
Net increase (decrease) in cash, cash equivalents and restricted cash	(516)	(887)	1,107
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	9	(56)	(83)
Cash, cash equivalents and restricted cash at beginning of period	7,183	8,126	7,102
Cash, cash equivalents and restricted cash at end of period	$6,676	$7,183	$8,126

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$4,005	$3,948
Restricted cash included in other assets	2,671	3,235
Total	$6,676	$7,183
The accompanying notes are an integral part of these consolidated financial statements.
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
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts held under a cash management program. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses in the commercial finance receivables portfolio. We establish the allowance for loan losses based on historical loss experience, as well as forecasted auto industry conditions, which is the economic indicator that we believe has the largest impact on expected losses. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally developed risk rating system. Dealers' financial and operating metrics are regularly scored and further evaluated to derive a risk rating. Based on dealer risk ratings, we establish probability of default and loss given default, and also determine if any specific dealer loan requires additional reserves.
Charge-off Policy Retail finance receivables are generally charged off in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off.
Commercial finance receivables are individually evaluated and, where collectability of the recorded balance is in doubt, are written down to the fair value of the collateral less costs to sell. Commercial finance receivables are charged off at the earlier of when they are deemed uncollectible or reach 360 days past due.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Impaired Finance Receivables - TDRs In evaluating whether a loan modification constitutes a TDR, our policy for retail loans is that (i) the modification must constitute a concession; and (ii) the debtor must be experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to customers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meets the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, we have determined that the second deferment granted by us on a retail loan will be considered a TDR and the loan impaired.
Accounts in Chapter 13 bankruptcy that have an interest rate or principal adjustment as part of a confirmed bankruptcy plan are also considered TDRs.
Commercial finance receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans.
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
Generally, the lessee may purchase the leased vehicle at the maturity of the lease by paying the purchase price stated in the lease agreement, which equals the contract residual value determined at origination of the lease, plus any fees and all other amounts owed under the lease. If the lessee decides not to purchase the leased vehicle, the lessee must return it to a dealer by the lease's scheduled maturity date. Monthly extensions may be granted to the lessee for up to a total of six months, and longer in certain circumstances. If the lessee extends the maturity date on their lease agreement, the lessee is responsible for additional monthly payments until the leased vehicle is returned or purchased. Since the lessee is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the proceeds we receive on the disposition of the vehicle are lower than the residual value estimated at lease inception.
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
Variable Interest Entities – Securitizations and Credit Facilities We finance a significant portion of our loan and lease origination volume through the use of our credit facilities and execution of securitization transactions, which both utilize SPEs. In our credit facilities, we transfer finance receivables and lease-related assets to SPEs. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of the assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In our securitizations, we transfer finance receivables and lease-related assets to SPEs structured as securitization trusts (Trusts), which issue one or more classes of asset-backed securities. The asset-backed securities are, in turn, sold to investors.
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
Derivative financial instruments are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, our credit exposure is limited to the uncollected interest and the market value related to the instruments that have become favorable to us, to the extent that market values are not collateralized. We maintain a policy of requiring that all derivative instruments be governed by an International Swaps and Derivatives Association Master Agreement. We enter into derivative instruments and establish risk limits with counterparties that we believe are creditworthy and generally settle on a net basis. In addition, management performs a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.
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
Revenue Recognition Finance charge income earned on finance receivables is recognized using the effective interest method. Fees and commissions received (including manufacturer subvention) and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are fully charged off or paid in full.

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
Recently Adopted Accounting Standards    In January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-01, "Reference Rate Reform (Topic 848): Scope," which amended Topic 848- Reference Rate Reform to clarify the scope and availability of expedients for certain derivative instruments affected by reference rate reform. We have elected various optional expedients in Topic 848 related to hedging relationships and contract modifications and other hedging relationships. The application of these expedients did not have a material impact on our consolidated financial statements. On December 21, 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The ASU became effective upon issuance.
Effective January 1, 2020, we adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of finance receivables, resulting in recognition of lifetime expected credit losses upon origination of the related finance receivable. We adopted ASU 2016-13 on a modified retrospective basis on January 1, 2020 by recognizing an after-tax cumulative-effect adjustment to the opening balance of retained earnings of $643 million. The application of ASU 2016-13 increased our allowance for loan losses by $801 million. Refer to Note 3 for information on our finance receivables at December 31, 2020.
Accounting Standards Not Yet Adopted In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for TDRs by creditors that have adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." We adopted ASU 2016-13 on January 1, 2020. ASU 2022-02 enhances disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, ASU 2022-02 amends the guidance on vintage disclosures to require entities to disclose current-period gross write-offs by year of origination.
For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2022-02 on a modified retrospective basis on January 1, 2023, by recognizing an after-tax cumulative-effect adjustment to the opening balance of retained earnings for loan modifications. The impact of the adoption of ASU 2022-02 was insignificant.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $2.4 billion, $3.3 billion and $3.9 billion for 2022, 2021 and 2020. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM. At December 31, 2022, Cruise had $113 million of borrowings outstanding and access to an additional $4.5 billion in advances under the agreement. Cruise had no borrowings outstanding at December 31, 2021. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During 2022, we made payments of $690 million to GM for state and federal income taxes related to the years 2020 through 2022. During 2021, we made payments of $824 million to GM for state and federal income taxes related to the years 2021 and 2020. No tax payments were made in 2020. Amounts owed to GM for income taxes are recorded as a related party payable.
The following tables present related party transactions:

Balance Sheet Data	December 31, 2022	December 31, 2021
Commercial finance receivables, net due from dealers consolidated by GM	$187	$163
Cruise receivables	$113	$—
Subvention receivable	$469	$282
Commercial loan funding payable	$105	$26
Taxes payable	$8	$282

	Years Ended December 31,
Income Statement Data	2022	2021	2020
Interest subvention earned on retail finance receivables(a)	$921	$792	$638
Interest subvention earned on commercial finance receivables(a)	$63	$28	$41
Leased vehicle subvention earned(b)	$1,916	$2,702	$3,042
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $15.5 billion of GM's unsecured revolving credit facilities consisting of a three-year, $4.3 billion facility and a five-year, $11.2 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at December 31, 2022 and 2021. In April 2022, GM renewed the GM Revolving 364-Day Credit Facility, which now matures on April 4, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	December 31, 2022	December 31, 2021
Retail finance receivables
Retail finance receivables, net of fees(a)	$65,322	$58,093
Less: allowance for loan losses	(2,062)	(1,839)
Total retail finance receivables, net	63,260	56,254
Commercial finance receivables
Commercial finance receivables, net of fees(b)	11,288	6,772
Less: allowance for loan losses	(34)	(47)
Total commercial finance receivables, net	11,254	6,725
Total finance receivables, net	$74,514	$62,979
Fair value utilizing Level 2 inputs	$11,254	$6,725
Fair value utilizing Level 3 inputs	$62,150	$57,613
________________
(a)Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)Net of dealer cash management balances of $1.9 billion and $1.0 billion at December 31, 2022 and 2021.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Years Ended December 31,
	2022	2021	2020
Allowance for retail loan losses beginning balance	$1,839	$1,915	$866
Impact of adopting ASU 2016-13 (Note 1)	—	—	801
Provision for loan losses	668	267	880
Charge-offs	(1,138)	(897)	(1,149)
Recoveries	685	571	537
Foreign currency translation	9	(17)	(20)
Allowance for retail loan losses ending balance	$2,062	$1,839	$1,915
The allowance for retail loan losses as of percentage of retail finance receivables, net was 3.2% at December 31, 2022 and 2021.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at December 31, 2022 and 2021:

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime - FICO Score 680 and greater	$22,677	$13,399	$7,991	$2,254	$1,019	$205	$47,543	72.8%
Near-prime - FICO Score 620 to 679	3,202	2,601	1,487	688	310	104	8,392	12.8
Sub-prime - FICO Score less than 620	3,211	2,746	1,604	1,051	496	280	9,388	14.4
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime - FICO Score 680 and greater	$19,729	$12,408	$4,078	$2,298	$763	$143	$39,419	67.9%
Near-prime - FICO Score 620 to 679	3,856	2,388	1,229	648	274	84	8,479	14.6
Sub-prime - FICO Score less than 620	4,053	2,528	1,777	972	570	295	10,195	17.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at December 31, 2022 and 2021:

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
0 - 30 days	$28,676	$18,128	$10,702	$3,743	$1,685	$493	$63,426	97.1%

31 - 60 days	310	452	275	184	103	69	1,393	2.1
Greater than 60 days	93	150	98	62	35	26	465	0.7
Finance receivables more than 30 days delinquent	403	603	373	246	138	95	1,857	2.8
In repossession	11	14	6	4	2	1	39	0.1
Finance receivables more than 30 days delinquent or in repossession	414	617	380	249	140	96	1,896	2.9
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
0 - 30 days	$27,270	$16,945	$6,772	$3,721	$1,478	$440	$56,626	97.5%

31 - 60 days	273	276	230	147	97	60	1,083	1.8
Greater than 60 days	83	93	76	46	30	21	349	0.6
Finance receivables more than 30 days delinquent	356	369	306	193	127	81	1,432	2.4
In repossession	12	10	6	4	2	1	35	0.1
Finance receivables more than 30 days delinquent or in repossession	368	379	312	197	129	82	1,467	2.5
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $685 million and $602 million at December 31, 2022 and 2021.
Impaired Retail Finance Receivables - TDRs The outstanding amortized cost of retail finance receivables that are considered TDRs were $2.1 billion and $1.9 billion at December 31, 2022 and 2021, including nonaccrual loans of $241 million and $219 million at December 31, 2022 and 2021. For definition and additional information on TDRs, refer to Note 1. Additional TDR activity is presented below:

	Years Ended December 31,
	2022	2021	2020
Number of loans classified as TDRs during the period	58,523	46,158	57,524
Outstanding amortized cost of loans classified as TDRs during the period	$1,230	$920	$1,057

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The unpaid principal balances, net of recoveries, of loans charged off during the reporting period and were within 12 months of being modified as a TDR were $25 million, $17 million, and $28 million for 2022, 2021 and 2020.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at December 31, 2022 and 2021:

	Year of Origination							December 31, 2022
Dealer Risk Rating	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$9,624	$566	$361	$372	$102	$45	$24	$11,094	98.3%
II	89	—	1	—	—	—	—	91	0.8
III	78	15	—	—	10	—	—	104	0.9
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$9,791	$581	$363	$372	$112	$45	$25	$11,288	100.0%

	Year of Origination							December 31, 2021
Dealer Risk Rating	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,296	$433	$426	$131	$57	$50	$10	$6,403	94.6%
II	213	5	16	12	1	10	—	257	3.8
III	81	8	15	2	—	2	4	112	1.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$5,590	$446	$457	$145	$58	$62	$14	$6,772	100.0%
Floorplan advances comprise 97% and 94% of the total revolving balances at December 31, 2022 and 2021. Dealer term loans are presented by year of origination.
At December 31, 2022 and 2021, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for 2022, 2021 and 2020. There were no commercial finance receivables on nonaccrual status and none were classified as TDRs at December 31, 2022 and 2021.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4. Leased Vehicles

	December 31, 2022	December 31, 2021
Leased vehicles	$46,069	$54,821
Manufacturer subvention	(5,150)	(7,398)
Net capitalized cost	40,919	47,423
Less: accumulated depreciation	(8,218)	(9,494)
Leased vehicles, net	$32,701	$37,929
Depreciation expense related to leased vehicles, net was $4.8 billion, $6.1 billion and $7.2 billion in 2022, 2021, and 2020.
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2022:

	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Lease payments under operating leases	$4,880	$2,804	$1,049	$117	$2	$—	$8,852
Note 5. Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years Ended December 31,
	2022			2021			2020
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$64	$1,169	$1,105	$68	$1,173	$1,105	$80	$1,185
Foreign currency translation	(1)	3	2	—	(4)	(4)	—	(12)	(12)
Ending balance	$1,105	$66	$1,171	$1,105	$64	$1,169	$1,105	$68	$1,173
Note 6. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
The following tables present certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2022	December 31, 2021
Finance receivables, net	$22,011	$24,293
Total assets	$23,558	$26,265
Debt	$17,952	$18,675
Total liabilities	$19,713	$22,353

	Years Ended December 31,
Summarized Operating Data	2022	2021	2020
Finance charge income	$1,636	$1,668	$1,447
Provision for loan losses	$172	$32	$162
Income before income taxes	$661	$774	$572
Net income	$494	$582	$426

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our direct ownership interests in China joint ventures:

Joint Ventures	December 31, 2022	December 31, 2021
SAIC-GMAC Automotive Finance Company Limited	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	35%
In 2022, 2021 and 2020, SAIC-GMAC Automotive Finance Company Limited paid $342 million, $309 million and $294 million cash dividends, of which our share was $120 million, $108 million and $103 million. At December 31, 2022 and 2021, we had undistributed earnings of $795 million and $740 million related to our nonconsolidated affiliates.
Note 7. Debt

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$3,931	$3,931	$3,497	$3,495
Securitization notes payable	38,200	37,537	35,841	35,906
Total secured debt	42,131	41,467	39,338	39,401
Unsecured debt
Senior notes	46,111	43,676	45,386	46,539
Credit facilities	1,473	1,448	1,229	1,211
Other unsecured debt	7,139	7,146	6,608	6,607
Total unsecured debt	54,723	52,270	53,223	54,357
Total secured and unsecured debt	$96,854	$93,738	$92,561	$93,758
Fair value utilizing Level 2 inputs		$91,545		$92,250
Fair value utilizing Level 3 inputs		$2,192		$1,508

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 1.70% at December 31, 2022. Issuance costs on the secured debt of $84 million as of December 31, 2022 and $82 million as of December 31, 2021 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and borrowings are expected to be repaid over periods ranging up to six years. During 2022, we renewed credit facilities with a total borrowing capacity of $26.3 billion.
Securitization notes payable at December 31, 2022 are due beginning in 2023 and lasting through 2035. During 2022, we issued $24.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 3.40% and maturity dates ranging from 2023 to 2035.
Unsecured Debt
Senior Notes At December 31, 2022, we had $47.0 billion aggregate principal amount outstanding in senior notes that mature from 2023 through 2032 and have a weighted average interest rate of 3.20%. Issuance costs on senior notes of $113 million as of December 31, 2022 and $114 million as of December 31, 2021 are amortized to interest expense over the term of the notes.
During 2022, we issued $9.0 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.78% and maturity dates ranging from 2024 to 2032.
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
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to five years. The weighted average interest rate on these credit facilities and other unsecured debt was 6.97% at December 31, 2022.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Secured debt	$21,650	$12,565	$4,999	$1,785	$232	$965	$42,196
Unsecured debt	15,261	8,578	10,341	6,032	6,273	9,165	55,651
Interest payments	3,083	1,848	1,097	651	392	618	7,688
	$39,995	$22,992	$16,437	$8,468	$6,897	$10,748	$105,535
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2022, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities and Other Transfers of Finance Receivables
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2022	December 31, 2021
Restricted cash(a)	$2,535	$2,740
Finance receivables, net of fees	$38,774	$31,940
Lease related assets	$18,456	$16,143
Secured debt	$42,188	$39,277
_______________
(a) Included in other assets.
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At December 31, 2022 and 2021, an insignificant amount and $500 million in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to an insignificant amount and $125 million in secured debt outstanding.

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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	December 31, 2022			December 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$19,950	$—	$821	$15,058	$74	$88
Foreign currency swaps	—	—	—	682	—	59
Cash flow hedges
Interest rate swaps	1,434	34	1	611	12	4
Foreign currency swaps	6,852	—	586	7,419	85	201
Derivatives not designated as hedges
Interest rate contracts	113,975	2,268	1,984	110,053	846	339
Foreign currency contracts	—	—	—	148	—	—
Total	$142,212	$2,302	$3,392	$133,971	$1,017	$691
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2022 and 2021, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $1.3 billion and $505 million. At December 31, 2022 and 2021, we held $553 million and $376 million of collateral from counterparties that was available for netting against our asset positions. At December 31, 2022 and 2021, we had $1.5 billion and $45 million of collateral posted to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Unsecured debt	$28,319	$24,964	$781	$(226)
 _________________
(a)Includes $86 million of unamortized losses and $246 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at December 31, 2022 and 2021.
The table below presents the effect of our derivative financial instruments in the consolidated statements of income:

	Years Ended December 31,
	2022		2021		2020
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$1,003	$—	$371	$—	$(500)	$—
Interest rate swaps	(957)	—	(362)	—	250	—
Hedged items - foreign currency swaps(c)	—	23	—	61	—	(161)
Foreign currency swaps	(2)	(24)	(13)	(56)	(31)	167
Cash flow hedges
Interest rate swaps	15	—	(13)	—	(14)	—
Hedged items - foreign currency swaps(c)	—	611	—	415	—	(457)
Foreign currency swaps	(156)	(611)	(128)	(415)	(108)	457
Derivatives not designated as hedges
Interest rate contracts	130	—	150	—	237	—
Foreign currency contracts	—	(4)	—	(3)	—	—
Total income (loss) recognized	$33	$(4)	$5	$2	$(166)	$6
_________________
(a)Total interest expense was $2.9 billion, $2.5 billion and $3.0 billion for 2022, 2021 and 2020.
(b)Total operating expenses were $1.7 billion, $1.6 billion and $1.5 billion for 2022, 2021 and 2020.
(c)Transaction activity related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
	2022	2021	2020
Fair value hedges
Foreign currency swaps	$(2)	$(6)	$(19)
Cash flow hedges
Interest rate swaps	17	14	(18)
Foreign currency swaps	(529)	(352)	160
Total	$(514)	$(344)	$123

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Years Ended December 31,
	2022	2021	2020
Fair value hedges
Foreign currency swaps	$2	$6	$20
Cash flow hedges
Interest rate swaps	(11)	9	10
Foreign currency swaps	578	409	(261)
Total	$569	$424	$(231)
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to interest expense. During the next 12 months, we estimate $24 million in gains will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
Rent expense under operating leases was $39 million, $37 million and $39 million in 2022, 2021 and 2020. Variable lease costs were insignificant for 2022, 2021 and 2020. At December 31, 2022 and 2021, operating lease right-of-use assets, included in other assets, were $117 million and $122 million and operating lease liabilities, included in other liabilities, were $138 million and $144 million. Operating lease right-of-use assets obtained in exchange for lease obligations were $17 million, an insignificant amount and $26 million in 2022, 2021 and 2020. At December 31, 2022, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year were $27 million, $28 million, $26 million, $25 million, $20 million, and $30 million for 2023, 2024, 2025, 2026, 2027 and thereafter, with imputed interest of $18 million at December 31, 2022. The weighted average discount rate was 4.2% and 4.1%, and the weighted average remaining lease term was 6.0 years and 6.8 years at December 31, 2022 and 2021. Payments for operating leases included in net cash provided by operating activities were $45 million in 2022 and 2021 and $49 million in 2020. We have no lease agreements that have not yet commenced at December 31, 2022.
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
Borrowers located in Texas accounted for 14.2% of the retail finance receivables portfolio at December 31, 2022. No other state or country accounted for more than 10% of the retail finance receivables portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At December 31, 2022, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2022, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $166 million, and we have accrued $142 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $72 million at December 31, 2022.
Note 11. Shareholders' Equity

	December 31, 2022	December 31, 2021
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
In 2022, 2021 and 2020, our Board of Directors declared and paid dividends of $1.7 billion, $3.5 billion and $800 million on our common stock to General Motors Holdings LLC.

	December 31, 2022	December 31, 2021
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Series A	1,000,000	1,000,000
Series B	500,000	500,000
Series C	500,000	500,000
During 2022, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock. During 2021, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $30 million to holders of record to our Series C Preferred Stock. During 2020, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, and $32 million to holders of record of our Series B Preferred Stock.
On December 22, 2022, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on March 30, 2023 to holders of record at March 15, 2023. Accordingly, $59 million has been set aside for the payment of these dividends.
In September 2020, we issued 500,000 shares, par value $0.01 per share, of Series C Preferred Stock, at a liquidation preference of $1,000 per share, for net proceeds of approximately $492 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Holders of Series C Preferred Stock are entitled to receive cash dividend payments when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors). Dividends on the Series C Preferred Stock accrue and are payable at a rate per annum equal to 5.700% from the date of issuance to, but excluding, September 30, 2030 (the First Reset Date). Thereafter, the dividend rate will be reset on the First Reset Date and on September 30th of every fifth year thereafter (the First Reset Date and each such date thereafter, a "Reset Date," and the period from, and including, a Reset Date to, but excluding, the following Reset Date, a "Reset Period"). From and including the First Reset Date, dividends on the Series C Preferred Stock will accrue and be payable at a rate per annum equal to the five-year U.S. Treasury Rate as of the second business day preceding the applicable Reset Date plus 4.997% for each Reset Period. Dividends will be payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2021. Dividends on the Series C Preferred Stock are cumulative whether or not we have earnings, whether or not there are funds legally available for the payment of the dividends, and whether or not the dividends are authorized or declared.
The Series C Preferred Stock does not have a maturity date. We may, at our option, redeem the shares of the Series C Preferred Stock, in whole or in part, on any dividend payment date on or after the First Reset Date, at a price of $1,000 per share of Series C Preferred Stock plus all accumulated and unpaid dividends to, but excluding, the date of redemption.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Years Ended December 31,
	2022	2021	2020
Unrealized gain (loss) on hedges
Beginning balance	$(77)	$(157)	$(49)
Change in value of hedges, net of tax	55	80	(108)
Ending balance	(21)	(77)	(157)
Defined benefit plans
Beginning balance	1	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	1	—	—
Ending balance	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,197)	(1,153)	(1,071)
Translation gain (loss), net of tax	(156)	(44)	(82)
Ending balance	(1,352)	(1,197)	(1,153)
Total accumulated other comprehensive income (loss)	$(1,373)	$(1,273)	$(1,309)
Note 12. Parent Company Stock-Based Compensation
GM grants to certain employees and key executive officers Restricted Stock Units (RSUs), Performance-based Share Units (PSUs) and stock options. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans, such as retirement, death or disability.
RSU awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. PSU awards vest at the end of a three-year performance period based on performance criteria determined by the Executive Compensation Committee of the GM Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. Stock options expire 10 years from the grant date. GM's performance-based stock options vest ratably over 55 months based on the performance of its common stock relative to that of a specified peer group. GM's service-based stock options vest ratably over three years.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (shares in thousands):

	Year Ended December 31, 2022
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	2,508	$38.51	1.2
Granted	980	$46.08
Settled	(723)	$43.30
Forfeited or expired	(55)	$46.35
Outstanding at December 31, 2022(a)	2,710	$39.72	1.3
Unvested at December 31, 2022	1,540	$47.02	1.3
Vested and payable at December 31, 2022	1,061	$29.13
________________
(a)    Includes the target amount of PSUs.
The assumptions used to estimate the fair value of the stock options are a dividend yield of 1.60%, 1.67% and 4.28%, expected volatility of 41.0%, 47.9% and 25.0%, a risk-free interest rate of 1.88%, 0.76% and 1.50%, and an expected option life of 6.0 years for options issued during 2022, 2021 and 2020. The expected volatility is based on the average of the implied volatility of publicly traded options for GM's common stock.
Total compensation expense related to the above awards was $50 million in 2022 and 2021 and $49 million in 2020.
At December 31, 2022, total unrecognized compensation expense for nonvested equity awards granted was $35 million. This expense is expected to be recorded over a weighted-average period of 1.3 years. The total fair value of RSUs and PSUs vested was $31 million, $20 million and $21 million at December 31, 2022, 2021 and 2020.
Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized compensation expense related to these plans of $29 million, $24 million and $25 million in 2022, 2021 and 2020. Contributions to the plans were made in cash.
Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2022	2021	2020
U.S. income	$3,499	$4,263	$2,280
Non-U.S. income	404	572	275
Income before income taxes and equity income	$3,903	$4,835	$2,555

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Tax Expense	Years Ended December 31,
	2022	2021	2020
Current income tax expense
U.S. federal	$342	$669	$129
U.S. state and local	85	233	143
Non-U.S.	80	136	67
Total current	507	1,038	339
Deferred income tax expense
U.S. federal	322	136	299
U.S. state and local	85	7	5
Non-U.S.	77	66	50
Total deferred	484	209	354
Total income tax provision	$992	$1,247	$693
We have foreign subsidiaries with cumulative undistributed earnings that are indefinitely reinvested. Accordingly, no provision for U.S. income tax has been provided, and the unrecognized deferred tax liability is insignificant. An estimate of the undistributed earnings is $390 million and $207 million at December 31, 2022 and 2021.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	0.9	1.1	1.5
State and local income taxes	3.2	3.7	4.1
U.S. tax on non-U.S. earnings	0.3	(0.3)	0.4
Valuation allowance	0.3	0.4	0.3
Tax credits and incentives	—	—	(0.2)
Other	(0.3)	(0.1)	—
Effective tax rate	25.4%	25.8%	27.1%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2022 and 2021 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$2	$8
Net operating loss carryforward - non-U.S.(b)	128	150
Market value difference of loan portfolio	—	486
Accruals	147	140
Tax credits(c)	383	366
Other	171	211
Total deferred tax assets before valuation allowance	830	1,361
Less: valuation allowance	(318)	(306)
Total deferred tax assets	513	1,055
Deferred tax liabilities
Depreciable assets	1,827	1,933
Deferred acquisition costs	97	96
Market value difference of loan portfolio	32	—
Other	141	135
Total deferred tax liabilities	2,098	2,164
Net deferred tax liability	$(1,585)	$(1,109)
_________________
(a)At December 31, 2022, U.S. operating loss deferred tax assets were $2 million expiring through 2036, if not utilized.
(b)At December 31, 2022, non-U.S. operating loss deferred tax assets were $128 million, of which $23 million can be carried forward indefinitely and $105 million will expire by 2042, if not utilized..
(c)At December 31, 2022, U.S. tax credit carryforwards were $383 million expiring through 2042, if not utilized.
As of December 31, 2022, we have $318 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The increase in valuation allowance of $12 million is primarily due to an increase in foreign tax credits.

Unrecognized Tax Benefits	Years Ended December 31,
	2022	2021	2020
Beginning balance	$70	$62	$57
Additions to prior years' tax positions	—	2	—
Reductions to prior years' tax positions	(6)	—	(1)
Additions to current year tax positions	—	12	6
Changes in tax positions due to lapse of statutory limitations	(2)	(6)	3
Foreign currency translation	1	—	(3)
Ending balance	$63	$70	$62
At December 31, 2022, 2021 and 2020, there were $51 million, $49 million and $40 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets.
At December 31, 2022 and 2021, we had liabilities of $58 million and $54 million for income tax-related interest and penalties.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At December 31, 2022, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are recorded as a related party payable. At December 31, 2022 and 2021, we had $8 million and $282 million in related party taxes payable for federal and state tax liabilities.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2010 to 2022 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
Note 15. Supplemental Information for the Consolidated Statements of Cash Flows
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2022	2021	2020
Interest costs (none capitalized)	$2,673	$2,519	$2,947
Income taxes	$824	$962	$97
Non-cash investing items consist of the following:

	Years Ended December 31,
	2022	2021	2020
Subvention receivable from GM(a)	$469	$282	$642
Commercial loan funding payable to GM(a)	$105	$26	$23
_________________
(a)Refer to Note 2 for further information.
Note 16. Segment Reporting and Geographic Information
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2022
	North America	International	Total
Total revenue	$11,777	$989	$12,766
Operating expenses	1,330	332	1,662
Leased vehicle expenses	3,613	54	3,668
Provision for loan losses	537	116	654
Interest expense	2,526	355	2,881
Equity income	—	173	173
Income before income taxes	$3,771	$305	$4,076

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2021
	North America	International	Total
Total revenue	$12,503	$916	$13,419
Operating expenses	1,328	320	1,648
Leased vehicle expenses	4,093	49	4,142
Provision for loan losses	164	84	248
Interest expense	2,309	237	2,546
Equity income	—	201	201
Income before income taxes	$4,609	$427	$5,036

	Year Ended December 31, 2020
	North America	International	Total
Total revenue	$12,851	$980	$13,831
Operating expenses	1,184	306	1,490
Leased vehicle expenses	5,834	48	5,882
Provision for loan losses	653	228	881
Interest expense	2,717	306	3,023
Equity income	—	147	147
Income before income taxes	$2,463	$239	$2,702

	December 31, 2022			December 31, 2021
	North America	International	Total	North America	International	Total
Finance receivables, net	$69,705	$4,809	$74,514	$58,883	$4,096	$62,979
Leased vehicles, net	$32,454	$247	$32,701	$37,741	$188	$37,929
Total assets	$114,612	$7,934	$122,545	$106,572	$7,214	$113,786
The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2022		2021		2020
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$11,037	$29,411	$11,718	$34,452	$12,178	$36,773
Non-U.S.(b)	1,729	3,431	1,701	3,629	1,653	3,230
Total consolidated	$12,766	$32,842	$13,419	$38,081	$13,831	$40,003
_________________
(a)Long-lived assets include $32.7 billion, $37.9 billion, and $39.8 billion of vehicles on operating leases at December 31, 2022, 2021 and 2020.
(b)No individual country represents more than 10% of our total revenue or long-lived assets.
Note 17. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 36.5% and the minimum capital requirement was 10.5%. Total assets of our regulated international banks and finance companies were approximately $5.8 billion and $5.1 billion at December 31, 2022 and 2021.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2022, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2022. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2022.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For additional information refer to Item 1A. Risk Factors.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 14. Principal Accountant Fees and Services

	Years Ended December 31,
	2022	2021
Audit fees(a)	$5	$5
Audit-related fees(b)	2	3
Tax fees(c)	—	—
All other fees	—	—
Total fees	$7	$8
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
(c)Tax fees include tax compliance and related advice.
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
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.
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

4.3.6
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

4.3.7
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

4.3.8
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

4.3.9
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

4.3.10
Thirty-Second Supplemental Indenture, dated June 19, 2018, by and among General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the 4.150% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 19, 2018.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.11
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

4.3.12
Thirty-Sixth Supplemental Indenture, dated January 9, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 2.900% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 9, 2020.
Incorporated by Reference

4.3.13
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

4.3.14
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

4.3.15
Fortieth Supplemental Indenture, dated November 18, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Notes due 2023, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 18, 2020.
Incorporated by Reference

4.3.16
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

4.3.17
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

4.3.18
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

4.3.19
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
Incorporated by Reference

4.3.20
Forty-Fifth Supplemental Indenture, dated January 11, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2027, 2.350% Senior Notes due 2027 and 3.100% Senior Notes due 2032, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 11, 2022.
Incorporated by Reference

4.3.21
Forty-Sixth Supplemental Indenture, dated April 7, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2025, 3.800% Senior Notes due 2025 and 4.300% Senior Notes due 2029, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 7, 2022.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.22
Forty-Seventh Supplemental Indenture, dated June 9, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.000% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 9, 2022.
Incorporated by Reference

4.3.23
Forty-Eighth Supplemental Indenture, dated October 12, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 6.050% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 12, 2022.
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
10.6*
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

10.7*
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

10.8*
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
Incorporated by Reference

10.9*
Fourth Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., as co-syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 5, 2022.
Incorporated by Reference

10.10
Amended and Restated Support Agreement, dated as of April 18, 2018, between General Motors Company and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on April 20, 2018.
Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer.	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer.	Filed Herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements	Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
________________
* Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	January 31, 2023
Daniel E. Berce

/s/ SUSAN B. SHEFFIELD	Executive Vice President and Chief Financial Officer	January 31, 2023
Susan B. Sheffield

/s/ CONNIE COFFEY	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	January 31, 2023
Connie Coffey

/s/ MARY T. BARRA	Director	January 31, 2023
Mary T. Barra

/s/ PAUL A. JACOBSON	Director	January 31, 2023
Paul A. Jacobson