Form 10-Q
period 2023-03-31
General Motors Financial Company, Inc.
filed 2023-04-25
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 24, 2023, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$4,352	$4,005
Finance receivables, net of allowance for loan losses $2,152 and $2,096 (Note 3; Note 7)	76,178	74,514
Leased vehicles, net (Note 4; Note 7)	31,848	32,701
Goodwill and intangible assets	1,180	1,171
Equity in net assets of nonconsolidated affiliates (Note 5)	1,725	1,665
Related party receivables (Note 2)	639	495
Other assets (Note 7)	7,643	7,995
Total assets	$123,565	$122,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7)	$41,253	$42,131
Unsecured debt (Note 6)	56,814	54,723
Deferred income	2,250	2,248
Related party payables (Note 2)	457	115
Other liabilities	7,590	8,318
Total liabilities	108,364	107,535
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,749	8,742
Accumulated other comprehensive income (loss)	(1,323)	(1,373)
Retained earnings	7,775	7,641
Total shareholders' equity	15,201	15,010
Total liabilities and shareholders' equity	$123,565	$122,545
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Finance charge income	$1,368	$1,010
Leased vehicle income	1,818	2,066
Other income	156	80
Total revenue	3,343	3,156
Costs and expenses
Operating expenses	442	372
Leased vehicle expenses	1,039	855
Provision for loan losses (Note 3)	131	122
Interest expense	1,000	577
Total costs and expenses	2,613	1,926
Equity income (Note 5)	41	54
Income before income taxes	771	1,284
Income tax provision (Note 11)	186	322
Net income (loss)	584	962
Less: cumulative dividends on preferred stock	30	30
Net income (loss) attributable to common shareholder	$555	$932

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$584	$962
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $17, $(31)	(52)	95
Foreign currency translation adjustment	102	144
Other comprehensive income (loss), net of tax	49	238
Comprehensive income (loss)	$633	$1,200
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2022	$—	$—	$8,692	$(1,273)	$6,375	$13,794
Net income (loss)	—	—	—	—	962	962
Other comprehensive income (loss)	—	—	—	238	—	238
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2022	$—	$—	$8,701	$(1,034)	$7,337	$15,004

Balance at January 1, 2023	$—	$—	$8,742	$(1,373)	$7,641	$15,010
Net income (loss)	—	—	—	—	584	584
Other comprehensive income (loss)	—	—	—	49	—	49
Stock-based compensation	—	—	7	—	—	7
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2023	$—	$—	$8,749	$(1,323)	$7,775	$15,201
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$584	$962
Depreciation and amortization	1,316	1,275
Accretion and amortization of loan and leasing fees	(315)	(292)
Undistributed earnings of nonconsolidated affiliates, net	(41)	(54)
Provision for loan losses	131	122
Deferred income taxes	(233)	306
Gain on termination of leased vehicles	(206)	(369)
Other operating activities	(67)	(92)
Changes in assets and liabilities:
Other assets	141	(381)
Other liabilities	38	(144)
Related party payables	375	(85)
Net cash provided by (used in) operating activities	1,724	1,248
Cash flows from investing activities
Purchases and funding of finance receivables, net	(9,105)	(8,144)
Principal collections and recoveries on finance receivables	6,774	6,904
Net change in floorplan and other short-duration receivables	734	(541)
Purchases of leased vehicles, net	(3,154)	(2,990)
Proceeds from termination of leased vehicles	3,264	3,732
Other investing activities	(6)	(10)
Net cash provided by (used in) investing activities	(1,493)	(1,048)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	(143)	712
Borrowings and issuances of secured debt	6,960	6,332
Payments on secured debt	(7,920)	(8,367)
Borrowings and issuances of unsecured debt	4,526	4,352
Payments on unsecured debt	(2,670)	(2,416)
Debt issuance costs	(31)	(37)
Dividends paid	(509)	(59)
Net cash provided by (used in) financing activities	213	517
Net increase (decrease) in cash, cash equivalents and restricted cash	443	717
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	29	53
Cash, cash equivalents and restricted cash at beginning of period	6,676	7,183
Cash, cash equivalents and restricted cash at end of period	$7,148	$7,953
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2023
Cash and cash equivalents	$4,352
Restricted cash included in other assets	2,796
Total	$7,148
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
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on January 31, 2023 (2022 Form 10-K). Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
The condensed consolidated financial statements at March 31, 2023, and for the three months ended March 31, 2023 and 2022, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements.
Segment Information We are the wholly-owned captive finance subsidiary of General Motors Company (GM). We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two operating segments: North America (North America Segment) and International (International Segment). Our North America Segment includes operations in the U.S. and Canada. Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China.
Recently Adopted Accounting Standards In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for troubled debt restructurings (TDRs) and enhances certain disclosure requirements. We adopted ASU 2022-02 on a modified retrospective basis on January 1, 2023. The impact of the adoption of ASU 2022-02 was insignificant. Refer to Note 3 for additional information.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $749 million and $439 million for the three months ended March 31, 2023 and 2022. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM. At March 31, 2023 and December 31, 2022, Cruise had $151 million and $113 million of borrowings outstanding and access to an additional $4.5 billion in advances under the credit agreement. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During the three months ended March 31, 2023, no payments were made to GM for state and federal income taxes. During the three months ended March 31, 2022, we made payments of $89 million to GM for state and federal income taxes related to the years 2021 and 2020. Amounts owed to GM for income taxes are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	March 31, 2023	December 31, 2022
Commercial finance receivables, net due from dealers consolidated by GM	$163	$187
Cruise receivables	$151	$113
Subvention receivable	$594	$469
Commercial loan funding payable	$72	$105
Taxes payable	$374	$8

	Three Months Ended March 31,
Income Statement Data	2023	2022
Interest subvention earned on retail finance receivables(a)	$257	$210
Interest subvention earned on commercial finance receivables(a)	$22	$10
Leased vehicle subvention earned(b)	$393	$547
_________________
(a) Included in finance charge income.
(b) Included as a reduction to leased vehicle expenses.
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility and a three-year, $4.1 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at March 31, 2023 and December 31, 2022.
In March 2023, GM renewed and reduced the total borrowing capacity of the five-year, $11.2 billion facility to $10.0 billion, which now matures on March 31, 2028. GM also renewed and reduced the total borrowing capacity of the three-year, $4.3 billion facility to $4.1 billion, which now matures on March 31, 2026, and renewed the GM Revolving 364-day Credit Facility, which now matures on March 30, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	March 31, 2023	December 31, 2022
Retail finance receivables
Retail finance receivables, net of fees(a)	$67,704	$65,322
Less: allowance for loan losses	(2,123)	(2,062)
Total retail finance receivables, net	65,581	63,260
Commercial finance receivables
Commercial finance receivables, net of fees(b)	10,627	11,288
Less: allowance for loan losses	(29)	(34)
Total commercial finance receivables, net	10,597	11,254
Total finance receivables, net	$76,178	$74,514
Fair value utilizing Level 2 inputs	$10,597	$11,254
Fair value utilizing Level 3 inputs	$65,165	$62,150
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b) Net of dealer cash management balances of $2.2 billion and $1.9 billion at March 31, 2023 and December 31, 2022.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2023	2022
Allowance for retail loan losses beginning balance	$2,062	$1,839
Provision for loan losses	137	126
Charge-offs	(322)	(275)
Recoveries	186	177
Foreign currency translation and other	60	18
Allowance for retail loan losses ending balance	$2,123	$1,884
The allowance for retail loan losses as of percentage of retail finance receivables, net was 3.1% at March 31, 2023 and 3.2% at December 31, 2022.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at March 31, 2023 and December 31, 2022:

	Year of Origination						March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime - FICO Score 680 and greater	$6,996	$20,633	$12,223	$7,149	$1,915	$914	$49,829	73.6%
Near-prime - FICO Score 620 to 679	832	3,012	2,389	1,345	599	322	8,498	12.6
Sub-prime - FICO Score less than 620	835	3,054	2,525	1,443	916	603	9,377	13.8
Retail finance receivables, net of fees	$8,663	$26,699	$17,138	$9,936	$3,429	$1,839	$67,704	100.0%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime - FICO Score 680 and greater	$22,677	$13,399	$7,991	$2,254	$1,019	$205	$47,543	72.8%
Near-prime - FICO Score 620 to 679	3,202	2,601	1,487	688	310	104	8,392	12.8
Sub-prime - FICO Score less than 620	3,211	2,746	1,604	1,051	496	280	9,388	14.4
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status, for each vintage of the portfolio at March 31, 2023 and December 31, 2022, as well as summary totals for March 31, 2022. The first table also presents our current period charge-offs by vintage:

	Year of Origination						March 31, 2023		March 31, 2022
	2023	2022	2021	2020	2019	Prior	Total	Percent	Total	Percent
0 - 30 days	$8,646	$26,262	$16,648	$9,640	$3,236	$1,676	$66,109	97.6%	$58,179	97.8%

31 - 60 days	17	316	363	222	146	124	1,188	1.8	983	1.7
Greater than 60 days	1	104	112	68	43	36	363	0.5	302	0.5
Finance receivables more than 30 days delinquent	17	420	475	290	190	160	1,551	2.3	1,285	2.2
In repossession	—	17	15	6	3	2	44	0.1	39	0.1
Finance receivables more than 30 days delinquent or in repossession	17	437	489	296	193	162	1,595	2.4	1,324	2.2
Retail finance receivables, net of fees	$8,663	$26,699	$17,138	$9,936	$3,429	$1,839	$67,704	100.0%	$59,503	100.0%
Charge-offs for the three months ended March 31, 2023	$—	$102	$108	$52	$32	$28	$322

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
0 - 30 days	$28,676	$18,128	$10,702	$3,743	$1,685	$493	$63,426	97.1%

31 - 60 days	310	452	275	184	103	69	1,393	2.1
Greater than 60 days	93	150	98	62	35	26	465	0.7
Finance receivables more than 30 days delinquent	403	603	373	246	138	95	1,857	2.8
In repossession	11	14	6	4	2	1	39	0.1
Finance receivables more than 30 days delinquent or in repossession	414	617	380	249	140	96	1,896	2.9
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $585 million and $685 million at March 31, 2023 and December 31, 2022. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.
Loan Modifications Under certain circumstances, we may agree to modify the terms of an existing loan with a borrower for various reasons, including financial difficulties. For those borrowers experiencing financial difficulties, we may provide payment deferments, term extensions or a combination thereof. A loan that is deferred greater than six months in the preceding twelve months would be considered to be other-than-insignificantly delayed. In such circumstances, we must determine whether the modification should be accounted for as an extinguishment of the original loan and a creation of a new loan, or the continuation of the original loan with modifications.
The effect of these modifications is already included in the allowance for credit losses because our estimated allowance represents currently expected credit losses. A change to the allowance for credit losses is generally not recorded upon modification.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The amortized cost at March 31, 2023 of the loans modified during the three months ended March 31, 2023 was insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three months ended March 31, 2023.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at March 31, 2023 and December 31, 2022:

	Year of Origination							March 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$8,936	$116	$562	$341	$345	$98	$49	$10,446	98.3%
II	94	—	—	1	—	—	—	96	0.9
III	59	—	15	—	—	10	—	84	0.8
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$9,089	$116	$578	$343	$345	$108	$49	$10,627	100.0%

	Year of Origination							December 31, 2022
Dealer Risk Rating	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$9,624	$566	$361	$372	$102	$45	$24	$11,094	98.3%
II	89	—	1	—	—	—	—	91	0.8
III	78	15	—	—	10	—	—	104	0.9
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$9,791	$581	$363	$372	$112	$45	$25	$11,288	100.0%
Floorplan advances comprise 96% and 97% of the total revolving balances at March 31, 2023 and December 31, 2022. Dealer term loans are presented by year of origination.
At March 31, 2023 and December 31, 2022, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2023 and 2022. There were no commercial finance receivables on nonaccrual status at March 31, 2023 and December 31, 2022. There were no charge-offs, and no loan modifications were extended to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4. Leased Vehicles

	March 31, 2023	December 31, 2022
Leased vehicles	$44,867	$46,069
Manufacturer subvention	(4,876)	(5,150)
Net capitalized cost	39,991	40,919
Less: accumulated depreciation	(8,143)	(8,218)
Leased vehicles, net	$31,848	$32,701
Depreciation expense related to leased vehicles, net was $1.2 billion for the three months ended March 31, 2023 and 2022.
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2023:

	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Lease payments under operating leases	$3,807	$3,293	$1,505	$243	$8	$—	$8,855
Note 5. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. The income of these joint ventures is not consolidated into our financial statements; rather, our proportionate share of the earnings is reflected as equity income.
There have been no ownership changes in our joint ventures since December 31, 2022. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2023	2022
Finance charge income	$392	$451
Income before income taxes	$155	$206
Net income	$116	$154
At March 31, 2023 and December 31, 2022, we had undistributed earnings of $836 million and $795 million related to our nonconsolidated affiliates.
Note 6. Debt

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,839	$2,839	$3,931	$3,931
Securitization notes payable	38,414	37,934	38,200	37,537
Total secured debt	41,253	40,773	42,131	41,467
Unsecured debt
Senior notes	47,939	46,158	46,111	43,676
Credit facilities	1,587	1,563	1,473	1,448
Other unsecured debt	7,287	7,288	7,139	7,146
Total unsecured debt	56,814	55,009	54,723	52,270
Total secured and unsecured debt	$98,067	$95,782	$96,854	$93,738
Fair value utilizing Level 2 inputs		$93,799		$91,545
Fair value utilizing Level 3 inputs		$1,983		$2,192

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the three months ended March 31, 2023, we renewed credit facilities with a total borrowing capacity of $1.8 billion, and we issued $5.1 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 5.25% and maturity dates ranging from 2027 to 2032.
Unsecured Debt During the three months ended March 31, 2023, we issued $3.2 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.41% and maturity dates ranging from 2026 to 2033.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2023, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities and Other Transfers of Finance Receivables
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2023	December 31, 2022
Restricted cash(a)	$2,638	$2,535
Finance receivables, net of fees	$38,109	$38,774
Lease related assets	$16,414	$18,456
Secured debt	$41,312	$42,188
_______________
(a) Included in other assets.
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At March 31, 2023 and December 31, 2022, an insignificant amount in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to an insignificant amount in secured debt outstanding.

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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	March 31, 2023			December 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$16,559	$8	$334	$19,950	$—	$821
Cash flow hedges
Interest rate swaps	1,637	33	3	1,434	34	1
Foreign currency swaps	8,013	3	497	6,852	—	586
Derivatives not designated as hedges
Interest rate contracts	114,353	1,924	2,073	113,975	2,268	1,984
Total	$140,562	$1,968	$2,907	$142,212	$2,302	$3,392
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2023 and December 31, 2022, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $1.2 billion and $1.3 billion. At March 31, 2023 and December 31, 2022, we held $480 million and $553 million of collateral from counterparties that was available for netting against our asset positions. At March 31, 2023 and December 31, 2022, we had $1.2 billion and $1.5 billion of collateral posted to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Unsecured debt	$29,257	$28,319	$752	$781
 _________________
(a)Includes $470 million and $86 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at March 31, 2023 and December 31, 2022.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2023		2022
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(29)	$—	$376	$—
Interest rate swaps	46	—	(340)	—
Hedged items - foreign currency swaps(c)	—	—	—	23
Foreign currency swaps	—	—	(2)	(24)
Cash flow hedges
Interest rate swaps	9	—	2	—
Hedged items - foreign currency swaps(c)	—	(136)	—	160
Foreign currency swaps	(37)	136	(38)	(160)
Derivatives not designated as hedges
Interest rate contracts	52	—	—	—
Total income (loss) recognized	$40	$—	$(2)	$—
_________________
(a)Total interest expense was $1.0 billion and $577 million for the three months ended March 31, 2023 and 2022.
(b)Total operating expenses were $442 million and $372 million for the three months ended March 31, 2023 and 2022.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated loans.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2023	2022
Fair value hedges
Foreign currency swaps	$—	$(2)
Cash flow hedges
Interest rate swaps	1	4
Foreign currency swaps	29	(57)
Total	$30	$(55)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended March 31,
	2023	2022
Fair value hedges
Foreign currency swaps	$—	$2
Cash flow hedges
Interest rate swaps	(7)	(1)
Foreign currency swaps	(76)	149
Total	$(82)	$150
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to interest expense. During the next 12 months, we estimate $33 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2023, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $168 million, and we have accrued $143 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $79 million at March 31, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Shareholders' Equity

	March 31, 2023	December 31, 2022
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the three months ended March 31, 2023, our Board of Directors declared and paid dividends of $450 million on our common stock to General Motors Holdings LLC.

	March 31, 2023	December 31, 2022
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
During both the three months ended March 31, 2023 and 2022, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $14 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2023	2022
Unrealized gain (loss) on hedges
Beginning balance	$(21)	$(77)
Change in value of hedges, net of tax	(52)	95
Ending balance	(73)	19
Defined benefit plans
Beginning balance	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	—	—
Ending balance	1	—
Foreign currency translation adjustment
Beginning balance	(1,352)	(1,197)
Translation gain (loss), net of tax	102	144
Ending balance	(1,251)	(1,053)
Total accumulated other comprehensive income (loss)	$(1,323)	$(1,034)
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	North America	International	Total	North America	International	Total
Total revenue	$3,049	$294	$3,343	$2,930	$226	$3,156
Operating expenses	358	84	442	303	69	372
Leased vehicle expenses	1,022	17	1,039	842	13	855
Provision for loan losses	114	17	131	98	24	122
Interest expense	877	123	1,000	507	70	577
Equity income	—	41	41	—	54	54
Income before income taxes	$677	$94	$771	$1,179	$105	$1,284

	March 31, 2023			December 31, 2022
	North America	International	Total	North America	International	Total
Finance receivables, net	$70,940	$5,238	$76,178	$69,705	$4,809	$74,514
Leased vehicles, net	$31,566	$282	$31,848	$32,454	$247	$32,701
Total assets	$115,050	$8,515	$123,565	$114,612	$7,934	$122,545
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $6.2 billion and $5.8 billion at March 31, 2023 and December 31, 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on January 31, 2023 (2022 Form 10-K), for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Overview
We continue to monitor the current global economic environment, including inflationary pressures and the macroeconomic impact of the conflict in Ukraine, and any resulting impacts on our financial position, liquidity and results of operations. Refer to the "Risk Factors" section of our 2022 Form 10-K for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. The Act modified climate and clean energy tax provisions, including the consumer credit for electric vehicle (EV) purchases, and added new tax credits for commercial EV purchases. We expect to generate commercial EV tax credits, and we continue to evaluate the impact of the tax credits on our financial position and results of operations.
Results of Operations
Key Drivers Income before income taxes for the three months ended March 31, 2023 decreased to $0.8 billion from $1.3 billion for the three months ended March 31, 2022. Key drivers of the change include the following:
•Leased vehicle income decreased $248 million primarily due to a decrease in the average balance of the leased vehicles portfolio.
•Finance charge income on retail finance receivables increased $222 million due to growth in the size of the portfolio and an increase in the effective yield. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations, as we pass through increased interest costs in our pricing of new loans.
•Finance charge income on commercial finance receivables increased $136 million due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
•Leased vehicle expenses increased $184 million primarily due to a $163 million decrease in lease termination gains associated with higher leased portfolio net book values at termination and fewer terminated leases.
•Interest expense increased $423 million primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates and increased credit spreads, as well as an increase in the average debt outstanding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Non-GAAP Measure
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 19.6% for the four quarters ended March 31, 2023 from 29.8% for the four quarters ended March 31, 2022 primarily due to decreased earnings.
Return on Average Tangible Common Equity We use return on average tangible common equity, a non-GAAP measure, to measure our contribution to General Motors Company's (GM) enterprise profitability and cash flows. Our return on average tangible common equity decreased to 21.5% for the four quarters ended March 31, 2023 from 32.9% for the four quarters ended March 31, 2022 primarily due to decreased earnings.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2023	March 31, 2022
Net income attributable to common shareholder	$2,589	$3,754

Average equity	$15,211	$14,556
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,242	12,587
Less: average goodwill and intangible assets	(1,172)	(1,171)
Average tangible common equity	$12,069	$11,415

Return on average common equity	19.6%	29.8%
Return on average tangible common equity	21.5%	32.9%
Our calculation of this non-GAAP measure may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of this non-GAAP measure has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures. This non-GAAP measure allows investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve our return on average tangible common equity. Management uses this measure in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. For these reasons, we believe this non-GAAP measure is useful to our investors.
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Average Earning Assets	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount	Percentage
Average retail finance receivables	$66,614	$58,827	$7,787	13.2%
Average commercial finance receivables	10,762	6,987	3,775	54.0%
Average finance receivables	77,376	65,814	11,562	17.6%
Average leased vehicles, net	32,272	37,249	(4,977)	(13.4)%
Average earning assets	$109,648	$103,063	$6,585	6.4%

Retail finance receivables purchased	$9,104	$8,074	$1,030	12.8%
Leased vehicles purchased	$3,926	$3,542	$384	10.8%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 45.9% and 46.1% for the three months ended March 31, 2023 and 2022. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount	Percentage
Finance charge income
Retail finance receivables	$1,167	$945	$222	23.5%
Commercial finance receivables	$201	$65	$136	209.2%
Leased vehicle income	$1,818	$2,066	$(248)	(12.0)%
Other income	$156	$80	$76	95.0%
Equity income	$41	$54	$(13)	(24.1)%
Effective yield - retail finance receivables	7.1%	6.5%
Effective yield - commercial finance receivables	7.6%	3.8%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to growth in the size of the portfolio, and an increase in the effective yield. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations, as we pass through increased interest costs in our pricing of new loans. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in benchmark interest rates.

Costs and Expenses	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount	Percentage
Operating expenses	$442	$372	$70	18.8%
Leased vehicle expenses	$1,039	$855	$184	21.5%
Provision for loan losses	$131	$122	$9	7.4%
Interest expense	$1,000	$577	$423	73.3%
Average debt outstanding	$96,880	$92,802	$4,078	4.4%
Effective rate of interest on debt	4.2%	2.5%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% and 1.5% for the three months ended March 31, 2023 and 2022.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a $163 million decrease in lease termination gains associated with higher leased portfolio net book values at termination and fewer terminated leases.
Interest expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates and increased credit spreads, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 25.5% and 26.2% of income before income taxes and equity income for the three months ended March 31, 2023 and 2022. The decrease in the effective income tax rate is primarily due to a favorable impact from our electric vehicle tax credit.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) were $(52) million and $95 million for the three months ended March 31, 2023 and 2022. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $102 million and $144 million for the three months ended March 31, 2023 and 2022. Translation

GENERAL MOTORS FINANCIAL COMPANY, INC.
adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended March 31, 2023 was primarily due to appreciating values of the Mexican Peso, Chinese Yuan Renminbi and Brazilian Real in relation to the U.S. Dollar. The foreign currency translation gain for the three months ended March 31, 2022 was primarily due to appreciating values of the Brazilian Real, Chilean Peso and Mexican Peso in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$49,829	73.6%	$47,543	72.8%
Near-prime - FICO Score 620 to 679	8,498	12.6	8,392	12.8
Sub-prime - FICO Score less than 620	9,377	13.8	9,388	14.4
Retail finance receivables, net of fees	67,704	100.0%	65,322	100.0%
Less: allowance for loan losses	(2,123)		(2,062)
Retail finance receivables, net	$65,581		$63,260
Number of outstanding contracts	2,988,563		2,942,175
Average amount of outstanding contracts (in dollars)(a)	$22,654		$22,202
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.1%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	March 31, 2023		March 31, 2022
	Amount	Percent	Amount	Percent
31 - 60 days	$1,188	1.8%	$983	1.7%
Greater than 60 days	363	0.5	302	0.5
Total finance receivables more than 30 days delinquent	1,551	2.3	1,285	2.2
In repossession	44	0.1	39	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,595	2.4%	$1,324	2.2%
At March 31, 2023, delinquency increased from March 31, 2022, but continued to be lower than historical levels. We expect that delinquency will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.
Loan Modifications Loan modifications extended to the borrowers experiencing financial difficulty were insignificant for the three months ended March 31, 2023. Refer to Note 3 to our condensed consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2023	2022
Charge-offs	$322	$275
Less: recoveries	(186)	(177)
Net charge-offs	$136	$97
Net charge-offs as an annualized percentage of average retail finance receivables	0.8%	0.7%

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net charge-offs for the three months ended March 31, 2023 increased compared to the same period in 2022, but continued to be lower than historical levels. We expect net charge-offs will increase over time relative to current levels, but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	March 31, 2023	December 31, 2022
Commercial finance receivables, net of fees	$10,627	$11,288
Less: allowance for loan losses	(29)	(34)
Commercial finance receivables, net	$10,597	$11,254
Number of dealers	2,406	2,431
Average carrying amount per dealer	$4	$5
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.3%	0.3%
No commercial loans were modified for the three months ended March 31, 2023. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2023 and 2022, and substantially all of our commercial finance receivables were current with respect to payment status at March 31, 2023 and December 31, 2022.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended March 31,
	2023	2022
Operating leases purchased	$86	$80
Operating leases terminated	126	151
Operating leased vehicles returned(a)	13	2
Percentage of leased vehicles returned(b)	10%	1%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.

The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Used vehicle prices, although lower year-over-year, were generally higher than contractual residual values for the three months ended March 31, 2023, primarily due to above-average seasonal demand and low used vehicle supply. Gains on terminations of leased vehicles were $206 million and $369 million for the three months ended March 31, 2023 and 2022. The decrease in gains for the three months ended March 31, 2023 compared to the same period in 2022, is primarily due to higher leased portfolio net book values at termination and fewer terminated leases. We expect used vehicle prices to moderate and the return rate to increase through 2023, as market prices on used vehicles approach contractual residual values.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2023			December 31, 2022
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$13,797	710	67.4%	$14,207	736	67.3%
Trucks	6,829	221	21.0	6,961	228	20.9
SUVs	2,537	64	6.1	2,595	66	6.0
Cars	904	58	5.6	964	63	5.8
Total	$24,067	1,053	100.0%	$24,727	1,092	100.0%
At March 31, 2023 and 2022, 99.5% and 99.6% of our operating leases were current with respect to payment status.

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
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM. At March 31, 2023 and December 31, 2022, Cruise had $151 million and $113 million of borrowings outstanding and access to an additional $4.5 billion in advances under the credit agreement.
The following table summarizes our available liquidity:

Liquidity	March 31, 2023	December 31, 2022
Cash and cash equivalents(a)	$4,352	$4,005
Borrowing capacity on unpledged eligible assets	22,951	22,041
Borrowing capacity on committed unsecured lines of credit	487	460
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$30,790	$29,506
_________________
(a)Includes $442 million and $384 million in unrestricted cash outside of the U.S. at March 31, 2023 and December 31, 2022. This cash is considered to be indefinitely invested based on specific plans for reinvestment.
At March 31, 2023, available liquidity increased from December 31, 2022, primarily due to an increase in available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and an increase in cash and cash equivalents. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2023, available liquidity exceeded our liquidity targets.

Cash Flow	Three Months Ended March 31,		2023 vs. 2022
	2023	2022
Net cash provided by (used in) operating activities	$1,724	$1,248	$476
Net cash provided by (used in) investing activities	$(1,493)	$(1,048)	$(445)
Net cash provided by (used in) financing activities	$213	$517	$(304)
During the three months ended March 31, 2023, net cash provided by operating activities increased primarily due to a net increase in cash provided by counterparty derivative collateral posting activities of $584 million, an increase in finance charge income of $358 million, a decrease in taxes paid to GM of $89 million, and an increase in investment income of $72 million, partially offset by an increase in interest paid of $443 million and a decrease in leased vehicle income of $248 million.
During the three months ended March 31, 2023, net cash used in investing activities increased primarily due to an increase in the purchases of consumer finance receivables of $961 million, a decrease in proceeds from termination of leased vehicles of $468 million, an increase in purchases of leased vehicles of $164 million, and a decrease in collections and recoveries on retail finance receivables of $130 million, partially offset by an increase in net collections of commercial finance receivables of $1.3 billion.
During the three months ended March 31, 2023, net cash provided by financing activities decreased primarily due to an increase in dividend payments of $450 million and a decrease in borrowings of $53 million, partially offset by a decrease in debt repayments of $193 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. In March 2023, Moody's upgraded our senior unsecured notes rating to Baa2 from Baa3 and the short-term commercial paper rating to P-2 from P-3. As of April 16, 2023, all other credit ratings remained unchanged since December 31, 2022.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations, or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At March 31, 2023, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,052	$2,479
Revolving commercial asset-secured facilities(b)	4,162	361
Total secured	26,214	2,839
Unsecured committed facilities	568	81
Unsecured uncommitted facilities(c)	1,506	1,506
Total unsecured	2,073	1,587
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$31,288	$4,426
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had an insignificant amount in advances outstanding and $614 million in unused borrowing capacity on these uncommitted facilities at March 31, 2023.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.7 billion in unused borrowing capacity on these facilities at March 31, 2023.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At March 31, 2023
2018	November 2024	-	September 2026	$2,001	$147
2019	April 2024	-	July 2027	$6,917	1,401
2020	August 2023	-	August 2028	$14,176	5,037
2021	April 2025	-	June 2034	$22,945	9,179
2022	November 2024	-	October 2035	$23,711	17,827
2023	January 2027	-	June 2032	$5,100	4,886
Total active securitizations					38,477
Debt issuance costs					(63)
Total					$38,414
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2023, the aggregate principal amount of our outstanding unsecured senior notes was $48.8 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At March 31, 2023, we had $3.6 billion outstanding in demand notes and $2.3 billion under the U.S. commercial paper program.
LIBOR Transition The International Swaps and Derivatives Association launched its Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol, which came into effect on January 25, 2021. The supplement incorporates fallbacks for new derivatives linked to LIBOR, and the protocol enables market participants to incorporate fallbacks for certain legacy derivatives linked to LIBOR. We have adhered to the protocol, and as of March 31, 2023, we have transitioned all of our LIBOR-based derivative exposure.
For any residual exposure after the end of 2021 or any designated later cessation date, we expect to leverage relevant contractual and statutory solutions to transition such exposure. For more information on the expected replacement of LIBOR, see the "Risk Factors" section of our 2022 Form 10-K.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 7.85x and 7.91x at March 31, 2023 and December 31, 2022, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at March 31, 2023:

	2023	2024	2025	2026 and Thereafter
Encumbered assets	$21,898	$42,193	$51,848	$57,161
Unencumbered assets	26,624	40,176	53,172	66,405
Total assets	48,522	82,370	105,020	123,565

Secured debt	15,829	30,499	37,478	41,318
Unsecured debt	13,661	22,522	33,006	57,716
Total debt(a)	29,490	53,021	70,484	99,035
Net excess liquidity	$19,032	$29,349	$34,536	$24,530
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs, and fair value adjustments.
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses in the periods presented. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2022 Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
We caution readers not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2022. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Form 10-K.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2022 Form 10-K.

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

4.1
Forty-Ninth Supplemental Indenture, dated January 9, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 6.000% Senior Notes due 2028 and 6.400% Senior Notes due 2033, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 9, 2023
Incorporated by Reference

10.1†
Fourth Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 31, 2023, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 31, 2023
Incorporated by Reference

10.2†
Fifth Amended and Restated 3-Year Revolving Credit Agreement, dated as of March 31, 2023, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 31, 2023
Incorporated by Reference

10.3†
Fifth Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 31, 2023, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 31, 2023
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
_________
† Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	April 25, 2023	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer