Form 10-Q
period 2023-09-30
General Motors Financial Company, Inc.
filed 2023-10-24
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 23, 2023, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$4,112	$4,005
Finance receivables, net of allowance for loan losses $2,258 and $2,096 (Note 3; Note 7)	81,650	74,514
Leased vehicles, net (Note 4; Note 7)	31,061	32,701
Goodwill and intangible assets	1,182	1,171
Equity in net assets of nonconsolidated affiliates (Note 5)	1,691	1,665
Related party receivables (Note 2)	869	495
Other assets (Note 7)	9,423	7,995
Total assets	$129,986	$122,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7)	$45,271	$42,131
Unsecured debt (Note 6)	57,244	54,723
Deferred income	2,308	2,248
Related party payables (Note 2)	477	115
Other liabilities	9,274	8,318
Total liabilities	114,574	107,535
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,770	8,742
Accumulated other comprehensive income (loss)	(1,302)	(1,373)
Retained earnings	7,944	7,641
Total shareholders' equity	15,412	15,010
Total liabilities and shareholders' equity	$129,986	$122,545
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Finance charge income	$1,621	$1,158	$4,480	$3,230
Leased vehicle income	1,820	1,912	5,458	5,967
Other income	200	118	543	292
Total revenue	3,641	3,187	10,481	9,489
Costs and expenses
Operating expenses	461	436	1,359	1,202
Leased vehicle expenses	998	939	3,048	2,650
Provision for loan losses (Note 3)	235	180	533	500
Interest expense	1,240	764	3,374	1,984
Total costs and expenses	2,933	2,320	8,314	6,336
Equity income (Note 5)	33	44	111	148
Income before income taxes	741	911	2,278	3,301
Income tax provision (Note 11)	184	223	565	822
Net income (loss)	558	688	1,713	2,479
Less: cumulative dividends on preferred stock	30	30	89	89
Net income (loss) attributable to common shareholder	$528	$659	$1,624	$2,390

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$558	$688	$1,713	$2,479
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $(26), $—, $(13), $(37)	80	(1)	38	114
Foreign currency translation adjustment	(70)	(175)	32	(244)
Other comprehensive income (loss), net of tax	10	(176)	70	(130)
Comprehensive income (loss)	$568	$512	$1,783	$2,349
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2022	$—	$—	$8,692	$(1,273)	$6,375	$13,794
Net income (loss)	—	—	—	—	962	962
Other comprehensive income (loss)	—	—	—	238	—	238
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2022	—	—	8,701	(1,034)	7,337	15,004
Net income (loss)	—	—	—	—	829	829
Other comprehensive income (loss)	—	—	—	(192)	—	(192)
Stock-based compensation	—	—	11	—	—	11
Dividends paid (Note 10)	—	—	—	—	(750)	(750)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2022	—	—	8,713	(1,226)	7,357	14,844
Net income (loss)	—	—	—	—	688	688
Other comprehensive income (loss)	—	—	—	(176)	—	(176)
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(275)	(275)
Balance at September 30, 2022	$—	$—	$8,723	$(1,402)	$7,770	$15,091

Balance at January 1, 2023	$—	$—	$8,742	$(1,373)	$7,641	$15,010
Net income (loss)	—	—	—	—	584	584
Other comprehensive income (loss)	—	—	—	49	—	49
Stock-based compensation	—	—	7	—	—	7
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2023	—	—	8,749	(1,323)	7,775	15,201
Net income (loss)	—	—	—	—	571	571
Other comprehensive income (loss)	—	—	—	11	—	11
Stock-based compensation	—	—	11	—	—	11
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2023	—	—	8,760	(1,312)	7,837	15,284
Net income (loss)	—	—	—	—	558	558
Other comprehensive income (loss)	—	—	—	10	—	10
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at September 30, 2023	$—	$—	$8,770	$(1,302)	$7,944	$15,412
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$1,713	$2,479
Depreciation and amortization	3,935	3,801
Accretion and amortization of loan and leasing fees	(995)	(950)
Undistributed earnings of nonconsolidated affiliates, net	(111)	(122)
Provision for loan losses	533	500
Deferred income taxes	(15)	353
Stock-based compensation expense	29	32
Gain on termination of leased vehicles	(664)	(990)
Other operating activities	(160)	(116)
Changes in assets and liabilities:
Other assets	(510)	(1,298)
Other liabilities	701	259
Related party payables	406	(118)
Net cash provided by (used in) operating activities	4,862	3,829
Cash flows from investing activities
Purchases and funding of finance receivables, net	(27,675)	(26,557)
Principal collections and recoveries on finance receivables	21,132	20,604
Net change in floorplan and other short-duration receivables	(701)	(2,655)
Purchases of leased vehicles, net	(10,247)	(9,062)
Proceeds from termination of leased vehicles	9,860	11,052
Capital contribution to nonconsolidated affiliates	—	(26)
Other investing activities	(272)	(83)
Net cash provided by (used in) investing activities	(7,903)	(6,726)
Cash flows from financing activities
Net change in debt (original maturities less than three months)	(24)	1,189
Borrowings and issuances of secured debt	23,898	23,385
Payments on secured debt	(20,827)	(21,927)
Borrowings and issuances of unsecured debt	13,441	10,420
Payments on unsecured debt	(10,823)	(9,409)
Debt issuance costs	(116)	(106)
Dividends paid	(1,469)	(1,144)
Net cash provided by (used in) financing activities	4,080	2,408
Net increase (decrease) in cash, cash equivalents and restricted cash	1,038	(488)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	41	(11)
Cash, cash equivalents and restricted cash at beginning of period	6,676	7,183
Cash, cash equivalents and restricted cash at end of period	$7,755	$6,684
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2023
Cash and cash equivalents	$4,112
Restricted cash included in other assets	3,643
Total	$7,755
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
The condensed consolidated financial statements at September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $629 million and $732 million for the three months ended September 30, 2023 and 2022, and $2.3 billion and $1.7 billion for the nine months ended September 30, 2023 and 2022. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM. At September 30, 2023 and December 31, 2022, Cruise had $276 million and $113 million of borrowings outstanding and access to an additional $4.3 billion in advances under the credit agreement. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During the nine months ended September 30, 2023 and 2022, we made payments of $67 million and $508 million to GM for state and federal income taxes related to the tax years 2020 through 2023. Amounts owed to GM for income taxes are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	September 30, 2023	December 31, 2022
Commercial finance receivables, net due from dealers consolidated by GM	$163	$187
Cruise receivables	$276	$113
Subvention receivable	$837	$469
Commercial loan funding payable	$62	$105
Taxes payable	$412	$8

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2023	2022	2023	2022
Interest subvention earned on retail finance receivables(a)	$289	$242	$826	$674
Interest subvention earned on commercial finance receivables(a)	$30	$17	$79	$41
Leased vehicle subvention earned(b)	$382	$456	$1,165	$1,503
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility and a three-year, $4.1 billion facility. We also have exclusive access to GM's $2.0 billion 364-day revolving credit facility (GM Revolving 364-day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at September 30, 2023 and December 31, 2022.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	September 30, 2023	December 31, 2022
Retail finance receivables
Retail finance receivables, net of fees(a)	$71,704	$65,322
Less: allowance for loan losses	(2,224)	(2,062)
Total retail finance receivables, net	69,480	63,260
Commercial finance receivables
Commercial finance receivables, net of fees(b)	12,204	11,288
Less: allowance for loan losses	(34)	(34)
Total commercial finance receivables, net	12,170	11,254
Total finance receivables, net	$81,650	$74,514
Fair value utilizing Level 2 inputs	$12,170	$11,254
Fair value utilizing Level 3 inputs	$68,690	$62,150
________________
(a) Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b) Net of dealer cash management balances of $2.4 billion and $1.9 billion at September 30, 2023 and December 31, 2022.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for retail loan losses beginning balance	$2,166	$1,987	$2,062	$1,839
Provision for loan losses	236	179	534	506
Charge-offs	(366)	(289)	(1,012)	(811)
Recoveries	196	171	573	510
Foreign currency translation and other	(8)	(4)	66	—
Allowance for retail loan losses ending balance	$2,224	$2,044	$2,224	$2,044
The allowance for retail loan losses as a percentage of retail finance receivables, net was 3.1% at September 30, 2023 and 3.2% at December 31, 2022.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at September 30, 2023 and December 31, 2022:

	Year of Origination						September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime - FICO Score 680 and greater	$19,330	$17,114	$10,013	$5,602	$1,325	$467	$53,851	75.1%
Near-prime - FICO Score 620 to 679	2,556	2,485	1,930	1,031	420	179	8,600	12.0
Sub-prime - FICO Score less than 620	2,391	2,608	2,085	1,145	676	348	9,253	12.9
Retail finance receivables, net of fees	$24,278	$22,207	$14,028	$7,777	$2,421	$994	$71,704	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime - FICO Score 680 and greater	$22,677	$13,399	$7,991	$2,254	$1,019	$205	$47,543	72.8%
Near-prime - FICO Score 620 to 679	3,202	2,601	1,487	688	310	104	8,392	12.8
Sub-prime - FICO Score less than 620	3,211	2,746	1,604	1,051	496	280	9,388	14.4
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status, for each vintage of the portfolio at September 30, 2023 and December 31, 2022, as well as summary totals for September 30, 2022. The first table also presents our charge-offs for the nine months ended September 30, 2023 by vintage:

	Year of Origination						September 30, 2023		September 30, 2022
	2023	2022	2021	2020	2019	Prior	Total	Percent	Total	Percent
0 - 30 days	$24,021	$21,631	$13,489	$7,478	$2,242	$873	$69,735	97.3%	$61,836	97.4%

31 - 60 days	187	408	389	219	133	88	1,424	2.0	1,185	1.9
Greater than 60 days	59	146	135	73	43	31	488	0.7	394	0.6
Finance receivables more than 30 days delinquent	246	555	524	292	175	119	1,911	2.7	1,579	2.5
In repossession	11	21	14	7	4	2	58	0.1	46	0.1
Finance receivables more than 30 days delinquent or in repossession	257	575	538	299	179	121	1,969	2.7	1,625	2.6
Retail finance receivables, net of fees	$24,278	$22,207	$14,028	$7,777	$2,421	$994	$71,704	100.0%	$63,461	100.0%
Charge-offs	$52	$355	$303	$148	$85	$69	$1,012

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
0 - 30 days	$28,676	$18,128	$10,702	$3,743	$1,685	$493	$63,426	97.1%

31 - 60 days	310	452	275	184	103	69	1,393	2.1
Greater than 60 days	93	150	98	62	35	26	465	0.7
Finance receivables more than 30 days delinquent	403	603	373	246	138	95	1,857	2.8
In repossession	11	14	6	4	2	1	39	0.1
Finance receivables more than 30 days delinquent or in repossession	414	617	380	249	140	96	1,896	2.9
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $731 million and $685 million at September 30, 2023 and December 31, 2022. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.

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
The amortized cost at September 30, 2023 of the loans modified during the three and nine months ended September 30, 2023 was insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three and nine months ended September 30, 2023.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at September 30, 2023 and December 31, 2022:

	Year of Origination							September 30, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$10,252	$320	$541	$309	$321	$94	$36	$11,874	97.3%
II	142	—	2	1	—	—	—	146	1.2
III	150	—	16	9	—	8	—	184	1.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$10,545	$320	$559	$320	$322	$102	$36	$12,204	100.0%

	Year of Origination							December 31, 2022
Dealer Risk Rating	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$9,624	$566	$361	$372	$102	$45	$24	$11,094	98.3%
II	89	—	1	—	—	—	—	91	0.8
III	78	15	—	—	10	—	—	104	0.9
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$9,791	$581	$363	$372	$112	$45	$25	$11,288	100.0%
Floorplan advances comprise 95% and 97% of the total revolving balances at September 30, 2023 and December 31, 2022. Dealer term loans are presented by year of origination.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At September 30, 2023 and December 31, 2022, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2023 and 2022. There were no commercial finance receivables on nonaccrual status at September 30, 2023 and December 31, 2022.
During the nine months ended September 30, 2023, there were insignificant charge-offs and no loan modifications extended to borrowers experiencing financial difficulty.
Note 4. Leased Vehicles

	September 30, 2023	December 31, 2022
Leased vehicles	$43,356	$46,069
Manufacturer subvention	(4,579)	(5,150)
Net capitalized cost	38,777	40,919
Less: accumulated depreciation	(7,716)	(8,218)
Leased vehicles, net	$31,061	$32,701
Depreciation expense related to leased vehicles, net was $1.2 billion for both the three months ended September 30, 2023 and 2022 and $3.7 billion and $3.6 billion for the nine months ended September 30, 2023 and 2022.
The following table summarizes minimum rental payments due to us as lessor under operating leases at September 30, 2023:

	Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Lease payments under operating leases	$1,415	$4,319	$2,554	$821	$63	$2	$9,172
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
There have been no ownership changes in our joint ventures since December 31, 2022. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2023	2022	2023	2022
Finance charge income	$328	$391	$1,071	$1,266
Income before income taxes	$127	$168	$423	$564
Net income	$95	$126	$317	$424
At September 30, 2023 and December 31, 2022, we had undistributed earnings of $906 million and $795 million related to our nonconsolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$4,736	$4,736	$3,931	$3,931
Securitization notes payable	40,534	40,081	38,200	37,537
Total secured debt	45,271	44,817	42,131	41,467
Unsecured debt
Senior notes	47,442	45,523	46,111	43,676
Credit facilities	1,864	1,858	1,473	1,448
Other unsecured debt	7,938	7,956	7,139	7,146
Total unsecured debt	57,244	55,338	54,723	52,270
Total secured and unsecured debt	$102,515	$100,155	$96,854	$93,738
Fair value utilizing Level 2 inputs		$98,032		$91,545
Fair value utilizing Level 3 inputs		$2,123		$2,192
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the nine months ended September 30, 2023, we renewed credit facilities with a total borrowing capacity of $17.7 billion, and we issued $18.1 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 5.49% and maturity dates ranging from 2023 to 2035.
Unsecured Debt During the nine months ended September 30, 2023, we issued $8.3 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.51% and maturity dates ranging from 2026 to 2033.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2023, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities and Other Transfers of Finance Receivables
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2023	December 31, 2022
Restricted cash(a)	$3,458	$2,535
Finance receivables, net of fees	$43,931	$38,774
Lease related assets	$16,120	$18,456
Secured debt	$45,334	$42,188
_______________
(a) Included in other assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Transfers of Finance Receivables Under certain debt agreements, we transfer finance receivables to entities that we do not control through majority voting interest or through contractual arrangements. These transfers do not meet the criteria to be considered sales under GAAP; therefore, the finance receivables and the related debt are included in our condensed consolidated financial statements, similar to the treatment of finance receivables and related debt of our consolidated VIEs. Any collections received on the transferred receivables are available only for the repayment of the related debt. At September 30, 2023 and December 31, 2022, an insignificant amount in finance receivables had been transferred in secured funding arrangements to third-party banks, relating to an insignificant amount in secured debt outstanding.
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	September 30, 2023			December 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$21,820	$—	$827	$19,950	$—	$821
Cash flow hedges
Interest rate swaps	1,881	27	4	1,434	34	1
Foreign currency swaps	7,674	20	547	6,852	—	586
Derivatives not designated as hedges
Interest rate contracts	117,215	2,248	2,299	113,975	2,268	1,984
Total	$148,589	$2,295	$3,677	$142,212	$2,302	$3,392
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At both September 30, 2023 and December 31, 2022, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $1.3 billion. At September 30, 2023 and December 31, 2022, we held $685 million and $553 million of collateral from counterparties that was available for netting against our asset positions. At September 30, 2023 and December 31, 2022, we had $1.7 billion and $1.5 billion of collateral posted to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Unsecured debt	$29,545	$28,319	$1,224	$781
 _________________
(a)Includes $615 million and $86 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2023 and December 31, 2022.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$327	$—	$346	$—	$443	$—	$1,023	$—
Interest rate swaps	(334)	—	(341)	—	(454)	—	(963)	—
Hedged items - foreign currency swaps(c)	—	—	—	—	—	—	—	23
Foreign currency swaps	—	—	—	—	—	—	(2)	(24)
Cash flow hedges
Interest rate swaps	10	—	4	—	29	—	9	—
Hedged items - foreign currency swaps(c)	—	260	—	470	—	60	—	1,129
Foreign currency swaps	(40)	(260)	(42)	(470)	(114)	(60)	(123)	(1,129)
Derivatives not designated as hedges
Interest rate contracts	48	—	31	—	158	—	59	—
Total income (loss) recognized	$11	$—	$(2)	$—	$63	$—	$4	$—
_________________
(a)Total interest expense was $1.2 billion and $764 million for the three months ended September 30, 2023 and 2022, and $3.4 billion and $2.0 billion for the nine months ended September 30, 2023 and 2022.
(b)Total operating expenses were $461 million and $436 million for the three months ended September 30, 2023 and 2022, and $1.4 billion and $1.2 billion for the nine months ended September 30, 2023 and 2022.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value hedges
Foreign currency swaps	$—	$—	$—	$(2)
Cash flow hedges
Interest rate swaps	15	(1)	12	9
Foreign currency swaps	(154)	(383)	(81)	(832)
Total	$(139)	$(384)	$(69)	$(825)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value hedges
Foreign currency swaps	$—	$—	$—	$2
Cash flow hedges
Interest rate swaps	(7)	(3)	(22)	(6)
Foreign currency swaps	226	386	129	944
Total	$219	$383	$107	$940
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to interest expense. During the next 12 months, we estimate $20 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2023, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $157 million, and we have accrued $143 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $176 million at September 30, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Shareholders' Equity

	September 30, 2023	December 31, 2022
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the nine months ended September 30, 2023 and 2022, our Board of Directors declared and paid dividends of $1.4 billion and $1.0 billion on our common stock to General Motors Holdings LLC.

	September 30, 2023	December 31, 2022
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
During both the nine months ended September 30, 2023 and 2022, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gain (loss) on hedges
Beginning balance	$(63)	$39	$(21)	$(77)
Change in value of hedges, net of tax	80	(1)	38	114
Ending balance	17	38	17	38
Defined benefit plans
Beginning balance	1	—	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	—	—	—	—
Ending balance	1	—	1	—
Foreign currency translation adjustment
Beginning balance	(1,250)	(1,265)	(1,352)	(1,197)
Translation gain (loss), net of tax	(70)	(175)	32	(244)
Ending balance	(1,320)	(1,441)	(1,320)	(1,441)
Total accumulated other comprehensive income (loss)	$(1,302)	$(1,402)	$(1,302)	$(1,402)
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 12. Segment Reporting
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International Segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	North America	International	Total	North America	International	Total
Total revenue	$3,290	$351	$3,641	$2,939	$248	$3,187
Operating expenses	365	96	461	352	84	436
Leased vehicle expenses	978	21	998	926	14	939
Provision for loan losses	197	38	235	148	32	180
Interest expense	1,086	154	1,240	671	93	764
Equity income	—	33	33	—	44	44
Income before income taxes	$665	$76	$741	$842	$68	$911

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	North America	International	Total	North America	International	Total
Total revenue	$9,508	$973	$10,481	$8,773	$716	$9,489
Operating expenses	1,091	268	1,359	970	232	1,202
Leased vehicle expenses	2,993	55	3,048	2,610	40	2,650
Provision for loan losses	446	87	533	416	84	500
Interest expense	2,958	416	3,374	1,738	246	1,984
Equity income	—	111	111	—	148	148
Income before income taxes	$2,021	$257	$2,278	$3,039	$262	$3,301

	September 30, 2023			December 31, 2022
	North America	International	Total	North America	International	Total
Finance receivables, net	$75,744	$5,906	$81,650	$69,705	$4,809	$74,514
Leased vehicles, net	$30,735	$326	$31,061	$32,454	$247	$32,701
Total assets	$120,837	$9,150	$129,986	$114,612	$7,934	$122,545
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $6.9 billion and $5.8 billion at September 30, 2023 and December 31, 2022.

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
Overview
GM’s collectively-bargained labor agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) expired on September 14, 2023. On September 15, 2023, the UAW initiated a strike at certain of GM’s U.S. facilities and have intermittently expanded the strike to additional facilities since then, causing stoppages to some vehicle production and parts distribution activities across GM’s U.S. operations. GM continues to negotiate a new labor agreement with the UAW; however, a prolonged work stoppage could have a material effect on our business.
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
Results of Operations
Key Drivers Income before income taxes for the nine months ended September 30, 2023 decreased to $2.3 billion from $3.3 billion for the nine months ended September 30, 2022. Key drivers of the change include the following:
•Finance charge income on retail finance receivables increased $843 million primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations, as we pass through increased interest costs in our pricing of new loans.
•Finance charge income on commercial finance receivables increased $407 million primarily due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
•Leased vehicle income decreased $509 million primarily due to a decrease in the average balance of the leased vehicles portfolio.
•Other income increased $251 million primarily due to higher investment income resulting from an increase in benchmark interest rates.
•Interest expense increased $1.4 billion primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates and increased credit spreads, as well as an increase in the average debt outstanding.
•Leased vehicle expenses increased $398 million primarily due to a $326 million decrease in lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases, and a $69 million increase in depreciation on leased vehicles.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Non-GAAP Measure
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 16.4% for the four quarters ended September 30, 2023 from 25.3% for the four quarters ended September 30, 2022 primarily due to decreased earnings.
Return on Average Tangible Common Equity We use return on average tangible common equity, a non-GAAP measure, to measure our contribution to General Motors Company's (GM) enterprise profitability and cash flows. Our return on average tangible common equity decreased to 18.0% for the four quarters ended September 30, 2023 from 27.9% for the four quarters ended September 30, 2022 primarily due to decreased earnings.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2023	September 30, 2022
Net income attributable to common shareholder	$2,200	$3,269

Average equity	$15,358	$14,871
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,389	12,902
Less: average goodwill and intangible assets	(1,177)	(1,171)
Average tangible common equity	$12,212	$11,731

Return on average common equity	16.4%	25.3%
Return on average tangible common equity	18.0%	27.9%
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
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Average Earning Assets	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	Amount	Percentage
Average retail finance receivables	$70,881	$62,549	$8,332	13.3%
Average commercial finance receivables	11,760	8,200	3,560	43.4%
Average finance receivables	82,641	70,749	11,892	16.8%
Average leased vehicles, net	31,326	34,581	(3,255)	(9.4)%
Average earning assets	$113,967	$105,330	$8,637	8.2%

Retail finance receivables purchased	$9,499	$9,396	$103	1.1%
Leased vehicles purchased	$4,323	$3,503	$820	23.4%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 40.8% and 42.9% for the three months ended September 30, 2023 and 2022. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Leased vehicles purchased increased primarily due to growth in GM sales, higher lease sales mix, and higher net capitalized cost.

Revenue	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	Amount	Percentage
Finance charge income
Retail finance receivables	$1,371	$1,041	$330	31.7%
Commercial finance receivables	$250	$117	$133	113.7%
Leased vehicle income	$1,820	$1,912	$(92)	(4.8)%
Other income	$200	$118	$82	69.5%
Equity income	$33	$44	$(11)	(25.0)%
Effective yield - retail finance receivables	7.7%	6.6%
Effective yield - commercial finance receivables	8.4%	5.7%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations, as we pass through increased interest costs in our pricing of new loans. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased primarily due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in benchmark interest rates.

Costs and Expenses	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	Amount	Percentage
Operating expenses	$461	$436	$25	5.7%
Leased vehicle expenses	$998	$939	$59	6.3%
Provision for loan losses	$235	$180	$55	30.6%
Interest expense	$1,240	$764	$476	62.3%
Average debt outstanding	$101,917	$93,656	$8,261	8.8%
Effective rate of interest on debt	4.8%	3.2%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% for both the three months ended September 30, 2023 and 2022.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a $37 million decrease in lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases, and a $20 million increase in depreciation on leased vehicles.
Provision for Loan Losses Provision for loan losses increased compared to the same period in 2022. Provision expense is recorded in amounts sufficient to bring our allowance for loan losses to a level that we consider adequate to absorb expected losses on the finance receivables portfolio.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates and increased credit spreads, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 25.9% and 25.7% of income before income taxes and equity income for the three months ended September 30, 2023 and 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) were $80 million and $(1) million for the three months ended September 30, 2023 and 2022. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(70) million and $(175) million for the three months ended September 30, 2023 and 2022. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the three months ended September 30, 2023 was primarily due to depreciating values of the Brazilian Real, Canadian Dollar, and Chilean Peso in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended September 30, 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi, Canadian Dollar and Brazilian Real in relation to the U.S. Dollar.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Average Earning Assets	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	Amount	Percentage
Average retail finance receivables	$68,740	$60,614	$8,126	13.4%
Average commercial finance receivables	11,179	7,655	3,524	46.0%
Average finance receivables	79,919	68,269	11,650	17.1%
Average leased vehicles, net	31,771	35,943	(4,172)	(11.6)%
Average earning assets	$111,690	$104,212	$7,478	7.2%

Retail finance receivables purchased	$27,705	$26,431	$1,274	4.8%
Leased vehicles purchased	$12,834	$10,915	$1,919	17.6%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 42.5% and 44.5% for the nine months ended September 30, 2023 and 2022. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration.
Leased vehicles purchased increased primarily due to growth in GM sales, higher lease sales mix, and higher net capitalized cost.

Revenue	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	Amount	Percentage
Finance charge income
Retail finance receivables	$3,806	$2,963	$843	28.5%
Commercial finance receivables	$674	$267	$407	152.4%
Leased vehicle income	$5,458	$5,967	$(509)	(8.5)%
Other income	$543	$292	$251	86.0%
Equity income	$111	$148	$(37)	(25.0)%
Effective yield - retail finance receivables	7.4%	6.5%
Effective yield - commercial finance receivables	8.1%	4.7%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations, as we pass through increased interest costs in our pricing of new loans. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased primarily due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
Leased Vehicle Income Leased vehicle income decreased primarily due to a decrease in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in benchmark interest rates.

Costs and Expenses	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	Amount	Percentage
Operating expenses	$1,359	$1,202	$157	13.1%
Leased vehicle expenses	$3,048	$2,650	$398	15.0%
Provision for loan losses	$533	$500	$33	6.6%
Interest expense	$3,374	$1,984	$1,390	70.1%
Average debt outstanding	$99,515	$93,137	$6,378	6.8%
Effective rate of interest on debt	4.5%	2.8%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% and 1.5% for the nine months ended September 30, 2023 and 2022.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a $326 million decrease in lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases, and a $69 million increase in depreciation on leased vehicles.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates and increased credit spreads, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 26.1% of income before income taxes and equity income for both the nine months ended September 30, 2023 and 2022.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) were $38 million and $114 million for the nine months ended September 30, 2023 and 2022. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $32 million and $(244) million for the nine months ended September 30, 2023 and 2022. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the nine months ended September 30, 2023 was primarily due to appreciating values of the Mexican Peso and Brazilian Real, partially offset by the depreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for the nine months ended September 30, 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$53,851	75.1%	$47,543	72.8%
Near-prime - FICO Score 620 to 679	8,600	12.0	8,392	12.8
Sub-prime - FICO Score less than 620	9,253	12.9	9,388	14.4
Retail finance receivables, net of fees	71,704	100.0%	65,322	100.0%
Less: allowance for loan losses	(2,224)		(2,062)
Retail finance receivables, net	$69,480		$63,260
Number of outstanding contracts	3,088,540		2,942,175
Average amount of outstanding contracts (in dollars)(a)	$23,216		$22,202
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.1%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	September 30, 2023		September 30, 2022
	Amount	Percent	Amount	Percent
31 - 60 days	$1,424	2.0%	$1,185	1.9%
Greater than 60 days	488	0.7	394	0.6
Total finance receivables more than 30 days delinquent	1,911	2.7	1,579	2.5
In repossession	58	0.1	46	0.1
Total finance receivables more than 30 days delinquent or in repossession	$1,969	2.7%	$1,625	2.6%
At September 30, 2023, delinquency increased slightly from September 30, 2022, but continued to be lower than historical levels. We expect that delinquency will increase over time relative to current levels but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.
Loan Modifications Loan modifications extended to the borrowers experiencing financial difficulty were insignificant for the three and nine months ended September 30, 2023. Refer to Note 3 to our condensed consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Charge-offs	$366	$289	$1,012	$811
Less: recoveries	(196)	(171)	(573)	(510)
Net charge-offs	$171	$118	$439	$301
Net charge-offs as an annualized percentage of average retail finance receivables	1.0%	0.7%	0.9%	0.7%
Net charge-offs for the three and nine months ended September 30, 2023 increased compared to the same period in 2022 but continued to be lower than historical levels. We expect net charge-offs will increase over time relative to current levels but may remain below pre-pandemic levels due to improvement in the credit mix of the portfolio.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	September 30, 2023	December 31, 2022
Commercial finance receivables, net of fees	$12,204	$11,288
Less: allowance for loan losses	(34)	(34)
Commercial finance receivables, net	$12,170	$11,254
Number of dealers	2,467	2,431
Average carrying amount per dealer	$5	$5
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.3%	0.3%
No commercial loans were modified for the three and nine months ended September 30, 2023. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2023 and 2022, and substantially all of our commercial finance receivables were current with respect to payment status at September 30, 2023 and December 31, 2022.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating leases purchased	93	80	278	250
Operating leases terminated	124	140	377	442
Operating leased vehicles returned(a)	12	4	31	8
Percentage of leased vehicles returned(b)	9%	3%	8%	2%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Return rates have been significantly lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $230 million and $664 million for the three and nine months ended September 30, 2023 compared to $267 million and $990 million for the same periods in 2022. The decrease in gains is primarily due to higher leased portfolio net book values at termination and fewer terminated leases.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2023			December 31, 2022
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$13,214	669	67.3%	$14,207	736	67.3%
Trucks	6,825	214	21.6	6,961	228	20.9
SUVs	2,410	60	6.1	2,595	66	6.0
Cars	790	50	5.0	964	63	5.8
Total	$23,238	994	100.0%	$24,727	1,092	100.0%
At both September 30, 2023 and 2022, 99.5% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	September 30, 2023	December 31, 2022
Cash and cash equivalents(a)	$4,112	$4,005
Borrowing capacity on unpledged eligible assets	22,053	22,041
Borrowing capacity on committed unsecured lines of credit	560	460
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$29,724	$29,506
_________________
(a)Includes $379 million and $384 million in unrestricted cash outside of the U.S. at September 30, 2023 and December 31, 2022. This cash is considered to be indefinitely invested based on specific plans for reinvestment.
We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2023, available liquidity exceeded our liquidity targets.

Cash Flow	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022
Net cash provided by (used in) operating activities	$4,862	$3,829	$1,033
Net cash provided by (used in) investing activities	$(7,903)	$(6,726)	$(1,177)
Net cash provided by (used in) financing activities	$4,080	$2,408	$1,672
During the nine months ended September 30, 2023, net cash provided by operating activities increased primarily due to an increase in finance charge income of $1.3 billion, a net increase in cash provided by counterparty derivative collateral posting activities of $1.1 billion, a decrease in taxes paid to GM of $441 million and an increase in other income of $251 million, partially offset by an increase in interest paid of $1.4 billion and a decrease in leased vehicle income of $509 million.
During the nine months ended September 30, 2023, net cash used in investing activities increased primarily due to an increase in purchases of leased vehicles and finance receivables of $2.3 billion, and a decrease in proceeds from termination of leased vehicles of $1.2 billion, partially offset by a decrease in the net change in floorplan and other short-duration receivables of $2.0 billion, and an increase in collections and recoveries on finance receivables of $528 million.
During the nine months ended September 30, 2023, net cash provided by financing activities increased primarily due to an increase in debt borrowings and issuances of $2.3 billion, partially offset by an increase in dividend payments of $325 million and an increase in debt repayments of $314 million.
Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. In March 2023, Moody's upgraded our senior unsecured notes rating to Baa2 from Baa3 and the short-term commercial paper rating to P-2 from P-3. In September 2023, Fitch upgraded our senior unsecured notes rating to BBB from BBB-, upgraded our short-term commercial paper rating to F2 from F3, and changed our outlook to Stable from Positive. As of October 16, 2023, all other credit ratings remained unchanged since December 31, 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At September 30, 2023, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,648	$4,420
Revolving commercial asset-secured facilities(b)	4,211	316
Total secured	26,860	4,736
Unsecured committed facilities	634	74
Unsecured uncommitted facilities(c)	1,790	1,790
Total unsecured	2,424	1,864
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$32,284	$6,601
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had an insignificant amount in advances outstanding and $628 million in unused borrowing capacity on these uncommitted facilities at September 30, 2023.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.8 billion in unused borrowing capacity on these facilities at September 30, 2023.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At September 30, 2023
2019	April 2024	-	July 2027	$3,250	$917
2020	October 2023	-	August 2028	$13,204	3,401
2021	May 2025	-	June 2034	$20,070	6,063
2022	November 2024	-	October 2035	$23,711	14,047
2023	October 2023	-	April 2035	$18,141	16,176
Total active securitizations					40,604
Debt issuance costs					(70)
Total					$40,534
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2023, the aggregate principal amount of our outstanding unsecured senior notes was $48.8 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At September 30, 2023, we had $3.7 billion outstanding in demand notes and $2.7 billion under the U.S. commercial paper program.

GENERAL MOTORS FINANCIAL COMPANY, INC.
LIBOR Transition The International Swaps and Derivatives Association launched its Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol, which came into effect on January 25, 2021. The supplement incorporates fallbacks for new derivatives linked to LIBOR, and the protocol enables market participants to incorporate fallbacks for certain legacy derivatives linked to LIBOR. We adhered to the protocol prior to the June 30, 2023 cessation date and have transitioned all of our LIBOR-based derivative exposure.
For residual exposure after the LIBOR cessation date, including agreements that convert to a future LIBOR-based floating rate, we expect to leverage available relevant contractual and statutory solutions to transition such exposure. Refer to "Risk Factors" in our 2022 Form 10-K.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the Support Agreement was 8.16x and 7.91x at September 30, 2023 and December 31, 2022, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at September 30, 2023:

	2023	2024	2025	2026 and Thereafter
Encumbered assets	$13,432	$37,100	$51,234	$63,509
Unencumbered assets	17,737	33,901	48,783	66,477
Total assets	31,169	71,001	100,017	129,986

Secured debt	9,590	26,488	36,579	45,343
Unsecured debt	8,168	17,786	28,530	58,625
Total debt(a)	17,758	44,273	65,108	103,968
Net excess liquidity	$13,411	$26,728	$34,909	$26,018
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as iXBRL and contained in Exhibit 101	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 24, 2023	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer