Form 10-K
period 2023-12-31
General Motors Financial Company, Inc.
filed 2024-01-30
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of January 29, 2024, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
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
North America Segment Our North America Segment includes operations in the U.S. and Canada. We have been operating in the automobile finance business in the U.S. since September 1992. Our retail automobile finance programs include full credit spectrum lending and leasing offered through GM-franchised dealers under the GM Financial brand. We also offer a sub-prime lending product through non-GM-franchised and select independent dealers under the AmeriCredit brand. Our commercial lending programs are focused on GM-franchised dealers and their affiliates. We also offer and finance vehicle-related service contracts and other products and services.
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
Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This strategy includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
New GM vehicles	$44,557	$39,678	$41,996
Other vehicles	8,533	9,509	8,893
Total	$53,090	$49,187	$50,889
Underwriting We utilize proprietary credit scoring systems to support our credit approval process. The credit scoring systems were developed through statistical analysis of prior auto credit performance using credit bureau attributes and loan and

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Service Contracts We provide marketing, underwriting and claims administration for vehicle service and protection and other related contracts through GM Protections, LLC, a wholly-owned subsidiary, and its captive insurance subsidiary. Our vehicle service and protection products where we are the obligor include vehicle service (VSC), prepaid maintenance (PPM), guaranteed auto protection (GAP), and excess wear and use contracts (EWU).We also provide support on marketing, training, and sales strategies to our third-party administrators for additional products where they are the obligor.
Commercial Finance We provide commercial lending products to our dealer customers that include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory. We also provide dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Additionally, we provide lending products to commercial vehicle upfitters and advances to certain GM subsidiaries.
We support the financing of new and used vehicle inventory primarily for our GM-franchised dealerships and their affiliates before sale or lease to the retail customer. Financing is provided through lines of credit extended to individual dealerships. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and, when available, the continuing personal guarantee of the dealership's owners. Under certain circumstances, such as repossession of dealership inventory, GM and other manufacturers may be obligated by applicable law, or under agreements with us, to reassign or to repurchase new vehicle inventory within certain mileage and model year parameters, which minimizes our risk associated with new vehicle inventory advances. The amount we advance to a dealership for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support a dealership's used vehicle inventory needs, we advance funds to the dealership or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located or the auction purchase price.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Unsecured Credit Facilities We utilize both committed and uncommitted unsecured credit facilities as an additional source of funding. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them. GM also provides us with financial resources through a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility) and exclusive access to a $2.0 billion 364-day revolving credit facility (GM Revolving 364-Day Credit Facility).
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
North America Segment In the U.S., we are subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters, and the Servicemembers Civil Relief Act, which has limitations on the interest rate charged to customers who have subsequently entered military service and provides other protections, such as early lease termination and restrictions on repossession.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Human Capital In order to achieve our objectives, we must continue to attract and retain the best talent. We aim to adhere to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, pay workers fairly, promote safety and well-being, and promote diversity, equity and inclusion. Our six core values are the foundation of our culture; how we behave encompasses key measures of our performance, including the visible ways we conduct ourselves as we work with one another:
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
Diversity, Equity and Inclusion We are committed to fostering a culture of diversity, equity and inclusion. In every moment, we aim to decide what we can do - individually and collectively – to drive meaningful deliberate and long-lasting change. All areas of our business are supportive of a world-class inclusive, equitable and diverse organization. Our ability to meet the needs of a diverse and global customer base is tied closely to the behaviors of the people within the Company, which is why we are committed to fostering a culture that celebrates our differences.
Develop and Retain Talented People Today, we compete for talent against other finance companies and against businesses in other sectors, such as technology. To attract and retain top talent, we aim to provide a workplace culture that aligns employee behaviors with our values, fulfills their long-term individual aspirations and provides experiences that make individuals feel valued, included, and engaged. In furtherance of this goal, we invest significant resources to retain and develop our talent. In addition to mentoring and networking opportunities, we offer a vast array of career development resources to help develop, grow and enable our employees.
Safety and Well-being We empower employees to report safety concerns through various means and prohibit retaliation for reports made in good faith. The well-being of our employees is equally important to foster and stimulate creativity and innovation. In addition to traditional healthcare, paid time off, paid parental leave, wellness programs, flextime work arrangements and retirement benefits, including a 401(k) matching program, we offer a variety of benefits and resources to support employees' physical and mental health, including on-site health clinics and a telehealth option, which help us attract talent and cultivate a healthier workforce.
Employees At December 31, 2023, we employed approximately 9,000 people, excluding our joint venture employees.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 1A. Risk Factors
Risks Related to our Business
The profitability and financial condition of our operations are dependent upon the operations of our parent, GM.
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationships with GM-franchised dealerships. GM operates in a very competitive industry with market participants routinely introducing new and improved vehicle models and features, at decreasing price points, designed to meet rapidly evolving consumer expectations. The production and profitable sale of electric vehicles (EVs) is becoming more important to GM’s long-term business, and is dependent on consumer adoption of EVs. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, inflationary pressures or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and other incentive programs available through us. Under these programs, GM makes interest supplements or other support payments to us and may offer various incentives to customers who finance their vehicles with us. These programs increase our financing volume and our share of financed GM vehicle sales. When GM adopts marketing strategies from time to time that de-emphasize such programs in favor of other types of incentives, our financing volume is generally impacted.
Also, government safety standards require manufacturers to remedy certain product safety defects through recall campaigns and vehicle repurchases. From time to time, GM may recall or suspend the production or sale of certain GM products to address performance, customer satisfaction, compliance or safety-related issues. Because our business is substantially dependent upon the sale of GM products, such actions could negatively impact our financing volume. Additionally, recalls may affect the demand for used recalled vehicles, or impact our timely disposal of repossessed and returned lease vehicles, which may affect the sales proceeds of those vehicles.
A work stoppage or other limitation on production could occur at GM’s facilities, either temporarily or permanently for any number of reasons, including labor disruptions, supply chain disruptions, the occurrence of a contagious disease or illness or catastrophic weather events, whether or not as a result of climate change. GM’s inability to manufacture at one or more affected facilities has resulted, and may in the future result, in harm to our reputation, lower revenues and the loss of customers. Any extended reduction or suspension of GM’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other events, or significant changes to marketing programs sponsored by GM could have an adverse effect on our business.
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
General We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, inflation, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, changing consumer preferences, government policy shifts, higher vehicle operating costs, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit, changes in vehicle ownership trends and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. No assurance can be given that the underwriting criteria and collection methods we employ will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or

GENERAL MOTORS FINANCIAL COMPANY, INC.
increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future financings.
Demand for automobiles may also be impacted by the entrance of non-traditional participants in the automotive industry, who are disrupting the industry's historic business model through the introduction of new products, services, and methods of travel and vehicle ownership.
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms either through our exclusive online channel or our wholesale auction partners. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in, or increase, losses upon our disposition of off-lease or repossessed vehicles and, in the case of repossessed vehicles we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from manufacturer incentives or discounts on new vehicles, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models, increased used vehicle inventory resulting from significant liquidations of rental or fleet inventories and increased trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of vehicles with internal combustion engines, while lower gasoline prices may decrease the wholesale auction values of EVs. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand could result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, we may be unable to sell our used vehicles at sufficient volume and/or pricing.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Uncertainties associated with benchmark interest rates could adversely impact our business and results of operations.
We have certain floating-rate obligations, hedging transactions, and floating-rate commercial loans that determine their applicable interest rate or payment amount by reference to a benchmark rate, generally the Secured Overnight Financing Rate (SOFR), which is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. Any uncertainties associated with these benchmark rates may impact our ability to manage interest rate risk effectively.
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
•multiple foreign regulatory requirements and laws that are subject to change;
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. Additional competitors may seek to enter the market and existing market participants may act aggressively to increase their market share. Increased competition, increased U.S.-China trade restrictions and economic conditions in China, among other things, may result in reduced profitability and margins, and challenges to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive loan and lease origination volume in China. If our joint ventures are unable to maintain their position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be materially adversely affected.
Pandemics, epidemics, disease outbreaks and other public health crises have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.
Pandemics, epidemics or disease outbreaks in the U.S. or globally have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Any such events may adversely impact our global operations, particularly in North America where our profits are most concentrated. We could experience among other things: lower demand for new and used vehicles resulting in lower loan and lease origination levels; increased customer defaults on automobile loans and leases; lower than expected pricing on used vehicles sold at auction; and an impaired ability to access credit and the capital markets. Any new pandemic or other public health crisis, or the reemergence of the COVID-19 pandemic, could have a material impact on our business, financial condition and results of operations going forward.
Risks Related to Cybersecurity, Information Technology and Data Management Practices
Security breaches, cyberattacks and other disruptions to information technology systems and networks owned or maintained by us, or third parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.
We rely upon hardware, software, and information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our internal and external-facing business processes, activities, products and services. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information (including that of our vendors), as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The confidentiality, integrity and availability of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. We face numerous and evolving risks that threaten the confidentiality, integrity and availability of our systems, networks and information, as well as the risk of operational disruption, failure or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties or other financial intermediaries. Such parties could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Our information technology systems and networks, as well as those of our service providers, are vulnerable to intrusion damage, disruptions or shutdowns caused by attacks by hackers, computer viruses or worms, malware

GENERAL MOTORS FINANCIAL COMPANY, INC.
(including ransomware), social engineering attacks (such as phishing), denial of service attacks or breaches due to errors, negligence or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to these systems and networks. Remote and hybrid working arrangements also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We are also vulnerable to malicious code that may be embedded in open-source software as well as “bugs,” misconfigurations and other vulnerabilities associated with commercial software that is integrated into our or our service providers’ systems, networks, products or services. Therefore, no assurance can be given that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and information.
The occurrence of a major cyberattack or other security incident could materially compromise the confidentiality, integrity and/or availability of critical systems and networks and data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims by regulatory agencies or private parties (including class actions) alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the privacy of personal information and security of confidential data; increase our costs of compliance and remediation; require us to change aspects of our business, our systems or our service providers; disrupt our operations; harm our brand and reputation; and/or reduce the competitive advantage we hope to derive from our investment in advanced technologies. Although we maintain insurance coverage for various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured or that applicable insurance in the future will be available on economically reasonable terms or at all.
We regularly experience and expect to continue to experience cybersecurity attacks and security incidents in varying degrees. Although the impacts of past events have been immaterial, the impacts of such events in the future may be material. Cybersecurity threats and threat actors are becoming more sophisticated. Such threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls (including through the use of artificial intelligence), to avoid detection, and to remove or obfuscate forensic evidence.
Our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees and vendors, are subject to increasingly complex and restrictive regulations in all key market regions.
Under these laws and regulations, which include the federal Gramm-Leach-Bliley Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, and international data protection, privacy, data security, data localization and similar national, state, provincial, and local laws, the failure to maintain compliant data privacy and security practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as have a negative impact on our brand or result in other harm to our business. Customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the protection of their data and to support their operations. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. The growing patchwork of state and country regulations imposes burdensome obligations on companies to quickly respond to consumer requests, such as requests to delete, disclose and stop selling or sharing personal information, with significant fines for noncompliance. Complying with these new laws has significantly increased, and may continue to increase, our operating costs and is driving increased complexity in our operations. In addition to direct liability that we may face in connection with these fast-evolving laws and regulations, both regulators and litigants are increasingly seeking to hold companies liable for their third-party service providers' and vendors' privacy and cybersecurity compliance, particularly in the context of cybersecurity attacks and data breaches.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including consumer protection lawsuits, class action litigation, employment litigation, and regulatory investigations. A negative outcome in one or more of these proceedings could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as legal and other costs, all of which may be significant. For a further discussion of certain of these matters, refer to Note 10 to our consolidated financial statements.
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
Reporting expectations are also increasing, with a variety of capital providers, regulators, and other stakeholders seeking increased information on climate-related risks and impacts. For example, various policymakers, such as the SEC and the State of California, have adopted or are considering adopting, requirements for companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs and establish novel procedures for internal controls and oversight to comply.
We may incur additional tax expense or become subject to additional tax exposure.
We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business (for example, the Organisation for Economic Co-Operation and Development proposals, including the introduction of global minimum tax standards), the possibility of tax controversy related to adverse determinations with respect to the application of existing laws (in particular with respect to full realization of the incentives contemplated by the Inflation Reduction Act of 2022), changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.
Item 1B. Unresolved Staff Comments
None.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is aligned to the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
In the last three fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – "Risks Related to Cybersecurity, Information Technology and Data Management Practices," which is incorporated by reference into this Item 1C.
Cybersecurity Governance
The GM Board of Directors established its Risk and Cybersecurity Committee with specific responsibility for overseeing cybersecurity threats, among other things. Our Global Chief Information Security Officer provides the Risk and Cybersecurity Committee periodic reports on our cybersecurity risks and any material cybersecurity incidents. In addition, our cybersecurity team provides periodic reports to our Board of Directors.
Our team of cybersecurity professionals is led by our Global Chief Information Security Officer, who has over 20 years of experience in the cybersecurity space and has obtained professional security certifications and advanced training in the field of cybersecurity and technology. The cybersecurity team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our cybersecurity team also monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.
Item 2. Properties
Our executive offices are located in Fort Worth, Texas. We operate credit centers, collections and customer service centers and administrative offices, primarily in North America and Latin America.
Item 3. Legal Proceedings
Refer to Note 10 to our consolidated financial statements for information relating to legal proceedings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Overview
We continue to monitor the current global economic environment, specifically inflationary pressures and related central bank responses, and any resulting impacts on our financial position and results of operations. Refer to Item 1A. Risk Factors for additional information.

On August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was enacted. The IRA modified climate and clean energy tax provisions, including the consumer credit for electric vehicle (EV) purchases, and added new corporate tax credits for commercial EV purchases. We expect to generate commercial EV tax credits that will impact net income and future cash payments for income taxes. We will continue to evaluate the impact of the IRA on our financial results as additional regulatory guidance is issued.
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
We incorporate our outlook on forecast recovery rates and overall economic performance in our allowance estimate. Each 5% relative decrease/increase in our forecast recovery rates would increase/decrease our allowance for loan losses by $102 million.
At December 31, 2023, the weightings we applied to the economic forecast scenarios considered resulted in an allowance for loan losses on our retail finance receivables portfolio of $2.3 billion. If the forecast economic conditions were based entirely on the weakest scenario we considered, the allowance for loan losses would increase by $76 million. Actual economic data and recovery rates that are worse/lower than those we forecast could result in an increase in the allowance for loan losses.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Our commercial finance receivables portfolio consists of financing products for dealers and other businesses. We provide commercial lending products to our dealer customers that include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory. We also provide dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Additionally, we provide lending products to commercial vehicle upfitters and advances to certain GM subsidiaries. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted auto industry conditions. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
Residual Value of Leased Vehicles We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At the inception of a lease, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. We estimate the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, significant liquidation of rental or fleet inventory, used vehicle prices, manufacturer incentive programs and fuel prices. Depreciation reduces the carrying value of each leased asset in our leased vehicles portfolio over time from its original acquisition value to its expected residual value at the end of the lease term.
During the term of a lease, we periodically evaluate the estimated residual value and may adjust the value downward, which increases the prospective depreciation, or upward (limited to the contractual residual value), which decreases the prospective depreciation.
The customer is obligated to make payments during the lease term for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the proceeds we receive on the disposition of the vehicle are lower than the residual value estimated at the inception of the lease. Realization of the residual values is dependent on our future ability to market the vehicles under prevailing market conditions.
At December 31, 2023, the estimated residual value of our leased vehicles was $22.7 billion. If used vehicle prices weaken compared to our estimates, we would increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles and/or decreased depreciation expense.
We reviewed our leased vehicles portfolio for indicators of impairment and determined that no impairment indicators were present at December 31, 2023 or 2022.
The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2023, which could increase or decrease depreciation expense over the remaining term of our leased vehicles portfolio, holding all other assumptions constant. Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge.

	Years Ending December 31,
	2024	2025	2026	2027 and Thereafter	Total
Impact to depreciation expense	$158	$53	$15	$1	$227
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
In the ordinary course of business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions, and we record liabilities for estimated tax results based on the requirements of the accounting for uncertainty in income taxes. We believe the estimates recorded are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust the assumptions used in the computation of the estimated tax results in the future. These adjustments could materially impact the effective tax rate, earnings, accrued tax balances and cash.
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
Results of Operations
This section discusses our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For a discussion and analysis of the year ended December 31, 2022, compared to the same period in 2021, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on January 31, 2023.
Key Drivers Income before income taxes for 2023 decreased to $3.0 billion from $4.1 billion for 2022. Key drivers of the change include the following:
•Finance charge income on retail finance receivables increased $1.2 billion primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Finance charge income on commercial finance receivables increased $502 million primarily due to an increase in the effective yield as a result of higher benchmark rates, as well as an increase in the size of the portfolio.
•Leased vehicle income decreased $545 million primarily due to a decrease in the average balance of the leased vehicles portfolio.
•Other income increased $320 million primarily due to higher investment income resulting from an increase in benchmark interest rates.
•Interest expense increased $1.8 billion primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates, as well as an increase in the average debt outstanding.
•Provision for loan losses increased $172 million due to lower recovery rates in 2023, as well as moderating credit performance.
•Leased vehicle expenses increased $379 million primarily due to a $310 million decrease in lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases, and a $65 million increase in depreciation on leased vehicles.
For the year ending December 31, 2024, we expect to recognize income before income taxes in the $2.5 billion to $3.0 billion range.
Non-GAAP Measure
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 15.8% in 2023 from 22.9% in 2022 primarily due to decreased earnings.
Return on Average Tangible Common Equity We use return on average tangible common equity, a non-GAAP measure, to measure our contribution to GM's enterprise profitability and cash flows. Our return on average tangible common equity decreased to 17.3% in 2023 from 25.1% in 2022 primarily due to decreased earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Years Ended December 31,
	2023	2022
Net income attributable to common shareholder	$2,126	$2,966

Average equity	$15,436	$14,943
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,467	12,974
Less: average goodwill and intangible assets	(1,180)	(1,171)
Average tangible common equity	$12,287	$11,803

Return on average common equity	15.8%	22.9%
Return on average tangible common equity	17.3%	25.1%
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

Average Earning Assets	Years Ended December 31,		2023 vs. 2022
	2023	2022	Amount	Percentage
Average retail finance receivables	$69,678	$61,650	$8,028	13.0%
Average commercial finance receivables	11,646	8,350	3,296	39.5%
Average finance receivables	81,324	70,000	11,324	16.2%
Average leased vehicles, net	31,521	35,271	(3,750)	(10.6)%
Average earning assets	$112,845	$105,271	$7,574	7.2%

Retail finance receivables purchased	$35,977	$34,760	$1,217	3.5%
Leased vehicles purchased	$17,113	$14,427	$2,686	18.6%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 41.5% in 2023 and 43.2% in 2022. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration.
Leased vehicles purchased increased primarily due to growth in GM sales, higher lease sales mix, and higher net capitalized cost.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Years Ended December 31,		2023 vs. 2022
	2023	2022	Amount	Percentage
Finance charge income
Retail finance receivables	$5,255	$4,074	$1,181	29.0%
Commercial finance receivables	$949	$447	$502	112.3%
Leased vehicle income	$7,266	$7,811	$(545)	(7.0)%
Other income	$754	$434	$320	73.7%
Equity income	$138	$173	$(35)	(20.2)%
Effective yield - retail finance receivables	7.5%	6.6%
Effective yield - commercial finance receivables	8.1%	5.4%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
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
Equity Income Equity income decreased primarily due to lower asset levels resulting from decreased origination volumes, partially offset by decreased interest expense due to a decrease in the average debt outstanding.

Costs and Expenses	Years Ended December 31,		2023 vs. 2022
	2023	2022	Amount	Percentage
Operating expenses	$1,818	$1,662	$156	9.4%
Leased vehicle expenses	$4,047	$3,668	$379	10.3%
Provision for loan losses	$826	$654	$172	26.3%
Interest expense	$4,685	$2,881	$1,804	62.6%
Average debt outstanding	$100,409	$93,764	$6,645	7.1%
Effective rate of interest on debt	4.7%	3.1%
Operating Expenses Operating expenses as a percentage of average earning assets was 1.6% for both 2023 and 2022.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a $310 million decrease in lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases, and a $65 million increase in depreciation on leased vehicles.
Provision for Loan Losses Provision for loan losses increased due to lower recovery rates in 2023, as well as moderating credit performance.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rate was 26.0% and 25.4% of income before income taxes and equity income for 2023 and 2022. Refer to Note 14 to our consolidated financial statements for tax rate reconciliation.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) were $18 million and $55 million for 2023 and 2022. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $147 million and $(156) million for 2023 and 2022. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for 2023 was primarily due to appreciating values of the Mexican Peso and Brazilian Real in relation to the U.S. Dollar. The foreign currency translation loss for 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi and Canadian Dollar, partially offset by appreciating values of the Brazilian Real and Mexican Peso in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$54,882	75.5%	$47,543	72.8%
Near-prime - FICO Score 620 to 679	8,647	11.9	8,392	12.8
Sub-prime - FICO Score less than 620	9,200	12.6	9,388	14.4
Retail finance receivables, net of fees	72,729	100.0%	65,322	100.0%
Less: allowance for loan losses	(2,308)		(2,062)
Retail finance receivables, net	$70,421		$63,260
Number of outstanding contracts	3,121,144		2,942,175
Average amount of outstanding contracts (in dollars)(a)	$23,302		$22,202
Allowance for loan losses as a percentage of retail finance receivables, net of fees	3.2%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, net of fees, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
31 - 60 days	$1,637	2.3%	$1,393	2.1%
Greater than 60 days	559	0.8	465	0.7
Total finance receivables more than 30 days delinquent	2,196	3.0	1,857	2.8
In repossession	61	0.1	39	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,257	3.1%	$1,896	2.9%
At December 31, 2023, delinquency increased slightly from 2022 but continued to be lower than historical levels. We expect that delinquency will increase over time but may remain below our historical levels due to improvement in the credit mix of the portfolio.
Loan Modifications Loan modifications extended to the borrowers experiencing financial difficulty were insignificant for 2023. Refer to Note 1 and Note 3 to our consolidated financial statements for further information on loan modifications.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2023	2022
Charge-offs	$1,423	$1,138
Less: recoveries	(767)	(685)
Net charge-offs	$656	$453
Net charge-offs as a percentage of average retail finance receivables	0.9%	0.7%
Net charge-offs for 2023 increased compared to 2022 but continued to be lower than historical levels. We expect net charge-offs will increase over time but may remain below our historical levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	December 31, 2023	December 31, 2022
Commercial finance receivables, net of fees	$14,251	$11,288
Less: allowance for loan losses	(36)	(34)
Commercial finance receivables, net	$14,216	$11,254
Number of dealers	2,512	2,431
Average carrying amount per dealer	$6	$5
Allowance for loan losses as a percentage of commercial finance receivables, net of fees	0.3%	0.3%
No commercial loans were modified for 2023. Activity in the allowance for commercial loan losses was insignificant for 2023 and 2022, and substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2023 and 2022.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Years Ended December 31,
	2023	2022
Operating leases purchased	372	327
Operating leases terminated	505	569
Operating lease vehicles returned(a)	54	19
Percentage of lease vehicles returned(b)	11%	3%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Return rates have been significantly lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $878 million and $1.2 billion for 2023 and 2022. The decrease in gains is primarily due to higher leased portfolio net book values at termination and fewer terminated leases in 2023 compared to 2022.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2023			December 31, 2022
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$12,830	648	67.5%	$14,207	736	67.3%
Trucks	6,793	210	21.9	6,961	228	20.9
SUVs	2,304	58	6.0	2,595	66	6.0
Cars	734	44	4.6	964	63	5.8
Total	$22,661	960	100.0%	$24,727	1,092	100.0%
At both December 31, 2023 and 2022, 99.4% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	December 31, 2023	December 31, 2022
Cash and cash equivalents(a)	$5,282	$4,005
Borrowing capacity on unpledged eligible assets	21,946	22,041
Borrowing capacity on committed unsecured lines of credit	687	460
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$30,915	$29,506
_________________
(a)Includes $380 million and $384 million in unrestricted cash outside of the U.S. at December 31, 2023 and 2022. This cash is considered to be indefinitely invested based on specific plans for reinvestment.
We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2023, available liquidity exceeded our liquidity targets.

Cash Flows	Years Ended December 31,		2023 vs. 2022
	2023	2022
Net cash provided by (used in) operating activities	$6,662	$5,476	$1,186
Net cash provided by (used in) investing activities	$(10,882)	$(10,005)	$(877)
Net cash provided by (used in) financing activities	$5,724	$4,013	$1,711
During 2023, net cash provided by operating activities increased primarily due to an increase in finance charge income of $1.7 billion, a net increase in cash provided by counterparty derivative collateral posting activities of $1.3 billion, and a decrease in taxes paid to GM of $618 million, partially offset by an increase in interest paid of $2.0 billion and a decrease in leased vehicle income of $545 million.
During 2023, net cash used in investing activities increased, primarily due to an increase in purchases of leased vehicles of $1.7 billion, a decrease in the proceeds from termination of leased vehicles of $1.2 billion, and an increase in the purchases of consumer finance receivables of $1.2 billion, partially offset by a net change in floorplan and other short-duration receivables of $1.7 billion, and an increase in collections and recoveries on retail finance receivables of $1.3 billion.
During 2023, net cash provided by financing activities increased, primarily due to a net increase in borrowings of $6.9 billion, partially offset by an increase in debt repayments of $5.1 billion and an increase in dividend payments of $100 million.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at January 16, 2024:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB (High)	BBB (High)	R-2 (High)	Stable
Fitch	BBB	BBB	F2	Stable
Moody’s	Baa2	Baa2	P-2	Stable
S&P	BBB	BBB	A-2	Stable
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At December 31, 2023, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,727	$4,635
Revolving commercial asset-secured facilities(b)	4,229	325
Total secured	26,956	4,960
Unsecured committed facilities	753	66
Unsecured uncommitted facilities(c)	1,968	1,968
Total unsecured	2,721	2,034
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$32,677	$6,993
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had an insignificant amount in advances outstanding and $651 million in unused borrowing capacity on these uncommitted facilities at December 31, 2023.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.8 billion in unused borrowing capacity on these facilities at December 31, 2023.
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
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance At December 31, 2023
2019	April 2024	-	July 2027	$3,250	$863
2020	August 2025	-	August 2028	11,206	2,164
2021	July 2025	-	June 2034	16,776	4,865
2022	November 2024	-	October 2035	23,711	12,180
2023	October 2023	-	August 2036	$23,577	20,268
Total active securitizations					$40,340
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2023, the aggregate principal amount of our outstanding unsecured senior notes was $51.2 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At December 31, 2023, we had $3.4 billion outstanding in demand notes and $2.9 billion under the U.S. commercial paper program.
LIBOR Transition The International Swaps and Derivatives Association launched its Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol, which came into effect on January 25, 2021. The supplement incorporates fallbacks for new derivatives linked to LIBOR, and the protocol enables market participants to incorporate fallbacks for certain legacy derivatives linked to LIBOR. We adhered to the protocol prior to the June 30, 2023 cessation date and have transitioned all of our LIBOR-based derivative exposure. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act to address “tough legacy" contracts that lack adequate fallback provisions for determining a benchmark replacement to LIBOR. We expect to leverage the safe harbors and protections provided by the LIBOR Act and corresponding regulations to transition our limited LIBOR exposure remaining after the cessation date.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the support agreement with GM (the Support Agreement) was 8.32x and 7.91x at December 31, 2023 and 2022, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at December 31, 2023:

	2024	2025	2026	2027 and Thereafter
Encumbered assets	$31,798	$48,907	$58,059	$65,207
Unencumbered assets	30,690	46,172	58,718	66,804
Total assets	62,488	95,079	116,777	132,011

Secured debt	22,091	33,977	40,334	45,301
Unsecured debt	16,546	27,632	36,323	61,289
Total debt(a)	38,637	61,609	76,658	106,590
Net excess liquidity	$23,851	$33,470	$40,119	$25,421
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs and fair value adjustments.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2023. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:
•GM's ability to produce and sell new vehicles that we finance in the markets we serve;
•dealers' effectiveness in marketing our financial products to consumers;

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
•our ability to effectively manage capital or liquidity consistent with evolving business, operational or financing needs, risk management standards and regulatory or supervisory requirements;
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
•the effect, interpretation or application of new or existing laws, regulations, court decisions, legal proceedings and accounting pronouncements;
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
•interest rate fluctuations and certain related derivatives exposure, including risks from our hedging activities;
•our joint ventures in China, which we cannot operate solely for our benefit and over which we have limited control;
•uncertainties associated with benchmark interest rates;
•pandemics, epidemics, disease outbreaks and other public health crises;
•our ability to secure private data, proprietary information, manage risks related to security breaches, cyberattacks and other disruptions to networks and systems owned or maintained by us or third parties and comply with enterprise data regulations in all key market regions;
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
Interest Rate Risk We depend on accessing the capital markets to fund asset originations. We are exposed to interest rate risks as our financial assets and liabilities have different characteristics that may impact our financial performance. These differences may include tenor, yield, repricing timing and prepayment expectations.
Our assets are primarily comprised of fixed-rate retail installment loans and operating lease agreements under which customers typically make equal monthly payments over the life of the contracts. Our commercial finance receivables primarily earn a floating rate of interest and are revolving in nature.
Our debt includes long-term unsecured debt and securitization notes payable. Our senior unsecured debt issuances have tenors of up to 10 years. Approximately 96% of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
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

Net Interest Income Sensitivity	December 31, 2023	December 31, 2022
100 basis points instantaneous increase in interest rates	$(7.7)	$(4.3)
100 basis points instantaneous decrease in interest rates(a)	$7.7	$4.3
________________
(a)Net interest income sensitivity given a 100 basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.
At December 31, 2023 and 2022, we were liability-sensitive, meaning that we expect more liabilities than assets to reprice within the next 12 months. During a period of rising interest rates, the interest paid on our liabilities would increase more than the interest earned on our assets, which would initially decrease our net interest income. During a period of falling interest rates, we would expect our net interest income to initially increase.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2023	December 31, 2022
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$50	$44
Pay-floating, receive-fixed interest rate swaps	62	49
Long interest rate caps and floors	22	21
Short interest rate caps and floors	22	21
Total interest rate contracts	155	135
Foreign currency contracts	8	7
Total notional value	$163	$142
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2023 was a liability of $754 million, compared to a liability of $1.1 billion at December 31, 2022. The net fair value of our interest rate contracts decreased $83 million due to changes in the forward interest rate curve, and the net fair value of our cross-currency contracts increased $420 million due to the weakening of the U.S. Dollar against other currencies. Refer to Note 9 to our consolidated financial statements for more information.
Foreign Currency Exchange Rate Risk We primarily finance receivables and leased assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. As a result, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2023 was insignificant. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income (loss). The following table summarizes the amounts of foreign currency translation, transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2023	2022
Translation (gains) losses recorded in accumulated other comprehensive income (loss)	$(147)	$156

(Gains) losses resulting from transactions and remeasurement recorded in earnings	$267	$(639)
(Gains) losses resulting from foreign currency exchange contracts recorded in earnings	(262)	639
Net (gains) losses resulting from foreign currency exchange recorded in earnings	$5	$(1)
Most of our international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to foreign currencies. The foreign currency translation gain for 2023 was primarily due to appreciating values of the Mexican Peso and Brazilian Real in relation to the U.S. Dollar. The foreign currency translation loss for 2022 was primarily due to depreciating values of the Chinese Yuan Renminbi and Canadian Dollar, partially offset by appreciating values of the Brazilian Real and Mexican Peso in relation to the U.S. Dollar.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
To the Shareholders and the Board of Directors of General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses
Description of the matter
The Company’s loan portfolio and the associated allowance for loan losses (ALL) were $87.0 billion and $2.3 billion as of December 31, 2023, respectively. As discussed in Note 1 to the consolidated financial statements, the ALL represents management’s estimate of expected net credit losses over the remaining life of the receivables at the balance sheet date. Expected credit losses related to the retail finance receivables are estimated using a static pool modeling technique for pools of receivables with common risk characteristics such as internal credit score and monthly vintage. Management assesses recent internal operating and external environments and may qualitatively adjust certain assumptions. Forecasted economic conditions are considered over a reasonable and supportable period through the use of economic factors that are determined to have the largest impact on expected losses.
Auditing management’s estimate of the North America retail ALL, which represents the largest component of the overall ALL, involved judgement due to the complexity of the model and management's adjustments to certain assumptions.

How we addressed the matter in our audit
We obtained an understanding of the Company’s process for establishing the North America retail ALL, including the models used and the adjustments made to certain assumptions. We evaluated the design and tested the operating effectiveness of the controls and governance over the appropriateness of the model methodology, including the validation and monitoring procedures performed over the models, the identification and the assessment of the need for adjustments to certain assumptions, the reliability and accuracy of data used to estimate the various components, and management’s review and approval of the ALL.

Related to the North America retail ALL, to test the model, we evaluated the conceptual soundness of the model, including management’s selection of economic factors that were deemed to have the largest impact on expected credit losses, and reviewed management’s weighting of historical loss experience to align the estimate with the current environment. Additionally, on a sample basis, we performed an independent recalculation of the Company’s ALL. To test the adjustments to certain assumptions, we evaluated the identification and measurement, including the basis for concluding an adjustment was warranted when considering the construct of the current expected credit loss model. We tested the completeness and accuracy of data used by the Company to estimate the adjustments and recalculated the analyses used by management to measure the adjustment.

Valuation of Leased Vehicles
Description of the matter
The Company has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 1 to the consolidated financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. The Company’s estimated residual value of leased vehicles at the end of lease term was $22.7 billion as of December 31, 2023.

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
Fort Worth, Texas
January 30, 2024

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$5,282	$4,005
Finance receivables, net of allowance for loan losses of $2,344 and $2,096 (Note 3; Note 8)	84,637	74,514
Leased vehicles, net (Note 4; Note 8)	30,582	32,701
Goodwill and intangible assets (Note 5)	1,184	1,171
Equity in net assets of nonconsolidated affiliates (Note 6)	1,670	1,665
Property and equipment, net of accumulated depreciation of $432 and $407	124	140
Deferred income taxes (Note 14)	292	251
Related party receivables (Note 2)	540	495
Other assets (Note 8)	7,699	7,604
Total assets	$132,011	$122,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8)	$45,243	$42,131
Unsecured debt (Note 7)	60,084	54,723
Accounts payable and accrued expenses	2,942	2,743
Deferred income	2,313	2,248
Deferred income taxes (Note 14)	2,025	1,836
Related party payables (Note 2)	445	115
Other liabilities	3,415	3,739
Total liabilities	116,468	107,535
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,783	8,742
Accumulated other comprehensive income (loss)	(1,208)	(1,373)
Retained earnings	7,967	7,641
Total shareholders' equity	15,542	15,010
Total liabilities and shareholders' equity	$132,011	$122,545
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2023	2022	2021
Revenue
Finance charge income	$6,204	$4,521	$4,103
Leased vehicle income	7,266	7,811	9,026
Other income	754	434	290
Total revenue	14,224	12,766	13,419
Costs and expenses
Operating expenses	1,818	1,662	1,648
Leased vehicle expenses	4,047	3,668	4,142
Provision for loan losses (Note 3)	826	654	248
Interest expense	4,685	2,881	2,546
Total costs and expenses	11,376	8,864	8,584
Equity income (Note 6)	138	173	201
Income before income taxes	2,985	4,076	5,036
Income tax provision (Note 14)	741	992	1,247
Net income (loss)	2,245	3,084	3,789
Less: cumulative dividends on preferred stock	119	119	119
Net income (loss) attributable to common shareholder	$2,126	$2,966	$3,670

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$2,245	$3,084	$3,789
Other comprehensive income (loss), net of tax (Note 11)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $(5), $(18) and $(28)	18	55	80
Defined benefit plans	—	1	—
Foreign currency translation adjustment	147	(156)	(44)
Other comprehensive income (loss), net of tax	165	(100)	36
Comprehensive income (loss)	$2,410	$2,983	$3,825
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance at January 1, 2021	$—	$—	$8,642	$(1,309)	$6,265	$13,598
Net income (loss)	—	—	—	—	3,789	3,789
Other comprehensive income (loss)	—	—	—	36	—	36
Stock-based compensation	—	—	50	—	—	50
Dividends paid (Note 11)	—	—	—	—	(3,620)	(3,620)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2021	—	—	8,692	(1,273)	6,375	13,794
Net income (loss)	—	—	—	—	3,084	3,084
Other comprehensive income (loss)	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	49	—	—	49
Dividends paid (Note 11)	—	—	—	—	(1,759)	(1,759)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2022	—	—	8,742	(1,373)	7,641	15,010
Net income (loss)	—	—	—	—	2,245	2,245
Other comprehensive income (loss)	—	—	—	165	—	165
Stock-based compensation	—	—	41	—	—	41
Dividends paid (Note 11)	—	—	—	—	(1,859)	(1,859)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2023	$—	$—	$8,783	$(1,208)	$7,967	$15,542
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$2,245	$3,084	$3,789
Depreciation and amortization	5,231	5,083	6,308
Accretion and amortization of loan and leasing fees	(1,354)	(1,266)	(1,442)
Undistributed earnings of nonconsolidated affiliates, net	(50)	(32)	(127)
Provision for loan losses	826	654	248
Deferred income taxes	165	484	209
Stock-based compensation expense	42	50	50
Gain on termination of leased vehicles	(878)	(1,188)	(1,954)
Loss on extinguishment of debt	—	—	105
Other operating activities	(408)	(131)	112
Changes in assets and liabilities:
Other assets	(129)	(1,470)	135
Other liabilities	592	484	(177)
Related party payables	381	(277)	41
Net cash provided by (used in) operating activities	6,662	5,476	7,297
Cash flows from investing activities
Purchases and funding of finance receivables	(35,961)	(34,768)	(33,013)
Principal collections and recoveries on finance receivables	28,343	27,017	25,456
Net change in floorplan and other short-duration receivables	(2,633)	(4,345)	2,263
Purchases of leased vehicles	(13,640)	(11,949)	(14,602)
Proceeds from termination of leased vehicles	13,033	14,234	14,393
Purchases of property and equipment	(24)	(44)	(26)
Capital contribution to nonconsolidated affiliates	—	(51)	—
Other investing activities	—	(99)	(14)
Net cash provided by (used in) investing activities	(10,882)	(10,005)	(5,543)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	(150)	333	2,911
Borrowings and issuances of secured debt	32,646	30,764	28,776
Payments on secured debt	(29,684)	(28,060)	(29,374)
Borrowings and issuances of unsecured debt	18,294	12,794	16,157
Payments on unsecured debt	(13,317)	(9,865)	(15,728)
Extinguishment of debt	—	—	(1,605)
Debt issuance costs	(146)	(135)	(158)
Dividends paid	(1,919)	(1,819)	(3,620)
Net cash provided by (used in) financing activities	5,724	4,013	(2,641)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,504	(516)	(887)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	69	9	(56)
Cash, cash equivalents and restricted cash at beginning of period	6,676	7,183	8,126
Cash, cash equivalents and restricted cash at end of period	$8,249	$6,676	$7,183

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$5,282	$4,005
Restricted cash included in other assets	2,967	2,671
Total	$8,249	$6,676
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
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and those differences may be material.
Generally, the financial statements of entities that operate outside of the U.S. are measured using the local currency as the functional currency. All assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, and the results of operations and cash flows are determined using approximate weighted-average exchange rates for the period. Translation adjustments are related to the foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains or losses are recorded directly in the consolidated statements of income and comprehensive income, regardless of whether such amounts are realized or unrealized. We may enter into foreign currency derivatives to mitigate our exposure to changes in foreign currency exchange rates.
Cash Equivalents Cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Net Presentation of Cash Flows on Commercial Finance Receivables and Related Debt Our commercial finance receivables are primarily comprised of floorplan financing, which are loans to dealers to finance vehicle inventory, also known as wholesale or inventory financing. In our experience, floorplan financing, as well as other short-duration receivables, are typically repaid within three months of when the credit is extended. Furthermore, we typically have the unilateral ability to call the floorplan loans and receive payment within 60 days of the call. Therefore, the presentation of the cash flows related to floorplan and other short-duration finance receivables is reflected on the consolidated statements of cash flows as "Net change in floorplan and other short-duration receivables."
We have debt agreements to finance our commercial lending activities. The terms of these financing agreements require that a borrowing base of eligible floorplan receivables, within certain concentration limits, must be maintained in sufficient amounts to support advances. When a dealer repays a floorplan receivable to us, either the amount advanced against such receivables must be repaid by us or the equivalent amount in new receivables must be added to the borrowing base. The term for repayment of advances under these agreements is when we receive repayment from the dealers, which is typically within three months of when the credit is extended. Therefore, the cash flows related to these debt agreements are reflected on the consolidated statements of cash flows as “Net change in debt (original maturities of three months or less).”
Retail Finance Receivables and the Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. These loans are divided among pools based on common risk characteristics, such as internal credit score, origination period (vintage) and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards. The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of his or her prior credit usage, structure of the loan and other information. The output of the scorecards rank-orders consumers from those who are least likely to default to those who are most likely to default. By further dividing the portfolio into pools based on internal credit scores, we are better able to distinguish expected credit performance for different credit risks. The allowance is aggregated for each of the pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on our retail finance receivables portfolio.
We use static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. We assess the recent internal operating and external

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
environments and may qualitatively adjust certain assumptions to result in an allowance that is reflective of losses that are expected to occur in the forecasted environment.
Expected losses are estimated for groups of accounts aggregated by internal credit score and monthly vintage. Generally, the expected losses are projected based on historical loss experience over the last 10 years, more heavily weighted toward recent performance to result in an estimate that is more reflective of the current internal and external environments. We consider forecast economic conditions over a reasonable and supportable forecast period. We determine the expected remaining life of the finance receivables to be a reasonable and supportable forecast horizon, primarily due to the relatively short weighted average life of retail finance receivables. We determined the economic factors that have the largest impact on expected losses include unemployment rates, interest rate spreads, disposable personal income and growth rates in gross domestic products. We use forecasts for our chosen factors provided by a leading economic research firm. We compare the forecasts to consensus forecasts to assess for reasonableness and may use one or more forecast scenarios provided by the research firm.
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
Commercial Finance Receivables and the Allowance for Loan Losses Our commercial lending offerings consist of financing products for dealers and other businesses. Dealer products include floorplan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Other business products we provide include financing for commercial vehicle upfitters and advances to certain GM subsidiaries.
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts held under our dealer cash management program. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses in the commercial finance receivables portfolio. We establish the allowance for loan losses based on historical loss experience, as well as forecasted auto industry conditions, which is the economic indicator that we believe has the largest impact on expected losses. The dealer finance receivables are aggregated into loan-risk pools, which are determined based on our internally developed risk rating system. Dealers' financial and operating metrics are regularly scored and further evaluated to derive a risk rating. Based on dealer risk ratings, we establish probability of default and loss given default, and also determine if any specific dealer loan requires additional reserves.
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
Loan Modifications Under certain circumstances, we may agree to modify the terms of an existing loan with a borrower for various reasons, including financial difficulties. For those borrowers experiencing financial difficulties, we may provide interest rate reductions, principal forgiveness, payment deferments, term extensions or a combination thereof. A loan that is deferred greater than six months in the preceding twelve months would be considered to be other-than-insignificantly delayed. In such circumstances, we must determine whether the modification should be accounted for as an extinguishment of the original loan and a creation of a new loan, or the continuation of the original loan with modifications.
The effect of these modifications is already included in the allowance for credit losses because our estimated allowance represents currently expected credit losses. A change to the allowance for credit losses is generally not recorded upon modification.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We recognize finance charge, lease vehicle and fee income on the securitized assets and interest expense on the secured debt issued in securitization transactions and record a provision for loan losses to recognize loan losses expected over the remaining life of the securitized assets. Cash pledged to support securitization transactions is deposited in a restricted account and recorded on our consolidated balance sheets as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.
Property and Equipment Property and equipment is carried at amortized cost. Depreciation is generally recorded on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 30 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operating expenses. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized.
Goodwill Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that trigger a review. The impairment test entails an assessment of qualitative factors to determine

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We designate certain pay-fixed, receive-floating interest rate swaps as cash flow hedges of variable rate debt. The risk being hedged is the risk of variability in interest payments attributable to changes in interest rates. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedge in accumulated other comprehensive income (loss).
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
We designate certain pay-fixed, receive-fixed cross-currency swaps as cash flow hedges of foreign currency-denominated debt. The risk being hedged is the variability in the cash flows for the payments of both principal and interest attributable to changes in foreign currency exchange rates. If the hedge relationship is deemed to be highly effective, we record the effective portion of changes in the fair value of the swap in accumulated other comprehensive income (loss). When the hedged cash flows affect earnings via principal remeasurement or accrual of interest expense, we reclassify these amounts to operating expenses or interest expense. Any ineffective portion of a cash flow hedge is recorded to interest expense immediately.
We designate certain pay-float, receive-float cross-currency swaps as fair value hedges of foreign currency-denominated debt. The risk being hedged is the foreign exchange risk associated with the remeasurement of the foreign currency-denominated debt. We assess effectiveness of these hedge relationships based on changes in fair value attributable only to changes in spot exchange rates. If the hedge relationship is deemed to be highly effective, we record changes in the fair value of the swap attributable to changes in spot exchange rates to operating expenses and changes in the fair value of the swap attributable to components excluded from the assessment of hedge effectiveness in accumulated other comprehensive income (loss), and reclassify interest accrual components to interest expense.

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
Recently Adopted Accounting Standards In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for troubled debt restructurings (TDRs) and enhances certain disclosure requirements related to loan modifications to borrowers experiencing difficulty. The ASU also requires including current period gross charge-offs by year of origination in the vintage disclosure. We adopted ASU 2022-02 on a modified retrospective basis on January 1, 2023 and applied the disclosure requirements prospectively. The impact of the adoption of ASU 2022-02 was insignificant. Refer to Note 3 for additional information.

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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $3.5 billion, $2.4 billion and $3.3 billion for 2023, 2022 and 2021. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM. Advances under this credit agreement are guaranteed by GM Cruise Holdings LLC. At December 31, 2023 and December 31, 2022, Cruise had $353 million and $113 million of borrowings outstanding and access to an additional $3.4 billion in advances under the agreement. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of tax liabilities. During 2023, 2022 and 2021, we made payments of $72 million, $690 million and $824 million to GM for state and federal income taxes related to the tax years 2020 through 2023. Amounts owed to GM for income taxes are recorded as a related party payable.
The following tables present related party transactions:

Balance Sheet Data	December 31, 2023	December 31, 2022
Commercial finance receivables, net due from dealers consolidated by GM	$164	$187
Cruise receivables	$353	$113
Subvention receivable	$508	$469
Commercial loan funding payable	$55	$105
Taxes payable	$384	$8

	Years Ended December 31,
Income Statement Data	2023	2022	2021
Interest subvention earned on retail finance receivables(a)	$1,126	$921	$792
Interest subvention earned on commercial finance receivables(a)	$108	$63	$28
Leased vehicle subvention earned(b)	$1,537	$1,916	$2,702
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility and a three-year, $4.1 billion facility. We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at December 31, 2023 or December 31, 2022.
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
Note 3. Finance Receivables

	December 31, 2023	December 31, 2022
Retail finance receivables
Retail finance receivables, net of fees(a)	$72,729	$65,322
Less: allowance for loan losses	(2,308)	(2,062)
Total retail finance receivables, net	70,421	63,260
Commercial finance receivables
Commercial finance receivables, net of fees(a)(b)(c)	14,251	11,288
Less: allowance for loan losses	(36)	(34)
Total commercial finance receivables, net	14,216	11,254
Total finance receivables, net	$84,637	$74,514
Fair value utilizing Level 2 inputs	$14,216	$11,254
Fair value utilizing Level 3 inputs	$70,911	$62,150
________________
(a)Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)Net of dealer cash management balances of $2.6 billion and $1.9 billion at December 31, 2023 and 2022.
(c)Includes dealer financing of $13.4 billion and $10.8 billion, and other financing of $830 million and $476 million at December 31, 2023 and 2022.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Years Ended December 31,
	2023	2022	2021
Allowance for retail loan losses beginning balance	$2,062	$1,839	$1,915
Provision for loan losses	826	668	267
Charge-offs	(1,423)	(1,138)	(897)
Recoveries	767	685	571
Foreign currency translation and other	76	9	(17)
Allowance for retail loan losses ending balance	$2,308	$2,062	$1,839
The allowance for retail loan losses as of percentage of retail finance receivables, net of fees was 3.2% at both December 31, 2023 and 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at December 31, 2023 and 2022:

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime - FICO Score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime - FICO Score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9
Sub-prime - FICO Score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6
Retail finance receivables, net of fees	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime - FICO Score 680 and greater	$22,677	$13,399	$7,991	$2,254	$1,019	$205	$47,543	72.8%
Near-prime - FICO Score 620 to 679	3,202	2,601	1,487	688	310	104	8,392	12.8
Sub-prime - FICO Score less than 620	3,211	2,746	1,604	1,051	496	280	9,388	14.4
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status, for each vintage of the portfolio at December 31, 2023 and 2022. The first table also presents our charge-offs for 2023 by vintage:

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0 - 30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%

31 - 60 days	318	470	415	227	130	78	1,637	2.3
Greater than 60 days	102	168	142	76	42	29	559	0.8
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0
In repossession	17	20	14	6	3	1	61	0.1
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1
Retail finance receivables, net of fees	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
Charge-offs	$143	$494	$399	$192	$108	$87	$1,423

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
0 - 30 days	$28,676	$18,128	$10,702	$3,743	$1,685	$493	$63,426	97.1%

31 - 60 days	310	452	275	184	103	69	1,393	2.1
Greater than 60 days	93	150	98	62	35	26	465	0.7
Finance receivables more than 30 days delinquent	403	603	373	246	138	95	1,857	2.8
In repossession	11	14	6	4	2	1	39	0.1
Finance receivables more than 30 days delinquent or in repossession	414	617	380	249	140	96	1,896	2.9
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $809 million and $685 million at December 31, 2023 and 2022.
Loan Modifications The amortized cost at December 31, 2023 of the loans modified during 2023 was insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for 2023. Refer to Note 1 for additional information.
Commercial Credit Quality Our commercial finance receivables consist of dealer financing, primarily for dealer inventory purchases, and other financing, which includes loans to commercial vehicle upfitters, as well as advances to certain GM subsidiaries.
For our dealer financing, we use proprietary models to assign a risk rating to each dealer and perform periodic credit reviews of each dealership. We adjust the dealership's risk rating, if necessary. There is limited credit risk associated with other financing due to the structure of the business relationships.
Our dealer risk model and risk rating categories are as follows:

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at December 31, 2023 and 2022:

	Year of Origination							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,638	$295	$417	$297	$301	$85	$11	$13,043	97.2%
II	182	—	2	2	—	—	—	187	1.4
III	152	1	15	12	—	11	—	192	1.4
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$11,971	$296	$435	$311	$301	$96	$11	$13,422	100.0%

	Year of Origination							December 31, 2022
Dealer Risk Rating	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$9,261	$452	$361	$372	$102	$45	$24	$10,618	98.2%
II	89	—	1	—	—	—	—	91	0.8
III	78	15	—	—	10	—	—	104	1.0
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$9,428	$468	$363	$372	$112	$45	$25	$10,812	100.0%
Floorplan advances comprise 99.7% and 99.0% of the total revolving balances at December 31, 2023 and 2022. Dealer term loans are presented by year of origination.
At December 31, 2023 and 2022, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for 2023, 2022 and 2021. There were no commercial finance receivables on nonaccrual status at December 31, 2023 and 2022.
During 2023, there were insignificant charge-offs and no loan modifications extended to borrowers experiencing financial difficulty.
Note 4. Leased Vehicles

	December 31, 2023	December 31, 2022
Leased vehicles	$42,343	$46,069
Manufacturer subvention	(4,422)	(5,150)
Net capitalized cost	37,921	40,919
Less: accumulated depreciation	(7,338)	(8,218)
Leased vehicles, net	$30,582	$32,701
Depreciation expense related to leased vehicles, net was $4.9 billion, $4.8 billion and $6.1 billion in 2023, 2022 and 2021.
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2023:

	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments under operating leases	$4,817	$3,117	$1,265	$132	$3	$—	$9,334

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 5. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years Ended December 31,
	2023			2022			2021
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$66	$1,171	$1,105	$64	$1,169	$1,105	$68	$1,173
Foreign currency translation	—	7	7	(1)	3	2	—	(4)	(4)
Ending balance	$1,105	$73	$1,178	$1,105	$66	$1,171	$1,105	$64	$1,169
As of December 31, 2023, intangible assets were insignificant. We had no intangible assets as of December 31, 2022.
Note 6. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as equity income.
The following tables present certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2023	December 31, 2022
Finance receivables, net	$18,142	$22,011
Total assets	$19,629	$23,558
Debt	$13,692	$17,952
Total liabilities	$15,751	$19,713

	Years Ended December 31,
Summarized Operating Data	2023	2022	2021
Finance charge income	$1,373	$1,636	$1,668
Provision for loan losses	$182	$172	$32
Income before income taxes	$525	$661	$774
Net income	$393	$494	$582
The following table summarizes our direct ownership interests in China joint ventures:

Joint Ventures	December 31, 2023	December 31, 2022
SAIC-GMAC Automotive Finance Company Limited	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	35%
In 2023, 2022 and 2021, SAIC-GMAC Automotive Finance Company Limited paid $273 million, $342 million and $309 million of cash dividends, of which our share was $96 million, $120 million and $108 million. At December 31, 2023 and 2022, we had undistributed earnings of $837 million and $795 million related to our nonconsolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 7. Debt

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$4,960	$4,960	$3,931	$3,931
Securitization notes payable	40,284	40,012	38,200	37,537
Total secured debt	45,243	44,971	42,131	41,467
Unsecured debt
Senior notes	49,990	49,537	46,111	43,676
Credit facilities	2,034	2,026	1,473	1,448
Other unsecured debt	8,060	8,088	7,139	7,146
Total unsecured debt	60,084	59,651	54,723	52,270
Total secured and unsecured debt	$105,327	$104,622	$96,854	$93,738
Fair value utilizing Level 2 inputs		$102,262		$91,545
Fair value utilizing Level 3 inputs		$2,360		$2,192

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 5.32% at December 31, 2023. Issuance costs on secured debt of $82 million as of December 31, 2023 and $84 million as of December 31, 2022 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and borrowings are expected to be repaid over periods ranging up to six years. During 2023, we renewed credit facilities with a total borrowing capacity of $20.8 billion.
Securitization notes payable at December 31, 2023 are due beginning in 2024 and lasting through 2036. During 2023, we issued $23.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 5.60% and maturity dates ranging from 2023 to 2036.
Unsecured Debt
Senior Notes At December 31, 2023, we had $51.2 billion aggregate principal amount outstanding in senior notes that mature from 2024 through 2034 and have a weighted average interest rate of 3.82%. Issuance costs on senior notes of $125 million as of December 31, 2023 and $113 million as of December 31, 2022 are amortized to interest expense over the term of the notes.
During 2023, we issued $11.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.70% and maturity dates ranging from 2026 to 2034.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to five years. The weighted average interest rate on these credit facilities and other unsecured debt was 7.82% at December 31, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Secured debt	$22,091	$11,886	$6,358	$1,630	$1,162	$2,176	$45,301
Unsecured debt	16,546	11,086	8,691	7,140	6,002	11,823	61,289
Interest payments	3,916	2,356	1,470	921	602	847	10,113
	$42,554	$25,327	$16,519	$9,691	$7,766	$14,846	$116,703
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2023, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2023	December 31, 2022
Restricted cash(a)	$2,765	$2,535
Finance receivables, net of fees	$46,648	$38,774
Lease related assets	$15,794	$18,456
Secured debt	$45,299	$42,188
_______________
(a) Included in other assets.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	December 31, 2023			December 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$18,379	$75	$238	$19,950	$—	$821
Cash flow hedges
Interest rate swaps	2,381	17	16	1,434	34	1
Foreign currency swaps	8,003	144	311	6,852	—	586
Derivatives not designated as hedges
Interest rate contracts	134,683	1,573	1,997	113,975	2,268	1,984
Total	$163,446	$1,809	$2,563	$142,212	$2,302	$3,392
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2023 and 2022, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $1.2 billion and $1.3 billion. At December 31, 2023 and 2022, we held $457 million and $553 million of collateral from counterparties that was available for netting against our asset positions. At December 31, 2023 and 2022, we had $1.2 billion and $1.5 billion of collateral posted to counterparties that was available for netting against our liability positions.
The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Unsecured debt	$33,551	$28,319	$1,029	$781
 _________________
(a)Includes $872 million and $86 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at December 31, 2023 and 2022.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below presents the effect of our derivative financial instruments in the consolidated statements of income:

	Years Ended December 31,
	2023		2022		2021
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$248	$—	$1,003	$—	$371	$—
Interest rate swaps	(279)	—	(957)	—	(362)	—
Hedged items - foreign currency swaps(c)	—	—	—	23	—	61
Foreign currency swaps	—	—	(2)	(24)	(13)	(56)
Cash flow hedges
Interest rate swaps	37	—	15	—	(13)	—
Hedged items - foreign currency swaps(c)	—	(263)	—	611	—	415
Foreign currency swaps	(145)	263	(156)	(611)	(128)	(415)
Derivatives not designated as hedges
Interest rate contracts	218	—	130	—	150	—
Foreign currency contracts	—	(1)	—	(4)	—	(3)
Total income (loss) recognized	$79	$(1)	$33	$(4)	$5	$2
_________________
(a)Total interest expense was $4.7 billion, $2.9 billion and $2.5 billion for 2023, 2022 and 2021.
(b)Total operating expenses were $1.8 billion, $1.7 billion and $1.6 billion for 2023, 2022 and 2021.
(c)Transaction activity related to foreign currency-denominated debt.
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
	2023	2022	2021
Fair value hedges
Foreign currency swaps	$—	$(2)	$(6)
Cash flow hedges
Interest rate swaps	(1)	17	14
Foreign currency swaps	139	(529)	(352)
Total	$138	$(514)	$(344)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Years Ended December 31,
	2023	2022	2021
Fair value hedges
Foreign currency swaps	$—	$2	$6
Cash flow hedges
Interest rate swaps	(28)	(11)	9
Foreign currency swaps	(92)	578	409
Total	$(120)	$569	$424

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to interest expense. During the next 12 months, we estimate $5 million in losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
Rent expense under operating leases was $37 million, $39 million and $37 million in 2023, 2022 and 2021. Variable lease costs were insignificant for 2023, 2022 and 2021. At December 31, 2023 and 2022, operating lease right-of-use assets, included in other assets, were $100 million and $117 million and operating lease liabilities, included in other liabilities, were $116 million and $138 million. Operating lease right-of-use assets obtained in exchange for lease obligations were an insignificant amount, $17 million, and an insignificant amount in 2023, 2022 and 2021. At December 31, 2023, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year were $27 million, $24 million, $25 million, $20 million, $17 million, and $17 million for 2024, 2025, 2026, 2027, 2028 and thereafter, with imputed interest of $13 million at December 31, 2023. The weighted average discount rate was 4.3% and 4.2%, and the weighted average remaining lease term was 5.3 years and 6.0 years at December 31, 2023 and 2022. Payments for operating leases included in net cash provided by operating activities were $49 million in 2023 and $45 million in both 2022 and 2021. We have no lease agreements that have not yet commenced at December 31, 2023.
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
Borrowers located in Texas accounted for 12.8% of the retail finance receivables portfolio at December 31, 2023. No other state or country accounted for more than 10% of the retail finance receivables portfolio.
At December 31, 2023, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2023, we estimated our reasonably possible legal exposure for unfavorable outcomes is approximately $148 million, and we have accrued $135 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $184 million at December 31, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 11. Shareholders' Equity

	December 31, 2023	December 31, 2022
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
In 2023, 2022 and 2021, our Board of Directors declared and paid dividends of $1.8 billion, $1.7 billion and $3.5 billion on our common stock to General Motors Holdings LLC.

	December 31, 2023	December 31, 2022
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Series A	1,000,000	1,000,000
Series B	500,000	500,000
Series C	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During both 2023 and 2022, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock. During 2021, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $30 million to holders of record to our Series C Preferred Stock.
In November 2023, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on March 30, 2024 to holders of record at March 15, 2024. Accordingly, $59 million has been set aside for the payment of these dividends.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Years Ended December 31,
	2023	2022	2021
Unrealized gain (loss) on hedges
Beginning balance	$(21)	$(77)	$(157)
Change in value of hedges, net of tax	18	55	80
Ending balance	(3)	(21)	(77)
Defined benefit plans
Beginning balance	1	1	1
Unrealized gain (loss) on subsidiary pension, net of tax	—	1	—
Ending balance	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,352)	(1,197)	(1,153)
Translation gain (loss), net of tax	147	(156)	(44)
Ending balance	(1,206)	(1,352)	(1,197)
Total accumulated other comprehensive income (loss)	$(1,208)	$(1,373)	$(1,273)

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
The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (shares in thousands):

	Year Ended December 31, 2023
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	2,710	$39.72	1.3
Granted	1,174	$40.01
Settled	(781)	$41.75
Forfeited or expired	(86)	$50.20
Outstanding at December 31, 2023(a)	3,017	$38.96	1.3
Unvested at December 31, 2023	1,505	$45.89	1.3
Vested and payable at December 31, 2023	1,421	$31.63
________________
(a)    Includes the target amount of PSUs.
The assumptions used to estimate the fair value of the stock options are a dividend yield of 1.90%, 1.60% and 1.67%, expected volatility of 34.0%, 41.0% and 47.9%, a risk-free interest rate of 3.70%, 1.88% and 0.76%, and an expected option life of 6.0 years for options issued during 2023, 2022 and 2021. The expected volatility is based on the average of the implied volatility of publicly traded options for GM's common stock.
Total compensation expense related to the above awards was $42 million in 2023 and $50 million in both 2022 and 2021.
At December 31, 2023, total unrecognized compensation expense for nonvested equity awards granted was $36 million. This expense is expected to be recorded over a weighted-average period of 1.3 years. The total fair value of RSUs and PSUs vested was $45 million, $31 million and $20 million at December 31, 2023, 2022 and 2021.
Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized compensation expense related to these plans of $35 million, $29 million and $24 million in 2023, 2022 and 2021. Contributions to the plans were made in cash.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2023	2022	2021
U.S. income	$2,417	$3,499	$4,263
Non-U.S. income	430	404	572
Income before income taxes and equity income	$2,847	$3,903	$4,835

Income Tax Expense	Years Ended December 31,
	2023	2022	2021
Current income tax expense
U.S. federal	$341	$342	$669
U.S. state and local	144	85	233
Non-U.S.	91	80	136
Total current	576	507	1,038
Deferred income tax expense
U.S. federal	112	322	136
U.S. state and local	24	85	7
Non-U.S.	28	77	66
Total deferred	165	484	209
Total income tax provision	$741	$992	$1,247
We have foreign subsidiaries with cumulative undistributed earnings that are indefinitely reinvested. Accordingly, no provision for U.S. income tax has been provided, and the unrecognized deferred tax liability is insignificant. An estimate of the undistributed earnings is $454 million and $390 million at December 31, 2023 and 2022.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	1.1	0.9	1.1
State and local income taxes	3.6	3.2	3.7
U.S. tax on non-U.S. earnings	3.8	0.3	(0.3)
Valuation allowance	(2.9)	0.3	0.4
Other	(0.6)	(0.3)	(0.1)
Effective tax rate	26.0%	25.4%	25.8%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2023 and 2022 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$2	$2
Net operating loss carryforward - non-U.S.(b)	115	128
Market value difference of loan portfolio	322	—
Accruals	186	147
Tax credits(c)	352	383
Other	164	171
Total deferred tax assets before valuation allowance	1,141	830
Less: valuation allowance	(236)	(318)
Total deferred tax assets	905	513
Deferred tax liabilities
Depreciable assets	2,354	1,827
Deferred acquisition costs	159	97
Market value difference of loan portfolio	—	32
Other	125	141
Total deferred tax liabilities	2,638	2,098
Net deferred tax liability	$(1,733)	$(1,585)
_________________
(a)At December 31, 2023, U.S. operating loss deferred tax assets were $2 million, expiring through 2037, if not utilized.
(b)At December 31, 2023, non-U.S. operating loss deferred tax assets were $115 million, of which $28 million can be carried forward indefinitely and $87 million will expire by 2043, if not utilized.
(c)At December 31, 2023, U.S. tax credit carryforwards were $352 million, expiring through 2043, if not utilized.
As of December 31, 2023, we have $236 million in valuation allowances against deferred tax assets in U.S. jurisdictions. The decrease in valuation allowance of $82 million is primarily due to foreign tax credit expiration of $42 million and federal capital loss expiration of $37 million.

Unrecognized Tax Benefits	Years Ended December 31,
	2023	2022	2021
Beginning balance	$63	$70	$62
Additions to prior years' tax positions	22	—	2
Reductions to prior years' tax positions	—	(6)	—
Additions to current year tax positions	9	—	12
Changes in tax positions due to lapse of statutory limitations	(8)	(2)	(6)
Foreign currency translation	—	1	—
Ending balance	$86	$63	$70
At December 31, 2023, 2022 and 2021, there were $67 million, $51 million and $49 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets.
At December 31, 2023 and 2022, we had liabilities of $62 million and $58 million for income tax-related interest and penalties.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At December 31, 2023, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. Amounts owed to GM for income taxes are recorded as a related party payable. At December 31, 2023 and 2022, we had $384 million and $8 million in related party taxes payable for federal and state tax liabilities.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2010 to 2023 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
Note 15. Supplemental Information for the Consolidated Statements of Cash Flows
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2023	2022	2021
Interest costs (none capitalized)	$4,652	$2,673	$2,519
Income taxes	$182	$824	$962
Non-cash investing items consist of the following:

	Years Ended December 31,
	2023	2022	2021
Subvention receivable from GM(a)	$508	$469	$282
Commercial loan funding payable to GM(a)	$55	$105	$26
_________________
(a)Refer to Note 2 for further information.
Note 16. Segment Reporting and Geographic Information
Our chief operating decision maker evaluates the operating results and performance of our business based on our North America and International segments. The management of each segment is responsible for executing our strategies. Key operating data for our operating segments were as follows:

	Year Ended December 31, 2023
	North America	International	Total
Total revenue	$12,879	$1,345	$14,224
Operating expenses	1,450	368	1,818
Leased vehicle expenses	3,972	76	4,047
Provision for loan losses	682	144	826
Interest expense	4,109	576	4,685
Equity income	—	138	138
Income before income taxes	$2,666	$320	$2,985

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2022
	North America	International	Total
Total revenue	$11,777	$989	$12,766
Operating expenses	1,330	332	1,662
Leased vehicle expenses	3,613	54	3,668
Provision for loan losses	537	116	654
Interest expense	2,526	355	2,881
Equity income	—	173	173
Income before income taxes	$3,771	$305	$4,076

	Year Ended December 31, 2021
	North America	International	Total
Total revenue	$12,503	$916	$13,419
Operating expenses	1,328	320	1,648
Leased vehicle expenses	4,093	49	4,142
Provision for loan losses	164	84	248
Interest expense	2,309	237	2,546
Equity income	—	201	201
Income before income taxes	$4,609	$427	$5,036

	December 31, 2023			December 31, 2022
	North America	International	Total	North America	International	Total
Finance receivables, net	$78,148	$6,489	$84,637	$69,705	$4,809	$74,514
Leased vehicles, net	$30,227	$356	$30,582	$32,454	$247	$32,701
Total assets	$122,128	$9,883	$132,011	$114,612	$7,934	$122,545
The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2023		2022		2021
	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)	Revenue	Long-Lived Assets(a)
U.S.	$12,168	$27,397	$11,037	$29,411	$11,718	$34,452
Non-U.S.(b)	2,056	3,309	1,729	3,431	1,701	3,629
Total consolidated	$14,224	$30,707	$12,766	$32,842	$13,419	$38,081
_________________
(a)Long-lived assets include $30.6 billion, $32.7 billion, and $37.9 billion of vehicles on operating leases at December 31, 2023, 2022 and 2021.
(b)No individual country represents more than 10% of our total revenue or long-lived assets.
Note 17. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 29.1%, and the minimum capital requirement was 10.5%. Total assets of our regulated international banks and finance companies were approximately $7.7 billion and $5.8 billion at December 31, 2023 and 2022.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2023, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2023. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2023.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For additional information refer to Item 1A. Risk Factors.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 14. Principal Accountant Fees and Services

	Years Ended December 31,
	2023	2022
Audit fees(a)	$6	$5
Audit-related fees(b)	3	2
Tax fees(c)	—	—
All other fees	—	—
Total fees	$9	$7
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
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.
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

4.3.3
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

4.3.4
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

4.3.5
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

4.3.6
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

4.3.7
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

4.3.8
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

4.3.9
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

4.3.10
Thirty-Sixth Supplemental Indenture, dated January 9, 2020, between General Motors Financial Company, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to General Motors Financial Company, Inc.’s 2.900% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 9, 2020.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.11
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

4.3.12
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

4.3.13
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

4.3.14
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

4.3.15
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

4.3.16
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

4.3.17
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

4.3.18
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

4.3.19
Forty-Seventh Supplemental Indenture, dated June 9, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.000% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 9, 2022.
Incorporated by Reference

4.3.20
Forty-Eighth Supplemental Indenture, dated October 12, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 6.050% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 12, 2022.
Incorporated by Reference

4.3.21
Forty-Ninth Supplemental Indenture, dated January 9, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 6.000% Senior Notes due 2028 and 6.400% Senior Notes due 2033, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 9, 2023.
Incorporated by Reference

4.3.22
Fiftieth Supplemental Indenture, dated April 6, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.400% Senior Notes due 2026 and 5.850% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 6, 2023.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.23
Fifty-First Supplemental Indenture, dated June 23, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.800% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 23, 2023.
Incorporated by Reference

4.3.24
Fifty-Second Supplemental Indenture, dated December 7, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.800% Senior Notes due 2029 and 6.100% Senior Notes due 2034, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on December 7, 2023.
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
10.6*
Fourth Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 31, 2023, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 31, 2023.
Incorporated by Reference

10.7*
Fifth Amended and Restated 3-Year Revolving Credit Agreement, dated as of March 31, 2023, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 31, 2023.
Incorporated by Reference

10.8*
Fifth Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 31, 2023, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 31, 2023.
Incorporated by Reference

10.9
Amended and Restated Support Agreement, dated as of April 18, 2018, between General Motors Company and General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on April 20, 2018.
Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer.	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer.	Filed Herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith

97.1	General Motors Financial Company, Inc. Policy on Recoupment of Incentive Compensation, dated as of October 20, 2023.	Filed Herewith

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements	Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
________________
* Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	January 30, 2024
Daniel E. Berce

/s/ SUSAN B. SHEFFIELD	Executive Vice President and Chief Financial Officer	January 30, 2024
Susan B. Sheffield

/s/ CONNIE COFFEY	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	January 30, 2024
Connie Coffey

/s/ MARY T. BARRA	Director	January 30, 2024
Mary T. Barra

/s/ PAUL A. JACOBSON	Director	January 30, 2024
Paul A. Jacobson