Form 10-Q
period 2024-03-31
General Motors Financial Company, Inc.
filed 2024-04-23
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 22, 2024, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$5,028	$5,282
Finance receivables, net of allowance for loan losses of $2,355 and $2,344 (Note 3; Note 7)	85,771	84,637
Leased vehicles, net (Note 4; Note 7)	30,106	30,582
Goodwill and intangible assets	1,183	1,184
Equity in net assets of nonconsolidated affiliates (Note 5)	1,670	1,670
Related party receivables (Note 2)	643	540
Other assets (Note 7)	8,821	8,116
Total assets	$133,221	$132,011
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7)	$44,212	$45,243
Unsecured debt (Note 6)	61,698	60,084
Deferred income	2,303	2,313
Related party payables (Note 2)	714	445
Other liabilities	8,698	8,383
Total liabilities	117,625	116,468
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,789	8,783
Accumulated other comprehensive income (loss)	(1,246)	(1,208)
Retained earnings	8,054	7,967
Total shareholders' equity	15,596	15,542
Total liabilities and shareholders' equity	$133,221	$132,011
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Finance charge income	$1,786	$1,368
Leased vehicle income	1,800	1,818
Other income	225	156
Total revenue	3,811	3,343
Costs and expenses
Operating expenses	458	442
Leased vehicle expenses	1,047	1,039
Provision for loan losses (Note 3)	204	131
Interest expense	1,396	1,000
Total costs and expenses	3,106	2,613
Equity income (Note 5)	32	41
Income before income taxes	737	771
Income tax provision (Note 11)	200	186
Net income (loss)	536	584
Less: cumulative dividends on preferred stock	30	30
Net income (loss) attributable to common shareholder	$507	$555

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$536	$584
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $(8), $17	26	(52)
Foreign currency translation adjustment	(65)	102
Other comprehensive income (loss), net of tax	(39)	49
Comprehensive income (loss)	$498	$633
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2023	$—	$—	$8,742	$(1,373)	$7,641	$15,010
Net income (loss)	—	—	—	—	584	584
Other comprehensive income (loss)	—	—	—	49	—	49
Stock-based compensation	—	—	7	—	—	7
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2023	$—	$—	$8,749	$(1,323)	$7,775	$15,201

Balance at January 1, 2024	$—	$—	$8,783	$(1,208)	$7,967	$15,542
Net income (loss)	—	—	—	—	536	536
Other comprehensive income (loss)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	6	—	—	6
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2024	$—	$—	$8,789	$(1,246)	$8,054	$15,596
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$536	$584
Depreciation and amortization	1,342	1,316
Accretion and amortization of loan and leasing fees	(363)	(315)
Undistributed earnings of nonconsolidated affiliates, net	(32)	(41)
Provision for loan losses	204	131
Deferred income taxes	8	(233)
Gain on termination of leased vehicles	(202)	(206)
Other operating activities	51	(67)
Changes in assets and liabilities:
Other assets	(218)	141
Other liabilities	130	38
Related party payables	144	375
Net cash provided by (used in) operating activities	1,601	1,724
Cash flows from investing activities
Purchases and funding of finance receivables	(8,392)	(9,105)
Principal collections and recoveries on finance receivables	7,650	6,774
Net change in floorplan and other short-duration receivables	(529)	734
Purchases of leased vehicles	(3,436)	(3,154)
Proceeds from termination of leased vehicles	3,085	3,264
Other investing activities	(4)	(6)
Net cash provided by (used in) investing activities	(1,626)	(1,493)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	(223)	(143)
Borrowings and issuances of secured debt	7,577	6,960
Payments on secured debt	(8,604)	(7,920)
Borrowings and issuances of unsecured debt	6,720	4,526
Payments on unsecured debt	(4,484)	(2,670)
Debt issuance costs	(44)	(31)
Dividends paid	(509)	(509)
Net cash provided by (used in) financing activities	432	213
Net increase (decrease) in cash, cash equivalents and restricted cash	407	443
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9)	29
Cash, cash equivalents and restricted cash at beginning of period	8,249	6,676
Cash, cash equivalents and restricted cash at end of period	$8,646	$7,148
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2024
Cash and cash equivalents	$5,028
Restricted cash included in other assets	3,618
Total	$8,646
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation
General Motors Financial Company, Inc. (sometimes referred to as we, us, our, the Company, or GM Financial), the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. We provide retail loan and lease lending across the credit spectrum to support vehicle sales. Additionally, we offer commercial lending products to dealers, including floorplan financing, which is lending to finance new and used vehicle inventory, and dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate.
Basis of Presentation The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including certain special purpose entities (SPEs) utilized in secured financing transactions, which are considered variable interest entities (VIEs). All intercompany transactions and accounts have been eliminated in consolidation.
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on January 30, 2024 (2023 Form 10-K).
The condensed consolidated financial statements at March 31, 2024, and for the three months ended March 31, 2024 and 2023, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $777 million and $749 million for the three months ended March 31, 2024 and 2023. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM. Advances under this credit agreement are guaranteed by GM Cruise Holdings LLC. At March 31, 2024 and December 31, 2023, Cruise had $395 million and $353 million of borrowings outstanding and access to an additional $3.4 billion in advances under the credit agreement. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During both the three months ended March 31, 2024 and 2023, no payments were made to GM for state and federal income taxes. Amounts owed to GM for income taxes are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	March 31, 2024	December 31, 2023
Commercial finance receivables due from dealers consolidated by GM	$183	$164
Commercial finance receivables due from Cruise	$395	$353
Subvention receivable from GM	$600	$508
Commercial loan funding payable to GM	$179	$55
Taxes payable to GM	$529	$384

	Three Months Ended March 31,
Income Statement Data	2024	2023
Interest subvention earned on retail finance receivables(a)	$308	$257
Interest subvention earned on commercial finance receivables(a)	$27	$22
Leased vehicle subvention earned(b)	$364	$393
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility and a three-year, $4.1 billion facility. We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at March 31, 2024 and December 31, 2023. In March 2024, GM renewed the GM Revolving 364-Day Credit Facility, which now matures on March 27, 2025.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	March 31, 2024	December 31, 2023
Retail finance receivables
Retail finance receivables(a)	$73,230	$72,729
Less: allowance for loan losses	(2,320)	(2,308)
Total retail finance receivables, net	70,911	70,421
Commercial finance receivables
Commercial finance receivables(a)(b)	14,895	14,251
Less: allowance for loan losses	(35)	(36)
Total commercial finance receivables, net	14,860	14,216
Total finance receivables, net	$85,771	$84,637
Fair value utilizing Level 2 inputs	$14,860	$14,216
Fair value utilizing Level 3 inputs	$71,427	$70,911
________________
(a)    Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)    Includes dealer financing of $14.1 billion and $13.4 billion, and other financing of $773 million and $830 million at March 31, 2024 and December 31, 2023. Commercial finance receivables are presented net of dealer cash management balances of $2.8 billion and $2.6 billion at March 31, 2024 and December 31, 2023.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2024	2023
Allowance for retail loan losses beginning balance	$2,308	$2,062
Provision for loan losses	205	137
Charge-offs	(405)	(322)
Recoveries	213	186
Foreign currency translation and other	(1)	60
Allowance for retail loan losses ending balance	$2,320	$2,123
The allowance for retail loan losses as a percentage of retail finance receivables was 3.2% at both March 31, 2024 and December 31, 2023.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at March 31, 2024 and December 31, 2023:

	Year of Origination						March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$6,124	$21,739	$14,060	$8,080	$4,274	$1,055	$55,332	75.6%
Near-prime - FICO Score 620 to 679	902	2,981	2,076	1,566	787	380	8,692	11.9
Sub-prime - FICO Score less than 620	967	2,821	2,172	1,682	878	685	9,206	12.6
Retail finance receivables	$7,993	$27,542	$18,308	$11,329	$5,938	$2,120	$73,230	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime - FICO Score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime - FICO Score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9
Sub-prime - FICO Score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status, for each vintage of the portfolio at March 31, 2024 and December 31, 2023, as well as summary totals for March 31, 2023. The first table also presents our charge-offs by vintage for the three months ended March 31, 2024:

	Year of Origination						March 31, 2024		March 31, 2023
	2024	2023	2022	2021	2020	Prior	Total	Percent	Total	Percent
0 - 30 days	$7,973	$27,054	$17,743	$10,856	$5,689	$1,911	$71,225	97.3%	$66,109	97.6%

31 - 60 days	19	342	406	352	188	156	1,463	2.0	1,188	1.8
Greater than 60 days	1	125	140	109	56	50	482	0.7	363	0.5
Finance receivables more than 30 days delinquent	20	467	547	461	245	206	1,945	2.7	1,551	2.3
In repossession	—	21	19	12	4	3	60	0.1	44	0.1
Finance receivables more than 30 days delinquent or in repossession	20	488	566	473	249	209	2,005	2.7	1,595	2.4
Retail finance receivables	$7,993	$27,542	$18,308	$11,329	$5,938	$2,120	$73,230	100.0%	$67,704	100.0%
Charge-offs	$18	$119	$123	$80	$34	$31	$405

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0 - 30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%

31 - 60 days	318	470	415	227	130	78	1,637	2.3
Greater than 60 days	102	168	142	76	42	29	559	0.8
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0
In repossession	17	20	14	6	3	1	61	0.1
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $721 million and $809 million at March 31, 2024 and December 31, 2023. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Loan Modifications Under certain circumstances, we may agree to modify the terms of an existing loan with a borrower for various reasons, including financial difficulties, and we may provide interest rate reductions, principal forgiveness, payment deferments, term extensions or a combination thereof. A loan that is deferred greater than six months in the preceding twelve months would be considered to be other-than-insignificantly delayed. In such circumstances, we must determine whether the modification should be accounted for as an extinguishment of the original loan and a creation of a new loan, or the continuation of the original loan with modifications.
The amortized costs at March 31, 2024 and 2023 of the loans modified during the three months ended March 31, 2024 and 2023 were insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three months ended March 31, 2024 and 2023.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at March 31, 2024 and December 31, 2023:

	Year of Origination							March 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$12,192	$64	$263	$403	$289	$294	$72	$13,578	96.1%
II	274	—	3	7	—	—	—	284	2.0
III	217	4	5	15	12	—	7	261	1.8
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$12,682	$68	$271	$425	$302	$294	$79	$14,122	100.0%

	Year of Origination							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,638	$295	$417	$297	$301	$85	$11	$13,043	97.2%
II	182	—	2	2	—	—	—	187	1.4
III	152	1	15	12	—	11	—	192	1.4
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$11,971	$296	$435	$311	$301	$96	$11	$13,422	100.0%
Floorplan advances comprise 99.1% and 99.7% of the total revolving balances at March 31, 2024 and December 31, 2023. Dealer term loans are presented by year of origination.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At March 31, 2024 and December 31, 2023, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2024 and 2023. There were no commercial finance receivables on nonaccrual status at March 31, 2024 and December 31, 2023.
There were no charge-offs, and no loan modifications were extended to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.
Note 4. Leased Vehicles

	March 31, 2024	December 31, 2023
Leased vehicles(a)	$37,119	$37,921
Less: accumulated depreciation	(7,013)	(7,338)
Leased vehicles, net	$30,106	$30,582
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.

Depreciation expense related to leased vehicles, net was $1.2 billion for both the three months ended March 31, 2024 and 2023.
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2024:

	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments under operating leases	$3,793	$3,651	$1,758	$253	$9	$1	$9,464
Note 5. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as equity income.
There have been no ownership changes in our joint ventures since December 31, 2023. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2024	2023
Finance charge income	$286	$392
Income before income taxes	$120	$155
Net income	$90	$116
At March 31, 2024 and December 31, 2023, we had undistributed earnings of $868 million and $837 million related to our nonconsolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,522	$1,522	$4,960	$4,960
Securitization notes payable	42,689	42,370	40,284	40,012
Total secured debt	44,212	43,892	45,243	44,971
Unsecured debt
Senior notes	51,299	51,001	49,990	49,537
Credit facilities	1,890	1,889	2,034	2,026
Other unsecured debt	8,509	8,541	8,060	8,088
Total unsecured debt	61,698	61,430	60,084	59,651
Total secured and unsecured debt	$105,910	$105,322	$105,327	$104,622
Fair value utilizing Level 2 inputs		$103,049		$102,262
Fair value utilizing Level 3 inputs		$2,274		$2,360
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the three months ended March 31, 2024, we renewed credit facilities with a total borrowing capacity of $2.4 billion, and we issued $7.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 5.38% and maturity dates ranging from 2024 to 2036.
Unsecured Debt During the three months ended March 31, 2024, we issued $4.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.33% and maturity dates ranging from 2027 to 2031.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2024, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2024	December 31, 2023
Restricted cash(a)	$3,423	$2,765
Finance receivables	$44,566	$46,648
Lease related assets	$15,639	$15,794
Secured debt	$44,271	$45,299
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	March 31, 2024			December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$21,991	$9	$352	$18,379	$75	$238
Cash flow hedges
Interest rate swaps	2,447	16	10	2,381	17	16
Foreign currency swaps	9,208	88	428	8,003	144	311
Derivatives not designated as hedges
Interest rate contracts	123,103	1,576	2,024	134,683	1,573	1,997
Foreign currency contracts	940	2	—	—	—	—
Total	$157,689	$1,691	$2,815	$163,446	$1,809	$2,563
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2024 and December 31, 2023, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $1.1 billion and $1.2 billion. At March 31, 2024 and December 31, 2023, we held $447 million and $457 million of collateral from counterparties that was available for netting against our asset positions. At both March 31, 2024 and December 31, 2023, we had $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Unsecured debt	$34,433	$33,551	$1,158	$1,029
 _________________
(a)Includes $865 million and $872 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at March 31, 2024 and December 31, 2023.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2024		2023
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$129	$—	$(29)	$—
Interest rate swaps	(157)	—	46	—
Cash flow hedges
Interest rate swaps	7	—	9	—
Hedged items - foreign currency swaps(c)	—	178	—	(136)
Foreign currency swaps	(41)	(176)	(37)	136
Derivatives not designated as hedges
Interest rate contracts	33	—	52	—
Foreign currency contracts	—	2	—	—
Total income (loss) recognized	$(28)	$3	$40	$—
_________________
(a)Total interest expense was $1.4 billion and $1.0 billion for the three months ended March 31, 2024 and 2023.
(b)Total operating expenses were $458 million and $442 million for the three months ended March 31, 2024 and 2023.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2024	2023
Cash flow hedges
Interest rate swaps	$9	$1
Foreign currency swaps	(141)	29
Total	$(132)	$30

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended March 31,
	2024	2023
Cash flow hedges
Interest rate swaps	$(5)	$(7)
Foreign currency swaps	163	(76)
Total	$158	$(82)
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2024, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $151 million, and we have accrued $137 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $187 million at March 31, 2024.
Note 10. Shareholders' Equity

	March 31, 2024	December 31, 2023
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During both the three months ended March 31, 2024 and 2023, our Board of Directors declared and paid dividends of $450 million on our common stock to General Motors Holdings LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2024	December 31, 2023
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During both the three months ended March 31, 2024 and 2023, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $14 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
Unrealized gain (loss) on hedges
Beginning balance	$(3)	$(21)
Change in value of hedges, net of tax	26	(52)
Ending balance	23	(73)
Defined benefit plans
Beginning balance	1	1
Unrealized gain (loss) on subsidiary pension	—	—
Ending balance	1	1
Foreign currency translation adjustment
Beginning balance	(1,206)	(1,352)
Translation gain (loss)	(65)	102
Ending balance	(1,270)	(1,251)
Total accumulated other comprehensive income (loss)	$(1,246)	$(1,323)
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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	North America	International	Total	North America	International	Total
Total revenue	$3,417	$394	$3,811	$3,049	$294	$3,343
Operating expenses	369	90	458	358	84	442
Leased vehicle expenses	1,024	23	1,047	1,022	17	1,039
Provision for loan losses	171	33	204	114	17	131
Interest expense	1,230	167	1,396	877	123	1,000
Equity income	—	32	32	—	41	41
Income before income taxes	$623	$114	$737	$677	$94	$771

	March 31, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Finance receivables, net	$79,091	$6,680	$85,771	$78,148	$6,489	$84,637
Leased vehicles, net	$29,731	$375	$30,106	$30,227	$356	$30,582
Total assets	$123,183	$10,038	$133,221	$122,128	$9,883	$132,011
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.9 billion and $7.7 billion at March 31, 2024 and December 31, 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (SEC) on January 30, 2024 (2023 Form 10-K), for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Overview
We continue to monitor the current global economic environment, specifically inflationary pressures and related central bank responses, and any resulting impacts on our financial position and results of operations. Refer to Item 1A. Risk Factors in our 2023 Form 10-K for additional information.
Results of Operations
Key Drivers Income before income taxes for the three months ended March 31, 2024 decreased to $737 million from $771 million for the three months ended March 31, 2023. Key drivers of the change include the following:
•Finance charge income on retail finance receivables increased $326 million primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Finance charge income on commercial finance receivables increased $92 million primarily due to an increase in the size of the portfolio and an increase in the effective yield as a result of higher benchmark rates.
•Other income increased $69 million primarily due to higher investment income resulting from an increase in benchmark interest rates.
•Interest expense increased $397 million primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates, as well as an increase in the average debt outstanding.
•Provision for loan losses increased $73 million primarily due to moderating credit performance and recovery rates, partially offset by a decrease due to lower loan originations.
Non-GAAP Measure
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 15.3% for the four quarters ended March 31, 2024 from 19.6% for the four quarters ended March 31, 2023, primarily due to decreased earnings.
Return on Average Tangible Common Equity We use return on average tangible common equity, a non-GAAP measure, to measure our contribution to General Motors Company's (GM) enterprise profitability and cash flows. Our return on average tangible common equity decreased to 16.8% for the four quarters ended March 31, 2024 from 21.5% for the four quarters ended March 31, 2023, primarily due to decreased earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2024	March 31, 2023
Net income attributable to common shareholder	$2,078	$2,589

Average equity	$15,537	$15,211
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,568	13,242
Less: average goodwill and intangible assets	(1,182)	(1,172)
Average tangible common equity	$12,386	$12,069

Return on average common equity	15.3%	19.6%
Return on average tangible common equity	16.8%	21.5%
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
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Average Earning Assets	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Amount	Percentage
Average retail finance receivables	$72,876	$66,614	$6,262	9.4%
Average commercial finance receivables	14,122	10,762	3,361	31.2%
Average finance receivables	86,998	77,376	9,623	12.4%
Average leased vehicles, net	30,321	32,272	(1,952)	(6.0)%
Average earning assets	$117,319	$109,648	$7,671	7.0%

Retail finance receivables purchased	$8,329	$9,104	$(775)	(8.5)%
Leased vehicles purchased	$4,308	$3,926	$382	9.7%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 39.9% and 45.9% for the three months ended March 31, 2024 and 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration.
Leased vehicles purchased increased primarily due to growth in GM sales, higher lease sales mix, and higher vehicle prices.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Amount	Percentage
Finance charge income
Retail finance receivables	$1,493	$1,167	$326	27.9%
Commercial finance receivables	$293	$201	$92	45.7%
Leased vehicle income	$1,800	$1,818	$(18)	(1.0)%
Other income	$225	$156	$69	44.3%
Equity income	$32	$41	$(9)	(22.7)%
Effective yield - retail finance receivables	8.2%	7.1%
Effective yield - commercial finance receivables	8.3%	7.6%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased primarily due to an increase in the size of the portfolio and an increase in the effective yield as a result of higher benchmark rates.
Other Income Other income increased primarily due to higher investment income resulting from an increase in benchmark interest rates.

Costs and Expenses	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Amount	Percentage
Operating expenses	$458	$442	$16	3.6%
Leased vehicle expenses	$1,047	$1,039	$8	0.8%
Provision for loan losses	$204	$131	$73	55.4%
Interest expense	$1,396	$1,000	$397	39.7%
Average debt outstanding	$105,264	$96,880	$8,384	8.7%
Effective rate of interest on debt	5.3%	4.2%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% for both the three months ended March 31, 2024 and 2023.
Provision for Loan Losses Provision for loan losses increased primarily due to moderating credit performance and recovery rates, partially offset by a decrease due to lower loan originations.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 28.4% and 25.5% of income before income taxes and equity income for the three months ended March 31, 2024 and 2023. The increase in the effective income tax rate is primarily driven by the reduction of the income tax benefit attributable to certain tax credits.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $26 million and $(52) million for the three months ended March 31, 2024 and 2023. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(65) million and $102 million for the three months ended March 31, 2024 and 2023. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of

GENERAL MOTORS FINANCIAL COMPANY, INC.
the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the three months ended March 31, 2024 was primarily due to depreciating values of the Chinese Yuan Renminbi, Brazilian Real, and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation gain for the three months ended March 31, 2023 was primarily due to appreciating values of the Mexican Peso, Chinese Yuan Renminbi and Brazilian Real in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$55,332	75.6%	$54,882	75.5%
Near-prime - FICO Score 620 to 679	8,692	11.9	8,647	11.9
Sub-prime - FICO Score less than 620	9,206	12.6	9,200	12.6
Retail finance receivables	73,230	100.0%	72,729	100.0%
Less: allowance for loan losses	(2,320)		(2,308)
Retail finance receivables, net	$70,911		$70,421
Number of outstanding contracts	3,153,977		3,121,144
Average amount of outstanding contracts (in dollars)(a)	$23,218		$23,302
Allowance for loan losses as a percentage of retail finance receivables	3.2%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	March 31, 2024		March 31, 2023
	Amount	Percent	Amount	Percent
31 - 60 days	$1,463	2.0%	$1,188	1.8%
Greater than 60 days	482	0.7	363	0.5
Total finance receivables more than 30 days delinquent	1,945	2.7	1,551	2.3
In repossession	60	0.1	44	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,005	2.7%	$1,595	2.4%
At March 31, 2024, delinquency increased from March 31, 2023 but continued to be lower than historical levels. We expect that delinquency will increase over time but may remain below our historical levels due to improvement in the credit mix of the portfolio.
Loan Modifications Loan modifications extended to the borrowers experiencing financial difficulty were insignificant for the three months ended March 31, 2024 and 2023. Refer to Note 3 to our condensed consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2024	2023
Charge-offs	$405	$322
Less: recoveries	(213)	(186)
Net charge-offs	$193	$136
Net charge-offs as an annualized percentage of average retail finance receivables	1.1%	0.8%
Net charge-offs for the three months ended March 31, 2024 increased compared to the same period in 2023, primarily due to moderating credit performance and lower recovery rates, but continued to be lower than historical levels. We expect net

GENERAL MOTORS FINANCIAL COMPANY, INC.
charge-offs will increase over time but may remain below our historical levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	March 31, 2024	December 31, 2023
Commercial finance receivables	$14,895	$14,251
Less: allowance for loan losses	(35)	(36)
Commercial finance receivables, net	$14,860	$14,216
Number of dealers	2,509	2,512
Average carrying amount per dealer	$6	$6
Allowance for loan losses as a percentage of commercial finance receivables	0.2%	0.3%
No commercial loans were modified for the three months ended March 31, 2024 and 2023. Activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2024 and 2023, and substantially all of our commercial finance receivables were current with respect to payment status at March 31, 2024 and December 31, 2023.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended March 31,
	2024	2023
Operating leases purchased	93	86
Operating leases terminated	118	126
Operating leased vehicles returned(a)	28	13
Percentage of leased vehicles returned(b)	24%	10%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Return rates for the three months ended March 31, 2024 increased compared to the same period in 2023 due to declining used vehicle values, but continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $202 million and $206 million for the three months ended March 31, 2024 and 2023.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2024			December 31, 2023
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$12,659	632	67.6%	$12,830	648	67.5%
Trucks	6,885	209	22.3	6,793	210	21.9
SUVs	2,189	55	5.9	2,304	58	6.0
Cars	671	39	4.2	734	44	4.6
Total	$22,404	934	100.0%	$22,661	960	100.0%
At both March 31, 2024 and 2023, 99.5% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	March 31, 2024	December 31, 2023
Cash and cash equivalents(a)	$5,028	$5,282
Borrowing capacity on unpledged eligible assets	25,382	21,946
Borrowing capacity on committed unsecured lines of credit	727	687
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$34,136	$30,915
_________________
(a)Includes $382 million and $380 million in unrestricted cash outside of the U.S. at March 31, 2024 and December 31, 2023. This cash is considered to be indefinitely invested based on specific plans for reinvestment.
We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2024, available liquidity exceeded our liquidity targets.
Cash Flow The following table summarizes our cash flow activities. For further detail, please refer to the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023
Net cash provided by (used in) operating activities	$1,601	$1,724	$(123)
Net cash provided by (used in) investing activities	$(1,626)	$(1,493)	$(133)
Net cash provided by (used in) financing activities	$432	$213	$219
Net cash provided by operating activities decreased primarily due to a net decrease in cash provided by counterparty derivative collateral posting activities of $255 million, an increase in interest paid of $171 million, and a net increase in other assets of $105 million, partially offset by an increase in finance charge income of $418 million.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. As of April 16, 2024, all credit ratings remained unchanged since December 31, 2023.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.
At March 31, 2024, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,729	$1,192
Revolving commercial asset-secured facilities(b)	4,225	331
Total secured	26,955	1,522
Unsecured committed facilities	743	16
Unsecured uncommitted facilities(c)	1,874	1,874
Total unsecured	2,617	1,890
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$32,571	$3,413
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had no advances outstanding and $633 million in unused borrowing capacity on these uncommitted facilities at March 31, 2024.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.9 billion in unused borrowing capacity on these facilities at March 31, 2024.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance at March 31, 2024
2019	April 2024	-	July 2027	$2,450	$763
2020	December 2025	-	August 2028	$10,416	1,760
2021	January 2026	-	June 2034	$14,525	3,995
2022	November 2024	-	October 2035	$23,711	10,321
2023	January 2027	-	August 2036	$23,573	18,869
2024	April 2024	-	December 2036	$7,286	7,047
Total active securitizations					$42,756
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2024, the aggregate principal amount of our outstanding unsecured senior notes was $52.6 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At March 31, 2024, we had $3.6 billion outstanding in demand notes and $3.2 billion under the U.S. commercial paper program.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the support agreement with GM (the Support Agreement) was 8.29x and 8.32x at March 31, 2024 and December 31, 2023, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting from time to time.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at March 31, 2024:

	2024	2025	2026	2027 and Thereafter
Encumbered assets	$20,551	$39,614	$51,272	$63,628
Unencumbered assets	35,534	50,894	62,581	69,593
Total assets	56,085	90,508	113,853	133,221

Secured debt	14,302	27,568	35,681	44,280
Unsecured debt	13,583	25,035	33,744	63,051
Total debt(a)	27,885	52,603	69,425	107,331
Net excess liquidity	$28,200	$37,905	$44,428	$25,890
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs and fair value adjustments.
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses in the periods presented. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2023 Form 10-K. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2023. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2023 Form 10-K.
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

4.1
Fifty-Third Supplemental Indenture, dated February 8, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2027, 5.400% Senior Notes due 2027 and 5.750% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on February 8, 2024
Incorporated by Reference

10.1†
Sixth Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 28, 2024, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 28, 2024
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
_________
† Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information the Company customarily and actually treats as private or confidential.
*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	April 23, 2024	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer