Form 10-Q
period 2024-06-30
General Motors Financial Company, Inc.
filed 2024-07-23
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 22, 2024, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$7,448	$5,282
Finance receivables, net of allowance for loan losses of $2,311 and $2,344 (Note 3; Note 7)	88,151	84,637
Leased vehicles, net (Note 4; Note 7)	30,345	30,582
Goodwill and intangible assets	1,176	1,184
Equity in net assets of nonconsolidated affiliates (Note 5)	1,675	1,670
Related party receivables (Note 2)	595	540
Other assets (Note 7)	7,932	8,116
Total assets	$137,322	$132,011
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7)	$44,630	$45,243
Unsecured debt (Note 6)	65,476	60,084
Deferred income	2,320	2,313
Related party payables (Note 2)	518	445
Other liabilities	8,841	8,383
Total liabilities	121,785	116,468
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,797	8,783
Accumulated other comprehensive income (loss)	(1,414)	(1,208)
Retained earnings	8,155	7,967
Total shareholders' equity	15,538	15,542
Total liabilities and shareholders' equity	$137,322	$132,011
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Finance charge income	$1,876	$1,490	$3,662	$2,859
Leased vehicle income	1,803	1,820	3,603	3,638
Other income	239	187	464	343
Total revenue	3,918	3,498	7,729	6,840
Costs and expenses
Operating expenses	479	456	937	899
Leased vehicle expenses	972	1,011	2,019	2,050
Provision for loan losses (Note 3)	174	167	378	298
Interest expense	1,485	1,135	2,881	2,134
Total costs and expenses	3,109	2,768	6,215	5,381
Equity income (Note 5)	14	37	45	78
Income before income taxes	822	766	1,559	1,537
Income tax provision (Note 11)	212	195	412	382
Net income (loss)	610	571	1,147	1,155
Less: cumulative dividends on preferred stock	30	30	59	59
Net income (loss) attributable to common shareholder	$581	$541	$1,088	$1,096

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$610	$571	$1,147	$1,155
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $3, $(3) $(6), $14	(9)	11	17	(42)
Foreign currency translation adjustment	(159)	—	(224)	102
Other comprehensive income (loss), net of tax	(168)	11	(207)	60
Comprehensive income (loss)	$442	$582	$940	$1,215
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2023	$—	$—	$8,742	$(1,373)	$7,641	$15,010
Net income (loss)	—	—	—	—	584	584
Other comprehensive income (loss)	—	—	—	49	—	49
Stock-based compensation	—	—	7	—	—	7
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2023	—	—	8,749	(1,323)	7,775	15,201
Net income (loss)	—	—	—	—	571	571
Other comprehensive income (loss)	—	—	—	11	—	11
Stock-based compensation	—	—	11	—	—	11
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2023	$—	$—	$8,760	$(1,312)	$7,837	$15,284

Balance at January 1, 2024	$—	$—	$8,783	$(1,208)	$7,967	$15,542
Net income (loss)	—	—	—	—	536	536
Other comprehensive income (loss)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	6	—	—	6
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2024	—	—	8,789	(1,246)	8,054	15,596
Net income (loss)	—	—	—	—	610	610
Other comprehensive income (loss)	—	—	—	(168)	—	(168)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2024	$—	$—	$8,797	$(1,414)	$8,155	$15,538
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,147	$1,155
Depreciation and amortization	2,626	2,630
Accretion and amortization of loan and leasing fees	(728)	(648)
Undistributed earnings of nonconsolidated affiliates, net	(45)	(78)
Provision for loan losses	378	298
Deferred income taxes	287	(4)
Stock-based compensation expense	19	19
Gain on termination of leased vehicles	(417)	(435)
Other operating activities	(45)	(67)
Changes in assets and liabilities:
Other assets	(304)	(107)
Other liabilities	253	381
Related party payables	44	266
Net cash provided by (used in) operating activities	3,214	3,411
Cash flows from investing activities
Purchases and funding of finance receivables	(17,025)	(18,182)
Principal collections and recoveries on finance receivables	15,577	13,921
Net change in floorplan and other short-duration receivables	(2,991)	(7)
Purchases of leased vehicles	(7,489)	(6,834)
Proceeds from termination of leased vehicles	6,157	6,673
Other investing activities	(10)	(15)
Net cash provided by (used in) investing activities	(5,781)	(4,445)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	296	74
Borrowings and issuances of secured debt	13,984	14,676
Payments on secured debt	(14,762)	(14,902)
Borrowings and issuances of unsecured debt	15,367	11,548
Payments on unsecured debt	(9,053)	(7,335)
Debt issuance costs	(112)	(91)
Dividends paid	(959)	(959)
Net cash provided by (used in) financing activities	4,760	3,010
Net increase (decrease) in cash, cash equivalents and restricted cash	2,194	1,976
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(58)	62
Cash, cash equivalents and restricted cash at beginning of period	8,249	6,676
Cash, cash equivalents and restricted cash at end of period	$10,384	$8,715
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

June 30, 2024
Cash and cash equivalents	$7,448
Restricted cash included in other assets	2,937
Total	$10,384
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Basis of Presentation
General Motors Financial Company, Inc. (sometimes referred to as we, us, our, the Company, or GM Financial), the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. We provide retail loan and lease financing across the credit spectrum to support vehicle sales. Additionally, we offer commercial lending products to dealers, including floorplan financing, which is lending to finance new and used vehicle inventory, and dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate.
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
The condensed consolidated financial statements at June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $934 million and $915 million for the three months ended June 30, 2024 and 2023, and $1.7 billion for both the six months ended June 30, 2024 and 2023. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM in support of commercialization. Advances under this credit agreement are guaranteed by GM Cruise Holdings LLC. At June 30, 2024 and December 31, 2023, Cruise had $395 million and $353 million of borrowings outstanding and access to an additional $3.4 billion in advances under the credit agreement. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During the six months ended June 30, 2024, no payments were made to GM for state and federal income taxes. During the six months ended June 30, 2023, we made payments of $30 million to GM for state and federal income taxes related to the tax years 2020 through 2023. Amounts owed to GM for income taxes are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	June 30, 2024	December 31, 2023
Commercial finance receivables due from dealers consolidated by GM	$226	$164
Commercial finance receivables due from Cruise	$395	$353
Subvention receivable from GM	$558	$508
Commercial loan funding payable to GM	$83	$55
Taxes payable to GM	$430	$384

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2024	2023	2024	2023
Interest subvention earned on retail finance receivables(a)	$316	$280	$624	$537
Interest subvention earned on commercial finance receivables(a)	$30	$27	$57	$49
Leased vehicle subvention earned(b)	$359	$389	$723	$782
_________________
(a) Included in finance charge income.
(b) Included as a reduction to leased vehicle expenses.
Under the support agreement with GM (the Support Agreement), if our earning assets leverage ratio at the end of any calendar quarter exceeds the applicable threshold set in the Support Agreement, we may require GM to provide funding sufficient to bring our earning assets leverage ratio within the applicable threshold. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility and a three-year, $4.1 billion facility. We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at June 30, 2024 and December 31, 2023. In March 2024, GM renewed the GM Revolving 364-Day Credit Facility, which now matures on March 27, 2025.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	June 30, 2024	December 31, 2023
Retail finance receivables
Retail finance receivables(a)	$73,335	$72,729
Less: allowance for loan losses	(2,261)	(2,308)
Total retail finance receivables, net	71,074	70,421
Commercial finance receivables
Commercial finance receivables(a)(b)	17,127	14,251
Less: allowance for loan losses	(50)	(36)
Total commercial finance receivables, net	17,078	14,216
Total finance receivables, net	$88,151	$84,637
Fair value utilizing Level 2 inputs	$17,078	$14,216
Fair value utilizing Level 3 inputs	$71,552	$70,911
________________
(a)    Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)    Includes dealer financing of $16.3 billion and $13.4 billion, and other financing of $826 million and $830 million at June 30, 2024 and December 31, 2023. Commercial finance receivables are presented net of dealer cash management balances of $3.0 billion and $2.6 billion at June 30, 2024 and December 31, 2023.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for retail loan losses beginning balance	$2,320	$2,123	$2,308	$2,062
Provision for loan losses	159	161	364	298
Charge-offs	(411)	(323)	(816)	(645)
Recoveries	222	191	434	377
Foreign currency translation and other	(28)	14	(30)	74
Allowance for retail loan losses ending balance	$2,261	$2,166	$2,261	$2,166
The allowance for retail loan losses as a percentage of retail finance receivables was 3.1% and 3.2% at June 30, 2024 and December 31, 2023.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at June 30, 2024 and December 31, 2023:

	Year of Origination						June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$11,725	$19,600	$12,532	$7,131	$3,651	$772	$55,411	75.6%
Near-prime - FICO Score 620 to 679	1,817	2,701	1,867	1,389	670	291	8,736	11.9
Sub-prime - FICO Score less than 620	1,908	2,553	1,951	1,487	752	539	9,188	12.5
Retail finance receivables	$15,450	$24,854	$16,350	$10,007	$5,073	$1,602	$73,335	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime - FICO Score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime - FICO Score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9
Sub-prime - FICO Score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status for each vintage of the portfolio at June 30, 2024 and December 31, 2023, as well as summary totals for June 30, 2023. The tables also present gross charge offs by vintage for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Year of Origination						June 30, 2024		June 30, 2023
	2024	2023	2022	2021	2020	Prior	Total	Percent	Total	Percent
0 - 30 days	$15,306	$24,314	$15,782	$9,551	$4,839	$1,419	$71,211	97.1%	$67,957	97.5%

31 - 60 days	109	383	411	337	175	136	1,551	2.1	1,284	1.8
Greater than 60 days	30	135	138	108	54	44	509	0.7	430	0.6
Finance receivables more than 30 days delinquent	140	518	549	445	229	179	2,060	2.8	1,714	2.5
In repossession	4	22	19	11	5	3	64	0.1	51	0.1
Finance receivables more than 30 days delinquent or in repossession	144	540	567	457	234	182	2,124	2.9	1,765	2.5
Retail finance receivables	$15,450	$24,854	$16,350	$10,007	$5,073	$1,602	$73,335	100.0%	$69,722	100.0%
Gross charge-offs	$13	$262	$254	$161	$68	$59	$816

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0 - 30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%

31 - 60 days	318	470	415	227	130	78	1,637	2.3
Greater than 60 days	102	168	142	76	42	29	559	0.8
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0
In repossession	17	20	14	6	3	1	61	0.1
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
Gross charge-offs	$143	$494	$399	$192	$108	$87	$1,423
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $774 million and $809 million at June 30, 2024 and December 31, 2023. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.

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
The amortized costs at June 30, 2024 and 2023 of the loans modified during the three and six months ended June 30, 2024 and 2023 were insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three and six months ended June 30, 2024 and 2023.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at June 30, 2024 and December 31, 2023:

	Year of Origination							June 30, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$14,237	$121	$243	$392	$268	$286	$44	$15,591	95.6%
II	332	—	3	22	—	1	—	358	2.2
III	301	4	5	—	24	—	18	352	2.2
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$14,870	$125	$251	$414	$292	$287	$62	$16,301	100.0%

	Year of Origination							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,638	$295	$417	$297	$301	$85	$11	$13,043	97.2%
II	182	—	2	2	—	—	—	187	1.4
III	152	1	15	12	—	11	—	192	1.4
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$11,971	$296	$435	$311	$301	$96	$11	$13,422	100.0%
Floorplan advances comprise 99.4% and 99.7% of the total revolving balances at June 30, 2024 and December 31, 2023. Dealer term loans are presented by year of origination.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At June 30, 2024 and December 31, 2023, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2024 and 2023. There were no commercial finance receivables on nonaccrual status at June 30, 2024 and December 31, 2023.
There were no charge-offs during the six months ended June 30, 2024, and no loan modifications were extended to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.
Note 4. Leased Vehicles

	June 30, 2024	December 31, 2023
Leased vehicles(a)	$36,993	$37,921
Less: accumulated depreciation	(6,648)	(7,338)
Leased vehicles, net	$30,345	$30,582
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.

Depreciation expense related to leased vehicles, net was $1.2 billion for both the three months ended June 30, 2024 and 2023 and $2.4 billion and $2.5 billion for the six months ended June 30, 2024 and 2023.
The following table summarizes minimum rental payments due to us as lessor under operating leases at June 30, 2024:

	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments under operating leases	$2,681	$4,229	$2,317	$505	$33	$2	$9,767
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
There have been no ownership changes in our joint ventures since December 31, 2023. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Operating Data	2024	2023	2024	2023
Finance charge income	$248	$352	$534	$744
Income before income taxes	$52	$141	$172	$296
Net income	$39	$106	$129	$222
At June 30, 2024 and December 31, 2023, we had undistributed earnings of $882 million and $837 million related to our nonconsolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,693	$1,693	$4,960	$4,960
Securitization notes payable	42,938	42,868	40,284	40,012
Total secured debt	44,630	44,560	45,243	44,971
Unsecured debt
Senior notes	54,715	54,473	49,990	49,537
Credit facilities	1,893	1,883	2,034	2,026
Other unsecured debt	8,868	8,915	8,060	8,088
Total unsecured debt	65,476	65,271	60,084	59,651
Total secured and unsecured debt	$110,106	$109,831	$105,327	$104,622
Fair value utilizing Level 2 inputs		$107,820		$102,262
Fair value utilizing Level 3 inputs		$2,010		$2,360
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the six months ended June 30, 2024, we renewed credit facilities with a total borrowing capacity of $17.0 billion, and we issued $13.5 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 5.42% and maturity dates ranging from 2024 to 2036.
Unsecured Debt During the six months ended June 30, 2024, we issued $10.7 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.38% and maturity dates ranging from 2027 to 2034.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At June 30, 2024, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	June 30, 2024	December 31, 2023
Restricted cash(a)	$2,739	$2,765
Finance receivables	$48,574	$46,648
Lease related assets	$15,121	$15,794
Secured debt	$44,708	$45,299
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	June 30, 2024			December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$33,285	$4	$456	$18,379	$75	$238
Cash flow hedges
Interest rate swaps	1,964	21	3	2,381	17	16
Foreign currency swaps	9,054	103	399	8,003	144	311
Derivatives not designated as hedges
Interest rate contracts	115,512	1,371	1,831	134,683	1,573	1,997
Total	$159,814	$1,499	$2,689	$163,446	$1,809	$2,563
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At June 30, 2024 and December 31, 2023, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $936 million and $1.2 billion. At June 30, 2024 and December 31, 2023, we held $436 million and $457 million of collateral from counterparties that was available for netting against our asset positions. At June 30, 2024 and December 31, 2023, we had $1.3 billion and $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Unsecured debt	$36,614	$33,551	$1,220	$1,029
 _________________
(a)Includes $852 million and $872 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at June 30, 2024 and December 31, 2023.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$62	$—	$145	$—	$192	$—	$116	$—
Interest rate swaps	(130)	—	(165)	—	(287)	—	(120)	—
Cash flow hedges
Interest rate swaps	4	—	10	—	11	—	19	—
Hedged items - foreign currency swaps(c)	—	30	—	(64)	—	208	—	(200)
Foreign currency swaps	(34)	(30)	(37)	64	(75)	(206)	(74)	200
Derivatives not designated as hedges
Interest rate contracts	42	—	59	—	75	—	110	—
Foreign currency contracts	—	(2)	—	—	—	—	—	—
Total income (loss) recognized	$(56)	$(2)	$12	$—	$(84)	$1	$52	$—
_________________
(a)Total interest expense was $1.5 billion and $1.1 billion for the three months ended June 30, 2024 and 2023, and $2.9 billion and $2.1 billion for the six months ended June 30, 2024 and 2023.
(b)Total operating expenses were $479 million and $456 million for the three months ended June 30, 2024 and 2023, and $937 million and $899 million for the six months ended June 30, 2024 and 2023.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow hedges
Interest rate swaps	$17	$(5)	$26	$(4)
Foreign currency swaps	(74)	45	(215)	73
Total	$(57)	$40	$(189)	$70

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow hedges
Interest rate swaps	$(2)	$(8)	$(7)	$(15)
Foreign currency swaps	49	(21)	212	(96)
Total	$48	$(29)	$206	$(111)
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At June 30, 2024, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $147 million, and we have accrued $136 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of the additional range of loss is up to $173 million at June 30, 2024.
Note 10. Shareholders' Equity

	June 30, 2024	December 31, 2023
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During both the six months ended June 30, 2024 and 2023, our Board of Directors declared and paid dividends of $900 million on our common stock to General Motors Holdings LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2024	December 31, 2023
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During both the six months ended June 30, 2024 and 2023, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $14 million to holders of record of our Series C Preferred Stock.
On June 21, 2024, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on September 30, 2024 to holders of record at September 15, 2024. Accordingly, $59 million has been set aside for payment of these dividends.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss) on hedges
Beginning balance	$23	$(73)	$(3)	$(21)
Change in value of hedges, net of tax	(9)	11	17	(42)
Ending balance	14	(63)	14	(63)
Defined benefit plans
Beginning balance	1	1	1	1
Unrealized gain (loss) on subsidiary pension	—	—	—	—
Ending balance	1	1	1	1
Foreign currency translation adjustment
Beginning balance	(1,270)	(1,251)	(1,206)	(1,351)
Translation gain (loss)	(159)	—	(224)	102
Ending balance	(1,429)	(1,250)	(1,429)	(1,250)
Total accumulated other comprehensive income (loss)	$(1,414)	$(1,312)	$(1,414)	$(1,312)
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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	North America	International	Total	North America	International	Total
Total revenue	$3,531	$387	$3,918	$3,170	$328	$3,498
Operating expenses	385	94	479	368	88	456
Leased vehicle expenses	949	23	972	992	18	1,011
Provision for loan losses	150	24	174	135	32	167
Interest expense	1,315	170	1,485	995	139	1,135
Equity income	—	14	14	—	37	37
Income before income taxes	$732	$90	$822	$679	$87	$766

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	North America	International	Total	North America	International	Total
Total revenue	$6,948	$781	$7,729	$6,218	$622	$6,840
Operating expenses	754	184	937	727	172	899
Leased vehicle expenses	1,973	46	2,019	2,015	35	2,050
Provision for loan losses	321	57	378	249	49	298
Interest expense	2,544	337	2,881	1,872	262	2,134
Equity income	—	45	45	—	78	78
Income before income taxes	$1,355	$204	$1,559	$1,356	$181	$1,537

	June 30, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Finance receivables, net	$81,923	$6,229	$88,151	$78,148	$6,489	$84,637
Leased vehicles, net	$29,987	$358	$30,345	$30,227	$356	$30,582
Total assets	$127,780	$9,542	$137,322	$122,128	$9,883	$132,011
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.4 billion and $7.7 billion at June 30, 2024 and December 31, 2023.

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
Results of Operations
Key Drivers Income before income taxes for the six months ended June 30, 2024 increased to $1.6 billion from $1.5 billion for the six months ended June 30, 2023. Key drivers of the change include the following:
•Finance charge income on retail finance receivables increased $607 million primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Finance charge income on commercial finance receivables increased $197 million primarily due to an increase in the size of the portfolio and an increase in the effective yield as a result of higher benchmark rates.
•Other income increased $121 million primarily due to higher investment income resulting from an increase in the average investment balance and an increase in benchmark interest rates.
•Interest expense increased $747 million primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
•Provision for loan losses increased $80 million primarily due to moderating credit performance and recovery rates, partially offset by a decrease due to lower loan originations.
Non-GAAP Measure
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 15.5% for the four quarters ended June 30, 2024 from 17.6% for the four quarters ended June 30, 2023, primarily due to lower earnings.
Return on Average Tangible Common Equity We use return on average tangible common equity, a non-GAAP measure, to measure our contribution to General Motors Company's (GM) enterprise profitability and cash flows. Our return on average tangible common equity decreased to 17.0% for the four quarters ended June 30, 2024 from 19.3% for the four quarters ended June 30, 2023, primarily due to lower earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	June 30, 2024	June 30, 2023
Net income attributable to common shareholder	$2,118	$2,331

Average equity	$15,623	$15,244
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,654	13,275
Less: average goodwill and intangible assets	(1,182)	(1,174)
Average tangible common equity	$12,472	$12,101

Return on average common equity	15.5%	17.6%
Return on average tangible common equity	17.0%	19.3%
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
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Average Earning Assets	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Average retail finance receivables	$73,553	$68,705	$4,848	7.1%
Average commercial finance receivables	15,858	10,954	4,904	44.8%
Average finance receivables	89,411	79,659	9,752	12.2%
Average leased vehicles, net	30,203	31,680	(1,476)	(4.7)%
Average earning assets	$119,614	$111,339	$8,275	7.4%

Retail finance receivables purchased	$8,623	$9,102	$(479)	(5.3)%
Leased vehicles purchased	$4,963	$4,585	$378	8.2%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 37.5% and 41.4% for the three months ended June 30, 2024 and 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 46.9% and 44.2% at June 30, 2024 and 2023.
Leased vehicles purchased increased primarily due to growth in GM sales and higher lease sales mix.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Finance charge income
Retail finance receivables	$1,548	$1,267	$281	22.2%
Commercial finance receivables	$328	$223	$105	47.0%
Leased vehicle income	$1,803	$1,820	$(17)	(1.0)%
Other income	$239	$187	$52	27.7%
Equity income	$14	$37	$(23)	(62.7)%
Effective yield - retail finance receivables	8.5%	7.4%
Effective yield - commercial finance receivables	8.3%	8.2%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased primarily due to an increase in the size of the portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in the average investment balance and an increase in benchmark interest rates.

Costs and Expenses	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Operating expenses	$479	$456	$23	5.0%
Leased vehicle expenses	$972	$1,011	$(39)	(3.8)%
Provision for loan losses	$174	$167	$7	4.1%
Interest expense	$1,485	$1,135	$350	30.9%
Average debt outstanding	$107,692	$99,744	$7,948	8.0%
Effective rate of interest on debt	5.5%	4.6%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% for both the three months ended June 30, 2024 and 2023.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 26.2% and 26.8% of income before income taxes and equity income for the three months ended June 30, 2024 and 2023.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(9) million and $11 million for the three months ended June 30, 2024 and 2023. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(159) million and an insignificant amount for the three months ended June 30, 2024 and 2023. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the three months ended June 30, 2024 was primarily due to depreciating values of the Mexican Peso and Brazilian Real in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Average Earning Assets	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Average retail finance receivables	$73,199	$67,664	$5,535	8.2%
Average commercial finance receivables	15,003	10,891	4,112	37.8%
Average finance receivables	88,202	78,555	9,647	12.3%
Average leased vehicles, net	30,284	31,994	(1,710)	(5.3)%
Average earning assets	$118,486	$110,549	$7,937	7.2%

Retail finance receivables purchased	$16,952	$18,206	$(1,254)	(6.9)%
Leased vehicles purchased	$9,271	$8,511	$760	8.9%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 38.6% and 43.5% for the six months ended June 30, 2024 and 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 46.9% and 44.2% at June 30, 2024 and 2023.
Leased vehicles purchased increased primarily due to growth in GM sales and higher lease sales mix.

Revenue	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Finance charge income
Retail finance receivables	$3,041	$2,434	$607	24.9%
Commercial finance receivables	$621	$424	$197	46.4%
Leased vehicle income	$3,603	$3,638	$(35)	(1.0)%
Other income	$464	$343	$121	35.2%
Equity income	$45	$78	$(32)	(41.7)%
Effective yield - retail finance receivables	8.4%	7.3%
Effective yield - commercial finance receivables	8.3%	7.9%
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
Other Income Other income increased primarily due to higher investment income resulting from an increase in the average investment balance and an increase in benchmark interest rates.

Costs and Expenses	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Operating expenses	$937	$899	$39	4.3%
Leased vehicle expenses	$2,019	$2,050	$(31)	(1.5)%
Provision for loan losses	$378	$298	$80	26.7%
Interest expense	$2,881	$2,134	$747	35.0%
Average debt outstanding	$106,465	$98,316	$8,149	8.3%
Effective rate of interest on debt	5.4%	4.4%

GENERAL MOTORS FINANCIAL COMPANY, INC.
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% for both the six months ended June 30, 2024 and 2023.
Provision for Loan Losses Provision for loan losses increased primarily due to moderating credit performance and recovery rates, partially offset by a decrease due to lower loan originations.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 27.2% and 26.2% of income before income taxes and equity income for the six months ended June 30, 2024 and 2023.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $17 million and $(42) million for the six months ended June 30, 2024 and 2023. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(224) million and $102 million for the six months ended June 30, 2024 and 2023. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the six months ended June 30, 2024 was primarily due to depreciating values of the Brazilian Real, Mexican Peso, Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation gain for the six months ended June 30, 2023 was primarily due to appreciating values of the Mexican Peso, Brazilian Real, and Canadian Dollar, partially offset by the depreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$55,411	75.6%	$54,882	75.5%
Near-prime - FICO Score 620 to 679	8,736	11.9	8,647	11.9
Sub-prime - FICO Score less than 620	9,188	12.5	9,200	12.6
Retail finance receivables	73,335	100.0%	72,729	100.0%
Less: allowance for loan losses	(2,261)		(2,308)
Retail finance receivables, net	$71,074		$70,421
Number of outstanding contracts	3,191,713		3,121,144
Average amount of outstanding contracts (in dollars)(a)	$22,977		$23,302
Allowance for loan losses as a percentage of retail finance receivables	3.1%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	June 30, 2024		June 30, 2023
	Amount	Percent	Amount	Percent
31 - 60 days	$1,551	2.1%	$1,284	1.8%
Greater than 60 days	509	0.7	430	0.6
Total finance receivables more than 30 days delinquent	2,060	2.8	1,714	2.5
In repossession	64	0.1	51	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,124	2.9%	$1,765	2.5%
At June 30, 2024, delinquency increased from June 30, 2023 but continued to be lower than historical levels. We expect that delinquency will increase over time but may remain below our historical levels due to improvement in the credit mix of the portfolio.
Loan Modifications Loan modifications extended to the borrowers experiencing financial difficulty were insignificant for the three and six months ended June 30, 2024 and 2023. Refer to Note 3 to our condensed consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Charge-offs	$411	$323	$816	$645
Less: recoveries	(222)	(191)	(434)	(377)
Net charge-offs	$189	$132	$382	$269
Net charge-offs as an annualized percentage of average retail finance receivables	1.0%	0.8%	1.0%	0.8%
Net charge-offs for the three and six months ended June 30, 2024 increased compared to the same periods in 2023, primarily due to moderating credit performance and lower recovery rates, but continued to be lower than historical levels. We expect net charge-offs will increase over time but may remain below our historical levels due to improvement in the credit mix of the portfolio.

Commercial Finance Receivables	June 30, 2024	December 31, 2023
Commercial finance receivables	$17,127	$14,251
Less: allowance for loan losses	(50)	(36)
Commercial finance receivables, net	$17,078	$14,216
Number of dealers	2,513	2,512
Average carrying amount per dealer	$7	$6
Allowance for loan losses as a percentage of commercial finance receivables	0.3%	0.3%
No commercial loans were modified for the three and six months ended June 30, 2024 and 2023. Activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2024 and 2023, and substantially all of our commercial finance receivables were current with respect to payment status at June 30, 2024 and December 31, 2023.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating leases purchased	104	99	197	185
Operating leases terminated	114	128	233	254
Operating leased vehicles returned(a)	26	7	54	20
Percentage of leased vehicles returned(b)	23%	5%	23%	8%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Return rates for the three and six months ended June 30, 2024 increased compared to the same periods in 2023 due to decreased used vehicle values. The return rates continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $215 million and $417 million for the three and six months ended June 30, 2024 compared to $229 million and $435 million for the same periods in 2023. The decrease in gains is primarily due to fewer terminated leases.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	June 30, 2024			December 31, 2023
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$12,598	622	67.3%	$12,830	648	67.5%
Trucks	7,090	214	23.2	6,793	210	21.9
SUVs	2,128	53	5.8	2,304	58	6.0
Cars	620	34	3.7	734	44	4.6
Total	$22,436	924	100.0%	$22,661	960	100.0%
At June 30, 2024 and 2023, 99.4% and 99.5% of our operating leases were current with respect to payment status.
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
The following table summarizes our available liquidity:

Liquidity	June 30, 2024	December 31, 2023
Cash and cash equivalents(a)	$7,448	$5,282
Borrowing capacity on unpledged eligible assets	25,328	21,946
Borrowing capacity on committed unsecured lines of credit	714	687
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$36,490	$30,915
_________________
(a)Includes $826 million and $380 million in unrestricted cash outside of the U.S. at June 30, 2024 and December 31, 2023. Certain amounts of which are considered to be indefinitely invested based on specific plans for reinvestment.
We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At June 30, 2024, available liquidity exceeded our liquidity targets.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Cash Flow The following table summarizes our cash flow activities. For further detail, please refer to the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023
Net cash provided by (used in) operating activities	$3,214	$3,411	$(197)
Net cash provided by (used in) investing activities	$(5,781)	$(4,445)	$(1,336)
Net cash provided by (used in) financing activities	$4,760	$3,010	$1,750
Net cash provided by operating activities decreased primarily due to an increase in interest paid and a net decrease in cash provided by counterparty derivative collateral posting activities, partially offset by an increase in finance charge income.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. As of July 16, 2024, all credit ratings remained unchanged since December 31, 2023.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At June 30, 2024, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,794	$1,050
Revolving commercial asset-secured facilities(b)	4,273	642
Total secured	27,067	1,693
Unsecured committed facilities	737	23
Unsecured uncommitted facilities(c)	1,870	1,870
Total unsecured	2,607	1,893
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$32,675	$3,585
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had no advances outstanding and $570 million in unused borrowing capacity on these uncommitted facilities at June 30, 2024.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.7 billion in unused borrowing capacity on these facilities at June 30, 2024.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance at June 30, 2024
2019	November 2026			$500	$22
2020	December 2025	-	August 2028	$10,416	1,424
2021	December 2026	-	June 2034	$13,900	3,417
2022	January 2026	-	October 2035	$23,711	8,233
2023	January 2027	-	August 2036	$23,573	17,338
2024	July 2024	-	December 2036	$13,523	12,584
Total active securitizations					$43,016
_________________
(a)Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables and leases pledged.
(b)At historical foreign currency exchange rates at the time of issuance.
Our securitizations and credit facilities generally utilize special purpose entities, which are also variable interest entities that meet the requirements to be consolidated in our financial statements. Refer to Note 7 to our condensed consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At June 30, 2024, the aggregate principal amount of our outstanding unsecured senior notes was $56.1 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At June 30, 2024, we had $3.7 billion outstanding in demand notes and $3.3 billion under the U.S. commercial paper program.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the support agreement with GM (the Support Agreement) was 8.53x and 8.32x at June 30, 2024 and December 31, 2023, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at June 30, 2024:

	2024	2025	2026	2027 and Thereafter
Encumbered assets	$15,102	$37,353	$52,081	$66,434
Unencumbered assets	33,146	48,512	60,653	70,888
Total assets	48,248	85,864	112,734	137,322

Secured debt	10,164	25,139	35,051	44,711
Unsecured debt	10,756	22,330	31,161	66,910
Total debt(a)	20,920	47,470	66,212	111,621
Net excess liquidity	$27,328	$38,394	$46,522	$25,701
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
•changes in tax regulations and earnings forecasts could prevent full utilization of available tax incentives and tax credits;

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.1
Fifty-Fourth Supplemental Indenture, dated April 4, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.550% Senior Notes due 2029 and 5.950% Senior Notes due 2034, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 4, 2024
Incorporated by Reference

4.2
Fifty-Fifth Supplemental Indenture, dated June 18, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2027, 5.350% Senior Notes due 2027 and 5.600% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 18, 2024
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	July 23, 2024	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer