Form 10-Q
period 2024-09-30
General Motors Financial Company, Inc.
filed 2024-10-22
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 21, 2024, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$4,852	$5,282
Finance receivables, net of allowance for loan losses of $2,377 and $2,344 (Note 3; Note 7)	90,985	84,637
Leased vehicles, net (Note 4; Note 7)	30,956	30,582
Goodwill and intangible assets	1,176	1,184
Equity in net assets of nonconsolidated affiliates (Note 5)	1,570	1,670
Related party receivables (Note 2)	407	540
Other assets (Note 7)	7,814	8,116
Total assets	$137,759	$132,011
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7)	$43,570	$45,243
Unsecured debt (Note 6)	67,796	60,084
Deferred income	2,350	2,313
Related party payables (Note 2)	101	445
Other liabilities	8,362	8,383
Total liabilities	122,180	116,468
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,806	8,783
Accumulated other comprehensive income (loss)	(1,430)	(1,208)
Retained earnings	8,203	7,967
Total shareholders' equity	15,580	15,542
Total liabilities and shareholders' equity	$137,759	$132,011
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Finance charge income	$1,965	$1,621	$5,627	$4,480
Leased vehicle income	1,828	1,820	5,431	5,458
Other income	238	200	702	543
Total revenue	4,031	3,641	11,760	10,481
Costs and expenses
Operating expenses	478	461	1,416	1,359
Leased vehicle expenses	1,027	998	3,046	3,048
Provision for loan losses (Note 3)	298	235	676	533
Interest expense	1,550	1,240	4,431	3,374
Total costs and expenses	3,354	2,933	9,569	8,314
Equity income (Note 5)	10	33	55	111
Income before income taxes	687	741	2,246	2,278
Income tax provision (Note 11)	189	184	601	565
Net income (loss)	499	558	1,646	1,713
Less: cumulative dividends on preferred stock	30	30	89	89
Net income (loss) attributable to common shareholder	$469	$528	$1,557	$1,624

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$499	$558	$1,646	$1,713
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $17, $(26) $11, $(13)	(50)	80	(34)	38
Foreign currency translation adjustment	35	(70)	(188)	32
Other comprehensive income (loss), net of tax	(15)	10	(222)	70
Comprehensive income (loss)	$483	$568	$1,423	$1,783
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2023	$—	$—	$8,742	$(1,373)	$7,641	$15,010
Net income (loss)	—	—	—	—	584	584
Other comprehensive income (loss)	—	—	—	49	—	49
Stock-based compensation	—	—	7	—	—	7
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2023	—	—	8,749	(1,323)	7,775	15,201
Net income (loss)	—	—	—	—	571	571
Other comprehensive income (loss)	—	—	—	11	—	11
Stock-based compensation	—	—	11	—	—	11
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2023	—	—	8,760	(1,312)	7,837	15,284
Net income (loss)	—	—	—	—	558	558
Other comprehensive income (loss)	—	—	—	10	—	10
Stock based compensation	—	—	10	—	—	10
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at September 30, 2023	$—	$—	$8,770	$(1,302)	$7,944	$15,412

Balance at January 1, 2024	$—	$—	$8,783	$(1,208)	$7,967	$15,542
Net income (loss)	—	—	—	—	536	536
Other comprehensive income (loss)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	6	—	—	6
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2024	—	—	8,789	(1,246)	8,054	15,596
Net income (loss)	—	—	—	—	610	610
Other comprehensive income (loss)	—	—	—	(168)	—	(168)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2024	—	—	8,797	(1,414)	8,155	15,538
Net income (loss)	—	—	—	—	499	499
Other comprehensive income (loss)	—	—	—	(15)	—	(15)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at September 30, 2024	$—	$—	$8,806	$(1,430)	$8,203	$15,580
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,646	$1,713
Depreciation and amortization	3,940	3,935
Accretion and amortization of loan and leasing fees	(1,100)	(995)
Undistributed earnings of nonconsolidated affiliates, net	(55)	(111)
Provision for loan losses	676	533
Deferred income taxes	867	(15)
Stock-based compensation	30	29
Gain on termination of leased vehicles	(605)	(664)
Other operating activities	(41)	(160)
Changes in assets and liabilities:
Other assets	(67)	(510)
Other liabilities	231	701
Related party payables	(406)	406
Net cash provided by (used in) operating activities	5,114	4,862
Cash flows from investing activities
Purchases and funding of finance receivables	(26,473)	(27,675)
Principal collections and recoveries on finance receivables	23,524	21,132
Net change in floorplan and other short-duration receivables	(4,749)	(701)
Purchases of leased vehicles	(11,243)	(10,247)
Proceeds from termination of leased vehicles	8,627	9,860
Other investing activities	(15)	(272)
Net cash provided by (used in) investing activities	(10,329)	(7,903)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	87	(24)
Borrowings and issuances of secured debt	18,597	23,898
Payments on secured debt	(20,169)	(20,827)
Borrowings and issuances of unsecured debt	19,545	13,441
Payments on unsecured debt	(11,713)	(10,823)
Debt issuance costs	(142)	(116)
Dividends paid	(1,469)	(1,469)
Net cash provided by (used in) financing activities	4,735	4,080
Net increase (decrease) in cash, cash equivalents and restricted cash	(480)	1,038
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(67)	41
Cash, cash equivalents and restricted cash at beginning of period	8,249	6,676
Cash, cash equivalents and restricted cash at end of period	$7,702	$7,755
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2024
Cash and cash equivalents	$4,852
Restricted cash included in other assets	2,850
Total	$7,702
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
The condensed consolidated financial statements at September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $1.2 billion and $629 million for the three months ended September 30, 2024 and 2023, and $2.9 billion and $2.3 billion for the nine months ended September 30, 2024 and 2023. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise is the GM global segment responsible for the development and commercialization of autonomous vehicle technology. We have a multi-year credit agreement with Cruise whereby we may provide advances to Cruise, over time, through 2024, to fund the purchase of autonomous vehicles from GM in support of commercialization. Advances under this credit agreement are guaranteed by GM Cruise Holdings LLC. At September 30, 2024 and December 31, 2023, Cruise had $395 million and $353 million of borrowings outstanding and access to an additional $3.4 billion in advances under the credit agreement. Amounts due from Cruise are included in finance receivables, net.

We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During the nine months ended September 30, 2024, we moved from a taxes payable position of $384 million to a taxes receivable position of $20 million, primarily due to a change in our tax depreciation method. During the nine months ended September 30, 2024, no payments were made to GM for state and federal income taxes. During the nine months ended September 30, 2023, we made payments of $67 million to GM for state and federal income taxes related to the tax years 2022 through 2023. Amounts owed to GM for income taxes are recorded as a related party payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	September 30, 2024	December 31, 2023
Commercial finance receivables due from dealers consolidated by GM	$208	$164
Commercial finance receivables due from Cruise	$395	$353
Subvention receivable from GM	$350	$508
Commercial loan funding payable to GM	$96	$55
Taxes receivable from (payable to) GM	$20	$(384)

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2024	2023	2024	2023
Interest subvention earned on retail finance receivables(a)	$320	$289	$943	$826
Interest subvention earned on commercial finance receivables(a)	$26	$30	$82	$79
Leased vehicle subvention earned(b)	$385	$382	$1,108	$1,165
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility and a three-year, $4.1 billion facility. We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at September 30, 2024 and December 31, 2023. In March 2024, GM renewed the GM Revolving 364-Day Credit Facility, which matures on March 27, 2025.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	September 30, 2024	December 31, 2023
Retail finance receivables
Retail finance receivables(a)	$74,384	$72,729
Less: allowance for loan losses	(2,323)	(2,308)
Total retail finance receivables, net	72,060	70,421
Commercial finance receivables
Commercial finance receivables(a)(b)	18,978	14,251
Less: allowance for loan losses	(54)	(36)
Total commercial finance receivables, net	18,924	14,216
Total finance receivables, net	$90,985	$84,637
Fair value utilizing Level 2 inputs	$18,924	$14,216
Fair value utilizing Level 3 inputs	$73,614	$70,911
________________
(a)    Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)    Includes dealer financing of $18.1 billion and $13.4 billion, and other financing of $926 million and $830 million at September 30, 2024 and December 31, 2023. Commercial finance receivables are presented net of dealer cash management balances of $3.2 billion and $2.6 billion at September 30, 2024 and December 31, 2023.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for retail loan losses beginning balance	$2,261	$2,166	$2,308	$2,062
Provision for loan losses	293	236	658	534
Charge-offs	(439)	(366)	(1,255)	(1,012)
Recoveries	217	196	652	573
Foreign currency translation and other	(10)	(8)	(39)	66
Allowance for retail loan losses ending balance	$2,323	$2,224	$2,323	$2,224
The allowance for retail loan losses as a percentage of retail finance receivables was 3.1% and 3.2% at September 30, 2024 and December 31, 2023.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at September 30, 2024 and December 31, 2023:

	Year of Origination						September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$17,609	$17,704	$11,118	$6,255	$3,084	$544	$56,315	75.7%
Near-prime - FICO Score 620 to 679	2,717	2,457	1,678	1,227	568	218	8,864	11.9
Sub-prime - FICO Score less than 620	2,752	2,326	1,758	1,311	639	419	9,205	12.4
Retail finance receivables	$23,078	$22,487	$14,553	$8,793	$4,291	$1,181	$74,384	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime - FICO Score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime - FICO Score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9
Sub-prime - FICO Score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status for each vintage of the portfolio at September 30, 2024 and December 31, 2023, as well as summary totals for September 30, 2023. The tables also present gross charge offs by vintage for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Year of Origination						September 30, 2024		September 30, 2023
	2024	2023	2022	2021	2020	Prior	Total	Percent	Total	Percent
0 - 30 days	$22,754	$21,853	$13,961	$8,328	$4,060	$1,021	$71,977	96.8%	$69,735	97.3%

31 - 60 days	231	442	419	338	171	117	1,718	2.3	1,424	2.0
Greater than 60 days	81	167	155	116	55	41	616	0.8	488	0.7
Finance receivables more than 30 days delinquent	312	609	574	454	227	158	2,333	3.1	1,911	2.7
In repossession	13	25	18	11	4	2	73	0.1	58	0.1
Finance receivables more than 30 days delinquent or in repossession	325	634	592	465	231	160	2,407	3.2	1,969	2.7
Retail finance receivables	$23,078	$22,487	$14,553	$8,793	$4,291	$1,181	$74,384	100.0%	$71,704	100.0%
Gross charge-offs	$68	$401	$372	$234	$98	$82	$1,255

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0 - 30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%

31 - 60 days	318	470	415	227	130	78	1,637	2.3
Greater than 60 days	102	168	142	76	42	29	559	0.8
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0
In repossession	17	20	14	6	3	1	61	0.1
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
Gross charge-offs	$143	$494	$399	$192	$108	$87	$1,423
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $900 million and $809 million at September 30, 2024 and December 31, 2023. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.

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
The amortized costs at September 30, 2024 and 2023 of the loans modified during the three and nine months ended September 30, 2024 and 2023 were insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three and nine months ended September 30, 2024 and 2023.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at September 30, 2024 and December 31, 2023:

	Year of Origination							September 30, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$15,712	$272	$235	$380	$256	$280	$37	$17,173	95.1%
II	453	—	4	26	3	1	—	487	2.7
III	341	10	4	—	24	—	12	393	2.2
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$16,507	$282	$244	$406	$283	$281	$49	$18,052	100.0%

	Year of Origination							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,638	$295	$417	$297	$301	$85	$11	$13,043	97.2%
II	182	—	2	2	—	—	—	187	1.4
III	152	1	15	12	—	11	—	192	1.4
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$11,971	$296	$435	$311	$301	$96	$11	$13,422	100.0%
Floorplan advances comprise 99.4% and 99.7% of the total revolving balances at September 30, 2024 and December 31, 2023. Dealer term loans are presented by year of origination.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At September 30, 2024 and December 31, 2023, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2024 and 2023. There were no commercial finance receivables on nonaccrual status at September 30, 2024 and December 31, 2023.
There were no charge-offs during the nine months ended September 30, 2024, and no loan modifications were extended to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.
Note 4. Leased Vehicles

	September 30, 2024	December 31, 2023
Leased vehicles(a)	$37,549	$37,921
Less: accumulated depreciation	(6,593)	(7,338)
Leased vehicles, net	$30,956	$30,582
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.
Depreciation expense related to leased vehicles, net was $1.2 billion for both the three months ended September 30, 2024 and 2023 and $3.6 billion and $3.7 billion for the nine months ended September 30, 2024 and 2023.
The following table summarizes minimum rental payments due to us as lessor under operating leases at September 30, 2024:

	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments under operating leases	$1,411	$4,746	$2,849	$842	$70	$1	$9,920
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
There have been no ownership changes in our joint ventures since December 31, 2023. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2024	2023	2024	2023
Finance charge income	$217	$328	$751	$1,071
Income before income taxes	$36	$127	$208	$423
Net income	$27	$95	$156	$317
At September 30, 2024 and December 31, 2023, we had undistributed earnings of $720 million and $837 million related to our nonconsolidated affiliates. In September 2024, SAIC-GMAC Automotive Finance Company Limited declared a $491 million cash dividend of which our share was $172 million. The dividend payment, net of tax, was received on October 18, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,309	$1,309	$4,960	$4,960
Securitization notes payable	42,261	42,520	40,284	40,012
Total secured debt	43,570	43,830	45,243	44,971
Unsecured debt
Senior notes	56,791	57,303	49,990	49,537
Credit facilities	1,980	1,981	2,034	2,026
Other unsecured debt	9,026	9,070	8,060	8,088
Total unsecured debt	67,796	68,354	60,084	59,651
Total secured and unsecured debt	$111,367	$112,183	$105,327	$104,622
Fair value utilizing Level 2 inputs		$110,055		$102,262
Fair value utilizing Level 3 inputs		$2,129		$2,360
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the nine months ended September 30, 2024, we renewed credit facilities with a total borrowing capacity of $24.2 billion, and we issued $18.0 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 5.45% and maturity dates ranging from 2024 to 2037.
Unsecured Debt During the nine months ended September 30, 2024, we issued $12.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.35% and maturity dates ranging from 2027 to 2034.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2024, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2024	December 31, 2023
Restricted cash(a)	$2,632	$2,765
Finance receivables	$50,513	$46,648
Lease related assets	$12,292	$15,794
Secured debt	$43,575	$45,299
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	September 30, 2024			December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$33,190	$207	$278	$18,379	$75	$238
Cash flow hedges
Interest rate swaps	1,881	17	10	2,381	17	16
Foreign currency swaps	8,993	284	218	8,003	144	311
Derivatives not designated as hedges
Interest rate contracts	118,346	883	1,334	134,683	1,573	1,997
Foreign currency contracts	195	—	3	—	—	—
Total	$162,605	$1,391	$1,842	$163,446	$1,809	$2,563
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At September 30, 2024 and December 31, 2023, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $957 million and $1.2 billion. At September 30, 2024 and December 31, 2023, we held $225 million and $457 million of collateral from counterparties that was available for netting against our asset positions. At September 30, 2024 and December 31, 2023, we had $819 million and $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Unsecured debt	$37,970	$33,551	$771	$1,029
 _________________
(a)Includes $752 million and $872 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2024 and December 31, 2023.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(450)	$—	$327	$—	$(258)	$—	$443	$—
Interest rate swaps	396	—	(334)	—	109	—	(454)	—
Cash flow hedges
Interest rate swaps	2	—	10	—	13	—	29	—
Hedged items - foreign currency swaps(c)	—	(413)	—	260	—	(205)	—	60
Foreign currency swaps	(27)	413	(40)	(260)	(103)	207	(114)	(60)
Derivatives not designated as hedges
Interest rate contracts	2	—	48	—	77	—	158	—
Foreign currency contracts	—	(3)	—	—	—	(3)	—	—
Total income (loss) recognized	$(77)	$(3)	$11	$—	$(161)	$(2)	$63	$—
_________________
(a)Total interest expense was $1.6 billion and $1.2 billion for the three months ended September 30, 2024 and 2023, and $4.4 billion and $3.4 billion for the nine months ended September 30, 2024 and 2023.
(b)Total operating expenses were $478 million and $461 million for the three months ended September 30, 2024 and 2023, and $1.4 billion for both the nine months ended September 30, 2024 and 2023.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedges
Interest rate swaps	$(5)	$15	$21	$12
Foreign currency swaps	246	(154)	31	(81)
Total	$241	$(139)	$52	$(69)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedges
Interest rate swaps	$(1)	$(7)	$(8)	$(22)
Foreign currency swaps	(291)	226	(78)	129
Total	$(292)	$219	$(86)	$107
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to interest expense. During the next 12 months, we estimate $39 million of losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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

In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2024, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $152 million, and we have accrued $131 million.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.

In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of additional losses is up to $170 million at September 30, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Shareholders' Equity

	September 30, 2024	December 31, 2023
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During both the nine months ended September 30, 2024 and 2023, our Board of Directors declared and paid dividends of $1.4 billion on our common stock to General Motors Holdings LLC.

	September 30, 2024	December 31, 2023
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During both the nine months ended September 30, 2024 and 2023, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss) on hedges
Beginning balance	$14	$(63)	$(3)	$(21)
Change in value of hedges, net of tax	(50)	80	(34)	38
Ending balance	$(37)	$17	$(37)	$17
Foreign currency translation adjustment
Beginning balance	$(1,429)	$(1,250)	$(1,206)	$(1,352)
Translation gain (loss)	35	(70)	(188)	32
Ending balance	$(1,394)	$(1,320)	$(1,394)	$(1,320)
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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	North America	International	Total	North America	International	Total
Total revenue	$3,667	$364	$4,031	$3,290	$351	$3,641
Operating expenses	389	90	478	365	96	461
Leased vehicle expenses	1,006	21	1,027	978	21	998
Provision for loan losses	277	21	298	197	38	235
Interest expense	1,385	165	1,550	1,086	154	1,240
Equity income	—	10	10	—	33	33
Income before income taxes	$610	$77	$687	$665	$76	$741

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	North America	International	Total	North America	International	Total
Total revenue	$10,615	$1,145	$11,760	$9,508	$973	$10,481
Operating expenses	1,142	273	1,416	1,091	268	1,359
Leased vehicle expenses	2,979	67	3,046	2,993	55	3,048
Provision for loan losses	598	77	676	446	87	533
Interest expense	3,930	502	4,431	2,958	416	3,374
Equity income	—	55	55	—	111	111
Income before income taxes	$1,965	$281	$2,246	$2,021	$257	$2,278

	September 30, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Finance receivables, net	$84,573	$6,412	$90,985	$78,148	$6,489	$84,637
Leased vehicles, net	$30,601	$355	$30,956	$30,227	$356	$30,582
Total assets	$128,021	$9,739	$137,759	$122,128	$9,883	$132,011
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.4 billion and $7.7 billion at September 30, 2024 and December 31, 2023.

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
Results of Operations
Key Drivers Income before income taxes was relatively flat for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Changes in the key drivers of income before income taxes include the following:
•Finance charge income on retail finance receivables increased $844 million primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Finance charge income on commercial finance receivables increased $303 million primarily due to an increase in the size of the portfolio.
•Other income increased $159 million primarily due to higher investment income resulting from an increase in the average investment balance.
•Equity income decreased $56 million primarily due to lower earning asset levels and increased provision for loan losses at our joint ventures in China.
•Interest expense increased $1.1 billion primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
•Provision for loan losses increased $143 million primarily due to moderating credit performance and recovery rates.
Non-GAAP Measure
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. Our return on average common equity decreased to 15.0% for the four quarters ended September 30, 2024 from 16.4% for the four quarters ended September 30, 2023, primarily due to lower earnings.
Return on Average Tangible Common Equity We use return on average tangible common equity, a non-GAAP measure, to measure our contribution to General Motors Company's (GM) enterprise profitability and cash flows. Our return on average tangible common equity decreased to 16.4% for the four quarters ended September 30, 2024 from 18.0% for the four quarters ended September 30, 2023, primarily due to lower earnings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2024	September 30, 2023
Net income attributable to common shareholder	$2,059	$2,200

Average equity	$15,666	$15,358
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,697	13,389
Less: average goodwill and intangible assets	(1,180)	(1,177)
Average tangible common equity	$12,517	$12,212

Return on average common equity	15.0%	16.4%
Return on average tangible common equity	16.4%	18.0%
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
Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Average Earning Assets	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Average retail finance receivables	$73,944	$70,881	$3,063	4.3%
Average commercial finance receivables	17,449	11,760	5,690	48.4%
Average finance receivables	91,393	82,641	8,753	10.6%
Average leased vehicles, net	30,624	31,326	(702)	(2.2)%
Average earning assets	$122,017	$113,967	$8,051	7.1%

Retail finance receivables purchased	$9,371	$9,499	$(128)	(1.3)%
Leased vehicles purchased	$4,874	$4,323	$551	12.7%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 38.9% and 40.8% for the three months ended September 30, 2024 and 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 47.4% and 45.0% at September 30, 2024 and 2023.
Leased vehicles purchased increased primarily due to growth in GM sales, higher lease sales mix and higher net capitalized cost.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Revenue	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Finance charge income
Retail finance receivables	$1,609	$1,371	$237	17.3%
Commercial finance receivables	$356	$250	$106	42.4%
Leased vehicle income	$1,828	$1,820	$9	0.5%
Other income	$238	$200	$38	19.0%
Equity income	$10	$33	$(24)	(71.2)%
Effective yield - retail finance receivables	8.7%	7.7%
Effective yield - commercial finance receivables	8.1%	8.4%
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
Other Income Other income increased primarily due to higher investment income resulting from an increase in the average investment balance.
Equity Income Equity income decreased primarily due to lower earning asset levels and increased provision for loan losses at our joint ventures in China. GM continues to face intense price competition and an increasingly challenging regulatory environment in China, which negatively impacts GM’s sales volume and profitability in its China operations. In addition, we face intense price competition from other auto lenders in China. As a result, the origination volume and earning assets balance have decreased at our joint ventures. GM is working with its joint venture partners and expects to have an updated business plan in China. Based on this business plan GM could record material future charges in the near term. Accordingly, while our operations in China remain overall profitable, we expect to assess the carrying value of our equity investments in light of these activities, which could also result in future charges.

Costs and Expenses	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Operating expenses	$478	$461	$17	3.8%
Leased vehicle expenses	$1,027	$998	$29	2.9%
Provision for loan losses	$298	$235	$63	26.9%
Interest expense	$1,550	$1,240	$310	25.0%
Average debt outstanding	$110,363	$101,917	$8,446	8.3%
Effective rate of interest on debt	5.6%	4.8%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% for both the three months ended September 30, 2024 and 2023.
Provision for Loan Losses Provision for loan losses increased primarily due to moderating credit performance.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 27.8% and 25.9% of income before income taxes and equity income for the three months ended September 30, 2024 and 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(50) million and $80 million for the three months ended September 30, 2024 and 2023. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $35 million and $(70) million for the three months ended September 30, 2024 and 2023. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended September 30, 2024 was primarily due to appreciating values of the Chinese Yuan Renminbi, Brazilian Real, and Canadian Dollar, partially offset by the depreciating value of the Mexican Peso in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended September 30, 2023 was primarily due to depreciating values of the Brazilian Real, Canadian Dollar, and Chilean Peso in relation to the U.S. Dollar.
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Average Earning Assets	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Average retail finance receivables	$73,455	$68,740	$4,715	6.9%
Average commercial finance receivables	15,770	11,179	4,591	41.1%
Average finance receivables	89,225	79,919	9,306	11.6%
Average leased vehicles, net	30,414	31,771	(1,357)	(4.3)%
Average earning assets	$119,638	$111,690	$7,949	7.1%

Retail finance receivables purchased	$26,323	$27,705	$(1,382)	(5.0)%
Leased vehicles purchased	$14,146	$12,834	$1,312	10.2%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 38.7% and 42.5% for the nine months ended September 30, 2024 and 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 47.4% and 45.0% at September 30, 2024 and 2023.
Leased vehicles purchased increased primarily due to growth in GM sales, higher lease sales mix and higher net capitalized cost.

Revenue	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Finance charge income
Retail finance receivables	$4,650	$3,806	$844	22.2%
Commercial finance receivables	$977	$674	$303	44.9%
Leased vehicle income	$5,431	$5,458	$(27)	(0.5)%
Other income	$702	$543	$159	29.3%
Equity income	$55	$111	$(56)	(50.5)%
Effective yield - retail finance receivables	8.5%	7.4%
Effective yield - commercial finance receivables	8.3%	8.1%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations. The effective yield

GENERAL MOTORS FINANCIAL COMPANY, INC.
represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased primarily due to an increase in the size of the portfolio.
Other Income Other income increased primarily due to higher investment income resulting from an increase in the average investment balance.
Equity Income Equity income decreased primarily due to lower earning asset levels and increased provision for loan losses at our joint ventures in China. GM continues to face intense price competition and an increasingly challenging regulatory environment in China, which negatively impacts GM’s sales volume and profitability in its China operations. In addition, we face intense price competition from other auto lenders in China. As a result, the origination volume and earning assets balance have decreased at our joint ventures. GM is working with its joint venture partners and expects to have an updated business plan in China. Based on this business plan GM could record material future charges in the near term. Accordingly, while our operations in China remain overall profitable, we expect to assess the carrying value of our equity investments in light of these activities, which could also result in future charges.

Costs and Expenses	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	Amount	Percentage
Operating expenses	$1,416	$1,359	$56	4.1%
Leased vehicle expenses	$3,046	$3,048	$(1)	—%
Provision for loan losses	$676	$533	$143	26.8%
Interest expense	$4,431	$3,374	$1,057	31.3%
Average debt outstanding	$107,768	$99,515	$8,253	8.3%
Effective rate of interest on debt	5.5%	4.5%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.6% for both the nine months ended September 30, 2024 and 2023.
Provision for Loan Losses Provision for loan losses increased primarily due to moderating credit performance and recovery rates.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 27.4% and 26.1% of income before income taxes and equity income for the nine months ended September 30, 2024 and 2023.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(34) million and $38 million for the nine months ended September 30, 2024 and 2023. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(188) million and $32 million for the nine months ended September 30, 2024 and 2023. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for the nine months ended September 30, 2024 was primarily due to depreciating values of the Mexican Peso, Brazilian Real, and Canadian Dollar, partially offset by the appreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation gain for the nine months ended September 30, 2023 was primarily due to appreciating values of the Mexican Peso and Brazilian Real, partially offset by the depreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$56,315	75.7%	$54,882	75.5%
Near-prime - FICO Score 620 to 679	8,864	11.9	8,647	11.9
Sub-prime - FICO Score less than 620	9,205	12.4	9,200	12.6
Retail finance receivables	74,384	100.0%	72,729	100.0%
Less: allowance for loan losses	(2,323)		(2,308)
Retail finance receivables, net	$72,060		$70,421
Number of outstanding contracts	3,238,752		3,121,144
Average amount of outstanding contracts (in dollars)(a)	$22,967		$23,302
Allowance for loan losses as a percentage of retail finance receivables	3.1%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	September 30, 2024		September 30, 2023
	Amount	Percent	Amount	Percent
31 - 60 days	$1,718	2.3%	$1,424	2.0%
Greater than 60 days	616	0.8	488	0.7
Total finance receivables more than 30 days delinquent	2,333	3.1	1,911	2.7
In repossession	73	0.1	58	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,407	3.2%	$1,969	2.7%
At September 30, 2024, delinquency increased from September 30, 2023, consistent with our expectations of moderating credit performance.
Loan Modifications Loan modifications extended to borrowers experiencing financial difficulty were insignificant for the three and nine months ended September 30, 2024 and 2023. Refer to Note 3 to our condensed consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Charge-offs	$439	$366	$1,255	$1,012
Less: recoveries	(217)	(196)	(652)	(573)
Net charge-offs	$222	$171	$604	$439
Net charge-offs as an annualized percentage of average retail finance receivables	1.2%	1.0%	1.1%	0.9%
Net charge-offs for the three and nine months ended September 30, 2024 increased compared to the same periods in 2023, consistent with our expectations of moderating credit performance and lower recovery rates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	September 30, 2024	December 31, 2023
Commercial finance receivables	$18,978	$14,251
Less: allowance for loan losses	(54)	(36)
Commercial finance receivables, net	$18,924	$14,216
Number of dealers	2,523	2,512
Average carrying amount per dealer	$8	$6
Allowance for loan losses as a percentage of commercial finance receivables	0.3%	0.3%
No commercial loans were modified for the three and nine months ended September 30, 2024 and 2023. Activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2024 and 2023, and substantially all of our commercial finance receivables were current with respect to payment status at September 30, 2024 and December 31, 2023.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating leases purchased	99	93	295	278
Operating leases terminated	92	124	325	377
Operating leased vehicles returned(a)	22	12	76	31
Percentage of leased vehicles returned(b)	24%	9%	23%	8%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Return rates for the three and nine months ended September 30, 2024 increased compared to the same periods in 2023 due to decreased used vehicle values. The return rates continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $188 million and $605 million for the three and nine months ended September 30, 2024 compared to $230 million and $664 million for the same periods in 2023. The decrease in gains is primarily due to fewer terminated leases during 2024.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2024			December 31, 2023
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$12,937	625	67.2%	$12,830	648	67.5%
Trucks	7,303	220	23.6	6,793	210	21.9
SUVs	2,162	53	5.7	2,304	58	6.0
Cars	599	32	3.5	734	44	4.6
Total	$23,001	930	100.0%	$22,661	960	100.0%
At September 30, 2024 and 2023, 99.4% and 99.5% of our operating leases were current with respect to payment status.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Liquidity and Capital Resources
General Our primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net proceeds from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. Our expected material uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses, including investments in new initiatives, income taxes and dividend payments.
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are initially financed by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt.
The following table summarizes our available liquidity:

Liquidity	September 30, 2024	December 31, 2023
Cash and cash equivalents(a)	$4,852	$5,282
Borrowing capacity on unpledged eligible assets	25,717	21,946
Borrowing capacity on committed unsecured lines of credit	720	687
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$34,289	$30,915
_________________
(a)Includes $375 million and $380 million in unrestricted cash outside of the U.S. at September 30, 2024 and December 31, 2023, of which certain amounts are considered to be indefinitely invested based on specific plans for reinvestment.
We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2024, available liquidity exceeded our liquidity targets.
Cash Flow The following table summarizes our cash flow activities. For further detail, please refer to the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023
Net cash provided by (used in) operating activities	$5,114	$4,862	$252
Net cash provided by (used in) investing activities	$(10,329)	$(7,903)	$(2,426)
Net cash provided by (used in) financing activities	$4,735	$4,080	$655
Net cash provided by operating activities increased primarily due to an increase in finance charge income and a net decrease in cash used by counterparty derivative collateral posting activities, partially offset by an increase in interest paid.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. As of October 15, 2024, all credit ratings remained unchanged since December 31, 2023.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.

GENERAL MOTORS FINANCIAL COMPANY, INC.
At September 30, 2024, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,734	$952
Revolving commercial asset-secured facilities(b)	4,474	357
Total secured	27,208	1,309
Unsecured committed facilities	746	26
Unsecured uncommitted facilities(c)	1,953	1,953
Total unsecured	2,699	1,980
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$32,907	$3,289
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had no advances outstanding and $581 million in unused borrowing capacity on these uncommitted facilities at September 30, 2024.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.6 billion in unused borrowing capacity on these facilities at September 30, 2024.
Refer to Note 6 to our condensed consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed. A summary of securitization notes payable is as follows:

Year of Transaction	Maturity Date (a)			Original Note Issuance (b)	Note Balance at September 30, 2024
2019	November 2026			$500	$14
2020	March 2026	-	August 2028	$6,404	876
2021	December 2026	-	June 2034	$13,900	2,958
2022	January 2026	-	October 2035	$19,760	6,382
2023	January 2027	-	August 2036	$23,573	15,974
2024	March 2028	-	March 2037	$17,956	16,061
Total active securitizations					$42,266
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2024, the aggregate principal amount of our outstanding unsecured senior notes was $57.8 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At September 30, 2024, we had $3.7 billion outstanding in demand notes and $3.3 billion under the U.S. commercial paper program.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the support agreement with GM (the Support Agreement) was 8.69x and 8.32x at September 30, 2024 and December 31, 2023, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at September 30, 2024:

	2024	2025	2026	2027 and Thereafter
Encumbered assets	$5,956	$27,798	$46,064	$65,437
Unencumbered assets	28,440	48,993	60,140	72,322
Total assets	34,396	76,791	106,205	137,759

Secured debt	3,966	18,512	30,676	43,577
Unsecured debt	9,636	21,914	30,975	68,836
Total debt(a)	13,602	40,426	61,651	112,413
Net excess liquidity	$20,794	$36,365	$44,554	$25,346
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024, as

GENERAL MOTORS FINANCIAL COMPANY, INC.
required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.1
Fifty-Sixth Supplemental Indenture, dated September 6, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 4.900% Senior Notes due 2029 and 5.450% Senior Notes due 2034, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on September 6, 2024
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 22, 2024	By:	/S/ SUSAN B. SHEFFIELD
Susan B. Sheffield
Executive Vice President and
Chief Financial Officer