Form 10-K
period 2024-12-31
General Motors Financial Company, Inc.
filed 2025-01-28
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of January 27, 2025, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
DOCUMENTS INCORPORATED BY REFERENCE
NONE
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Business
General General Motors Financial Company, Inc. (sometimes referred to as we, us, our, the Company, or GM Financial), the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two reportable segments: North America (the North America Segment) and International (the International Segment).
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
International Segment Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China. The retail financing and leasing programs in our International Segment focus on financing new GM vehicles and select used vehicles. Our commercial lending programs are focused on GM-franchised dealers and their affiliates. We also offer and finance vehicle-related service contracts and other products and services.
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
We seek to maximize net sales proceeds on returned leased vehicles. Net sales proceeds equal gross proceeds less fees and costs for reconditioning and transporting the leased vehicles. We sell returned leased vehicles through either our exclusive online channel or through wholesale auction markets.
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
Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This strategy includes increasing new GM automobile sales by offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
New GM vehicles	$47,562	$44,557	$39,678
Other vehicles	8,487	8,533	9,509
Total	$56,049	$53,090	$49,187

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Service Contracts We market, sell and administer vehicle service protection and other related finance and insurance contracts through GM Protections, LLC, a wholly-owned subsidiary, and its captive insurance subsidiary. These products are sold in the United States, primarily through certain qualified dealers or dealer groups. Our vehicle service contracts (VSC) and protection products where we are the obligor include mechanical service contracts, prepaid maintenance (PPM), guaranteed auto protection (GAP), and excess wear and use (EWU) contracts. We also provide support on marketing, training, and sales strategies to our third-party administrators for additional products where they are the obligor.
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
Floorplan lending is typically structured to yield interest at a floating rate indexed to an appropriate benchmark rate. The rate for a particular dealership is based on, among other things, the dealership's creditworthiness, the amount of the credit line, the dealer's risk rating and whether the dealership is in default. Interest on floorplan loans is generally payable monthly. GM offers floorplan interest subvention in specific International Segment markets, under which GM makes payments to us to cover certain periods of interest on certain floorplan loans. Upon the sale or lease of a financed vehicle, the dealer must repay the advance on the vehicle according to the repayment terms. These repayment terms may vary based on the dealer's risk rating. As a result, funds advanced may be repaid in a short time period, depending on the length of time the dealer holds the vehicle until its sale.

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
Secured Credit Facilities Some loans and leases are funded using secured credit facilities with participating banks providing financing either directly or through institutionally managed conduits. Under these funding agreements, we transfer financial assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such financial assets. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of financial assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities, and the assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under these secured credit facilities bear interest at benchmark rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we also finance loans through the sale of receivables to banks under a full recourse arrangement.
Unsecured Credit Facilities We utilize both committed and uncommitted unsecured credit facilities as an additional source of funding. The financial institutions providing the uncommitted facilities are not obligated to advance funds under them. GM also provides us with financial resources through a $1.0 billion junior subordinated unsecured intercompany revolving credit facility (the Junior Subordinated Revolving Credit Facility) and exclusive access to a $2.0 billion 364-day revolving credit facility (the GM Revolving 364-Day Credit Facility).
Securitizations We also fund loans and leases through public and private securitization transactions. In our securitizations, we transfer loans, leases and related assets to securitization trusts (Trusts), which issue one or more classes of securities backed by the transferred assets. These asset-backed securities are in turn sold to investors. While the Trusts are included in our consolidated financial statements, they are separate legal entities, and the assets held by the Trusts are legally owned by them and are not available to our creditors or creditors of our other Trusts. When we transfer securitized assets to a Trust, we make

GENERAL MOTORS FINANCIAL COMPANY, INC.
certain representations and warranties regarding the securitized assets, including, but not limited to, the terms of the underlying obligations, receipt of good title and an enforceable security interest in the assets, and certain matters regarding our origination and servicing of the securitized assets. We do not make any representations or warranties regarding the future performance of the securitized assets. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any securitized assets, we are obligated to repurchase the affected securitized assets from the Trust. Historically, repurchases due to a breach of a representation or warranty have been insignificant.
We provide various forms of credit enhancement across our securitization structures in both public and private markets. The amount and type of credit enhancement in our securitizations depends, in part, on the net interest margin, collateral characteristics and credit performance trends of the assets transferred, as well as our credit trends, our financial condition, the economic environment and overall auto finance industry credit trends.
The credit enhancements in our securitization transactions may include overcollateralization (whereby the value of the securitized assets transferred to the Trusts is greater than the amount due on asset-backed securities issued by the Trusts) restricted cash accounts, subordinated bonds, and excess spread (when interest collections on the securitization assets exceed the related fees and expenses, including interest payments, on the related securitization structures).
Unsecured Debt We also access the capital markets through the issuance of unsecured notes and commercial paper.
Trade Names We and GM have obtained trademark protection for the AmeriCredit, GM Financial and GMAC names and the logos that incorporate those names. Certain other names, logos and phrases we use in our business operations have also been trademarked. The trademarks that we and GM hold are very important to our identity and recognition in the marketplace.
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
The primary federal agency responsible for ensuring compliance with these consumer protection laws is the Consumer Financial Protection Bureau (CFPB). The CFPB has broad rulemaking, examination and enforcement authority over non-bank automobile finance companies like us. We are subject to supervision and examination by the CFPB as a “larger participant” in the automobile finance market.
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
In Canada, we are subject to both federal and provincial laws and regulations, including the Consumer Protection Acts and Cost of Credit Disclosure regulations. Additionally, we are subject to certain provincial Consumer Reporting Acts and the Personal Information Protection and Electronic Documents Act, as well as provincial counterparts, which regulates how we can collect, use, and/or disclose consumers' personal information.
International Segment In certain countries in the International Segment, we operate as either banks or regulated finance companies and are subject to legal and regulatory restrictions, which vary by country and may change from time to time. The regulatory restrictions, among other things, may require that the regulated entities meet certain minimum capital requirements, may restrict dividend distributions and ownership of certain assets, and may require certain disclosures to prospective customers and restrict certain practices related to the servicing of consumer accounts.
Competition The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions, leasing companies and independent finance companies. Many of these competitors have substantial financial resources, highly competitive funding costs and significant scale and efficiency. Capital inflows from investors to support the growth of new entrants in the

GENERAL MOTORS FINANCIAL COMPANY, INC.
automobile finance market, as well as growth initiatives from more established market participants, have resulted in increasingly competitive conditions. While we have a competitive advantage when GM-sponsored subvention or other support programs are offered exclusively through us to targeted GM dealers and their customers, when no subvention or other support programs are offered, our competitors can often provide financing on terms more favorable to customers or dealers than we may offer. Many of these competitors also have longstanding relationships with automobile dealerships and may offer the dealerships or their customers other products and services that we may not currently provide.
Human Capital In order to achieve our objectives, we must continue to attract, retain, motivate and develop the best talent. We aim to adhere to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, pay workers fairly, promote safety and well-being, and foster an inclusive work environment in which all employees can perform at their best. Our six core values are the foundation of our culture; how we behave encompasses key measures of our performance, including the visible ways we conduct ourselves as we work with one another:
•Integrity - We win with integrity by always doing the right thing.
•Customers for Life - We earn customers for life by putting them at the center of everything we do.
•Teamwork - We promote teamwork to achieve extraordinary results.
•Excellence - We strive to achieve our performance objectives.
•Team Members & Communities - We foster team member growth and invest in our communities.
•Inclusion - We are inclusive by valuing different backgrounds, opinions and ideas.
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
Employees At December 31, 2024, we employed approximately 9,000 people, excluding employees at our joint ventures.
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
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationships with GM-franchised dealerships. GM operates in a very competitive industry with market participants routinely introducing new and improved vehicle models and features, at decreasing price points, designed to meet rapidly evolving consumer expectations. The production and profitable sale of electric vehicles (EVs) is becoming more important to GM’s long-term business and is dependent on consumer adoption of EVs. As GM continues to invest in EVs, we have observed pricing pressures, incentives competition, lower than expected EV adoption rates, low visibility on ramping of EV volumes, increased competition and production from competitors, including in China, and challenging demand, which has led, and may in the future lead, to increased spending and resources, production adjustments, and strategic focus. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, inflationary pressures or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and other incentive programs available through us. Under these programs, GM makes interest supplements or other support payments to us and may offer various incentives to customers who finance their vehicles with us. These programs increase our financing volume and our share of financed GM vehicle sales. When GM adopts marketing strategies from time to time that de-emphasize such programs in favor of other types of incentives, our financing volume is generally impacted.
Also, government safety standards require manufacturers to remedy certain product safety defects through recall campaigns and vehicle repurchases. From time to time, GM may recall or suspend the production or sale of certain GM products to address performance, customer satisfaction, compliance or safety-related issues. Because our business is substantially dependent upon the sale of GM products, such actions could negatively impact our financing volume. Additionally, recalls may affect the demand for used recalled vehicles or impact our timely disposal of repossessed and returned lease vehicles, which may affect the sales proceeds of those vehicles.
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
General We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, inflation, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, changing consumer preferences, government policy shifts, higher vehicle operating costs, declining stock market values, unstable real estate values, increasing unemployment levels, elevated interest rates, general availability of consumer credit, changes in vehicle ownership trends and other factors that impact consumer confidence, behavior or disposable income could increase loss frequency, as well as weaken collateral values on certain types of

GENERAL MOTORS FINANCIAL COMPANY, INC.
automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. No assurance can be given that the underwriting criteria and collection methods we employ will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future financings.
Demand for automobiles may also be impacted by the entrance of non-traditional participants in the automotive industry, who are disrupting the industry's historic business model through the introduction of new products, services, and methods of travel and vehicle ownership.
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms either through our exclusive online channel or through wholesale auction markets. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in, or increase, losses upon our disposition of off-lease or repossessed vehicles, and in the case of repossessed vehicles we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from manufacturer incentives or discounts on new vehicles, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models, increased used vehicle inventory resulting from significant liquidations of rental or fleet inventories and increased trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of vehicles with internal combustion engines, while lower gasoline prices may decrease the wholesale auction values of EVs. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand could result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, we may be unable to sell our used vehicles at sufficient volume and/or pricing.
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At lease inception, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the industry volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Further, the majority of EVs that we finance for GM customers are on operating leases, and there is limited resale history on GM’s newer EVs. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, may adversely affect the profitability of our lease program and financial results. A material decrease in the value of a leased asset group could result in an impairment charge, which would adversely affect our financial results.
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
We maintain an allowance for loan losses on our finance receivables that reflects management's estimates of expected credit losses for these receivables, including assumptions about forecast recovery rates, based on wholesale used vehicle prices. Decreases in used vehicle prices could result in increased severity of credit losses. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense, and results of operations would be adversely affected. A material

GENERAL MOTORS FINANCIAL COMPANY, INC.
adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future financings, thus impairing our ability to finance our business.
An increase in defaults would reduce the cash flows generated by us, distributions of cash to us from our secured debt facilities would be delayed, and the ultimate amount of cash available for distributions to us from such facilities would be less, which would have an adverse effect on our liquidity.
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
We currently have a substantial amount of outstanding indebtedness. In addition, we have guaranteed a substantial amount of indebtedness incurred by several of our subsidiaries. We have also entered into intercompany loan agreements with several of our subsidiaries, providing these companies with access to our liquidity to support originations and other activities. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance and our ability to enter into additional credit facilities and securitization transactions, as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. GM faces intense price competition and an increasingly challenging regulatory environment in China, which negatively impacts GM’s sales volume and profitability in its China operations. In addition, we face intense price competition from other auto lenders in China. As a result of these market challenges and competitive conditions in China, we recorded a $320 million impairment charge to write down our SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) investment to its fair value. Increased competition, increased U.S.-China trade restrictions and economic conditions in China, among other things, may result in reduced profitability and margins, and challenges to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive loan and lease origination volume in China. If our joint ventures are unable to maintain their position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be materially adversely affected.
Pandemics, epidemics, disease outbreaks and other public health crises have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.
Pandemics, epidemics or disease outbreaks in the U.S. or globally have previously disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Any such similar events may adversely impact our global operations, particularly in North America where our profits are most concentrated. We could experience among other things: lower demand for new and used vehicles, resulting in lower loan and lease origination levels; increased customer defaults on automobile loans and leases; lower than expected pricing on used vehicles sold at auction; and an impaired ability to access credit and the capital markets. Any new pandemic or other public health crisis could have a material impact on our business, financial condition and results of operations going forward.
Risks Related to Cybersecurity, Information Technology and Data Management Practices
Security breaches, cyberattacks and other disruptions to information technology systems and networks owned or maintained by us, or third parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.
We rely upon hardware, software and information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our internal and external-facing business processes, activities, products and services. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information (including that of our vendors), as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The confidentiality, integrity and availability of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. We face numerous and evolving risks that threaten the confidentiality, integrity and availability of our systems, networks and information, as well as the risk of operational disruption, failure or capacity constraints of any of the

GENERAL MOTORS FINANCIAL COMPANY, INC.
third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties or other financial intermediaries. Such parties could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Our information technology systems and networks, as well as those of our service providers, are vulnerable to intrusion damage, disruptions or shutdowns caused by attacks by hackers, computer viruses or worms, malware (including ransomware), social engineering attacks (such as phishing), denial of service attacks or breaches due to errors, negligence or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to these systems and networks. Remote and hybrid working arrangements also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We are also vulnerable to malicious code that may be embedded in open-source software as well as “bugs,” misconfigurations and other vulnerabilities associated with commercial software that is integrated into our or our service providers’ systems, networks, products or services. Therefore, no assurance can be given that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and information.
The occurrence of a major cyberattack or other security incident could materially compromise the confidentiality, integrity and/or availability of critical systems and networks and data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims by regulatory agencies or private parties (including class actions) alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the privacy of personal information and security of confidential data; increase our costs of compliance and remediation; require us to change aspects of our business, our systems or our service providers; disrupt our operations; harm our brand and reputation and/or reduce the competitive advantage we hope to derive from our investment in advanced technologies. Although we maintain insurance coverage for various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured or that applicable insurance in the future will be available on economically reasonable terms or at all.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Risks Related to Government Regulations and Litigation
Compliance with laws and regulations can significantly increase our costs and affect how we do business.
We are subject to a wide variety of laws and regulations in the jurisdictions where we operate, including supervision and licensing by numerous governmental entities. These laws and regulations, or changes thereto, can create significant constraints on our operations and result in significant costs related to compliance. Failure to comply with these laws and regulations could impair our ability to continue operating and result in substantial civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses, and damage to reputation, brand and valued customer relationships.
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
We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including consumer protection lawsuits, class action litigation, employment litigation, and regulatory investigations. A negative outcome in one or more of these proceedings could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel, as well as legal and other costs, all of which may be significant. For a further discussion of certain of these matters, refer to Note 10 to our consolidated financial statements.
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
Reporting expectations are also increasing, with a variety of capital providers, regulators, and other stakeholders seeking increased information on climate-related risks and impacts. For example, various policymakers, have adopted or are considering adopting, requirements for companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs and establish novel procedures for internal controls and oversight to comply.
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
General We are a global provider of automobile finance solutions, and we operate in the auto finance market as the wholly-owned captive finance subsidiary of GM. We evaluate our business in two reportable segments: the North America Segment, which includes our operations in the U.S. and Canada, and the International Segment, which includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China.
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
We incorporate our outlook on forecast recovery rates and overall economic performance in our allowance estimate. Each 5% relative decrease/increase in our forecast recovery rates would increase/decrease our U.S. allowance for loan losses by $96 million.
At December 31, 2024, the weightings we applied to the economic forecast scenarios considered resulted in an allowance for loan losses on our U.S. retail finance receivables portfolio of $2.1 billion. If the forecast economic conditions were based entirely on the weakest scenario we considered, the U.S. allowance for loan losses would increase by $150 million. Actual economic data and recovery rates that are worse/lower than those we forecast could result in an increase in the allowance for loan losses.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
not exceed such estimates or that our credit loss assumptions will not increase.
Residual Value of Leased Vehicles We have investments in leased vehicles recorded as operating leases. Each leased asset in our portfolio represents a vehicle that we own and have leased to a customer. At the inception of a lease, we establish an expected residual value for the vehicle at the end of the lease term, which typically ranges from one to five years. We estimate the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, significant liquidation of rental or fleet inventory, used vehicle prices, manufacturer incentive programs and fuel prices. Depreciation reduces the carrying value of each leased asset in our leased vehicles portfolio over time from its original acquisition value to its expected residual value at the end of the lease term.
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
At December 31, 2024, the estimated residual value of our leased vehicles was $23.5 billion. If used vehicle prices weaken compared to our estimates, we would increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles and/or decreased depreciation expense.
We reviewed our leased vehicles portfolio for indicators of impairment and determined that no material impairment indicators were present at December 31, 2024 or 2023.
The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2024, which could increase or decrease depreciation expense over the remaining term of our leased vehicles portfolio, holding all other assumptions constant. Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge.

	Years Ending December 31,
	2025	2026	2027	2028 and Thereafter	Total
Impact to depreciation expense	$158	$60	$16	$1	$235
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Results of Operations
This section discusses our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a discussion and analysis of the year ended December 31, 2023, compared to the same period in 2022, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on January 30, 2024.
Key Drivers Income before income taxes for 2024 decreased to $2.6 billion from $3.0 billion for 2023. Key drivers of the decrease in income before income taxes include the following:
•Finance charge income on retail finance receivables increased $1.1 billion primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Finance charge income on commercial finance receivables increased $411 million primarily due to an increase in the size of the portfolio.
•Other income increased $155 million primarily due to higher investment income resulting from an increase in the average investment balance and growth in vehicle protection contract sales.
•Equity income decreased $74 million primarily due to lower earning asset levels at our joint ventures in China.
•Interest expense increased $1.3 billion primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
•Provision for loan losses increased $203 million primarily due to increased loan origination volume and moderating credit performance and recovery rates.
•Impairment charge of $320 million recorded during 2024 to write down our SAIC-GMAC investment to its fair value.
For the year ending December 31, 2025, we expect to recognize income before income taxes in the $2.5 billion to $3.0 billion range.

Average Earning Assets	Years Ended December 31,		2024 vs. 2023
	2024	2023	Amount	Percentage
Average retail finance receivables	$73,917	$69,678	$4,239	6.1%
Average commercial finance receivables	16,704	11,646	5,058	43.4%
Average finance receivables	90,621	81,324	9,297	11.4%
Average leased vehicles, net	30,641	31,521	(879)	(2.8)%
Average earning assets	$121,262	$112,845	$8,417	7.5%

Retail finance receivables purchased	$36,960	$35,977	$983	2.7%
Leased vehicles purchased	$19,089	$17,113	$1,976	11.5%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 38.9% and 41.5% in 2024 and 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 47.5% and 45.7% at December 31, 2024 and 2023.
Leased vehicles purchased increased primarily due to growth in GM sales, higher lease sales mix and higher net capitalized cost.

Revenue	Years Ended December 31,		2024 vs. 2023
	2024	2023	Amount	Percentage
Finance charge income
Retail finance receivables	$6,309	$5,255	$1,053	20.0%
Commercial finance receivables	$1,360	$949	$411	43.3%
Leased vehicle income	$7,297	$7,266	$31	0.4%
Other income	$909	$754	$155	20.6%
Equity income	$64	$138	$(74)	(53.4)%
Effective yield - retail finance receivables	8.5%	7.5%
Effective yield - commercial finance receivables	8.1%	8.1%
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
Other Income Other income increased primarily due to higher investment income resulting from an increase in the average investment balance and growth in vehicle protection contract sales.
Equity Income Equity income decreased $74 million primarily due to lower earning asset levels at our joint ventures in China.

Costs and Expenses	Years Ended December 31,		2024 vs. 2023
	2024	2023	Amount	Percentage
Operating expenses	$1,802	$1,818	$(15)	(0.8)%
Leased vehicle expenses	$4,113	$4,047	$66	1.6%
Provision for loan losses	$1,029	$826	$203	24.5%
Interest expense	$6,030	$4,685	$1,345	28.7%
Average debt outstanding	$108,962	$100,409	$8,553	8.5%
Effective rate of interest on debt	5.5%	4.7%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.5% and 1.6% for 2024 and 2023.
Provision for Loan Losses Provision for loan losses increased primarily due to increased loan origination volume and moderating credit performance and recovery rates.
Interest Expense Interest expense increased primarily due to an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt, as well as an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 27.0% and 26.0% of income before income taxes and equity income for 2024 and 2023. Refer to Note 14 to our consolidated financial statements for tax rate reconciliation.
Impairment of investment in nonconsolidated affiliate GM continues to face intense price competition and an increasingly challenging regulatory environment in China, which negatively impacts GM’s sales volume and profitability in its China operations. In addition, we face intense price competition from other auto lenders in China. As a result of these market

GENERAL MOTORS FINANCIAL COMPANY, INC.
challenges and competitive conditions in China, we recorded a $320 million impairment charge to write down our SAIC-GMAC investment to its fair value.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $81 million and $18 million for 2024 and 2023. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $(403) million and $147 million for 2024 and 2023. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation loss for 2024 was primarily due to depreciating values of the Mexican Peso, Brazilian Real, Canadian Dollar, and Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation gain for 2023 was primarily due to appreciating values of the Mexican Peso and Brazilian Real in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$58,067	76.3%	$54,882	75.5%
Near-prime - FICO Score 620 to 679	8,990	11.8	8,647	11.9
Sub-prime - FICO Score less than 620	9,008	11.8	9,200	12.6
Retail finance receivables	76,066	100.0%	72,729	100.0%
Less: allowance for loan losses	(2,400)		(2,308)
Retail finance receivables, net	$73,667		$70,421
Number of outstanding contracts	3,285,728		3,121,144
Average amount of outstanding contracts (in dollars)(a)	$23,151		$23,302
Allowance for loan losses as a percentage of retail finance receivables	3.2%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
31 - 60 days	$1,885	2.5%	$1,637	2.3%
Greater than 60 days	677	0.9	559	0.8
Total finance receivables more than 30 days delinquent	2,562	3.4	2,196	3.0
In repossession	66	0.1	61	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,628	3.5%	$2,257	3.1%
Loan Modifications Loan modifications extended to borrowers experiencing financial difficulty were insignificant for 2024 and 2023. Refer to Note 1 and Note 3 to our consolidated financial statements for further information on loan modifications.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2024	2023
Charge-offs	$1,754	$1,423
Less: recoveries	(901)	(767)
Net charge-offs	$853	$656
Net charge-offs as an annualized percentage of average retail finance receivables	1.2%	0.9%
Net charge-offs for 2024 increased compared to 2023, due to moderating credit performance and recovery rates.

Commercial Finance Receivables	December 31, 2024	December 31, 2023
Commercial finance receivables	$19,901	$14,251
Less: allowance for loan losses	(58)	(36)
Commercial finance receivables, net	$19,843	$14,216
Number of dealers	2,537	2,512
Average carrying amount per dealer	$8	$6
Allowance for loan losses as a percentage of commercial finance receivables	0.3%	0.3%
No commercial loans were modified for 2024 and 2023. Activity in the allowance for commercial loan losses was insignificant for 2024 and 2023, and substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2024 and 2023.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Years Ended December 31,
	2024	2023
Operating leases purchased	393	372
Operating leases terminated	410	505
Operating leased vehicles returned(a)	99	54
Percentage of leased vehicles returned(b)	24%	11%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Return rates for 2024 increased compared to 2023 due to decreased used vehicle values. The return rates continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $758 million for 2024 compared to $878 million for 2023. The decrease in gains is primarily due to fewer terminated leases during 2024.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	December 31, 2024			December 31, 2023
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$13,184	635	67.3%	$12,830	648	67.5%
Trucks	7,458	224	23.7	6,793	210	21.9
SUVs	2,260	53	5.6	2,304	58	6.0
Cars	590	31	3.3	734	44	4.6
Total	$23,492	943	100.0%	$22,661	960	100.0%
At December 31, 2024 and 2023, 99.3% and 99.4% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	December 31, 2024	December 31, 2023
Cash and cash equivalents(a)	$5,094	$5,282
Borrowing capacity on unpledged eligible assets	21,548	21,946
Borrowing capacity on committed unsecured lines of credit	665	687
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$30,307	$30,915
_________________
(a)Includes $389 million and $380 million in unrestricted cash outside of the U.S. at December 31, 2024 and 2023, of which certain amounts are considered to be indefinitely invested based on specific plans for reinvestment.
We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2024, available liquidity exceeded our liquidity targets.
Cash Flows The following table summarizes our cash flow activities. For further detail, please refer to the Condensed Consolidated Statements of Cash Flows.

	Years Ended December 31,		2024 vs. 2023
	2024	2023
Net cash provided by (used in) operating activities	$6,429	$6,662	$(233)
Net cash provided by (used in) investing activities	$(15,418)	$(10,882)	$(4,536)
Net cash provided by (used in) financing activities	$8,950	$5,724	$3,226
During 2024, net cash provided by operating activities decreased primarily due to an increase in interest paid, a net decrease in cash provided by counterparty derivative collateral posting activities and an increase in acquisition costs related to vehicle protection contracts, partially offset by an increase in finance charge income.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at January 16, 2025:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB (High)	BBB (High)	R-2 (High)	Stable
Fitch(a)	BBB	BBB	F2	Positive
Moody’s	Baa2	Baa2	P-2	Stable
S&P	BBB	BBB	A-2	Stable
_________________
(a)Fitch revised its outlook to Positive from Stable in October 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At December 31, 2024, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,654	$5,090
Revolving commercial asset-secured facilities(b)	4,418	337
Total secured	27,072	5,426
Unsecured committed facilities	695	30
Unsecured uncommitted facilities(c)	2,148	2,148
Total unsecured	2,843	2,178
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$32,915	$7,604
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had no advances outstanding and $513 million in unused borrowing capacity on these uncommitted facilities at December 31, 2024.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.5 billion in unused borrowing capacity on these facilities at December 31, 2024.
Refer to Note 7 to our consolidated financial statements for further discussion.
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2024, the aggregate principal amount of our outstanding unsecured senior notes was $55.1 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At December 31, 2024, we had $3.6 billion outstanding in demand notes and $3.2 billion under the U.S. commercial paper program.
Support Agreement - Leverage Ratio Our earning assets leverage ratio, calculated in accordance with the terms of the support agreement with GM (the Support Agreement), was 9.24x and 8.32x at December 31, 2024 and 2023, and the applicable leverage ratio threshold was 12.00x. The increase in the earning assets leverage ratio is primarily due to growth in earning assets and impacted from an impairment charge related to our equity investment in joint ventures in China. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets, less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at December 31, 2024:

	2025	2026	2027	2028 and Thereafter
Encumbered assets	$26,039	$47,828	$60,379	$72,469
Unencumbered assets	43,538	54,456	64,460	68,561
Total assets	69,577	102,284	124,840	141,030

Secured debt	18,010	33,081	41,762	49,648
Unsecured debt	19,378	28,436	39,085	66,155
Total debt(a)	37,388	61,517	80,847	115,804
Net excess liquidity	$32,189	$40,767	$43,993	$25,226
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs and fair value adjustments.
Non-GAAP Measures
Earnings Before Taxes (EBT)-adjusted We use EBT-adjusted, a non-GAAP measure, to review our consolidated operating results because it excludes certain adjustments that are not considered part of our core operations. Examples of adjustments include, but are not limited to, impairment charges and other costs resulting from strategic shifts in our operations or discrete market and business conditions. For our non-GAAP measures, once we have made an adjustment in the current period for an item, we also adjust the related non-GAAP measure in any future periods in which there is an impact from the item.
The following table presents our reconciliation of EBT-adjusted to income before income taxes, the most directly comparable GAAP measure:

	Years Ended December 31,
	2024	2023	2022
Income before income taxes	$2,645	$2,985	$4,076
Adjustment - impairment charge(a)	320	—	—
EBT - adjusted	$2,965	$2,985	$4,076
______________
(a)This impairment charge was to write down our SAIC-GMAC equity investment to its fair value.
Net Income Attributable to Common Shareholder - adjusted We use net income attributable to common shareholder - adjusted, a non-GAAP measure, to calculate our return on average tangible common equity - adjusted because it excludes certain adjustments that are not considered part of our core operations. It is calculated by subtracting the dividends paid to preferred shareholders from net income, after any adjustments.
The following table presents our reconciliation of net income attributable to common shareholder - adjusted to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2024	2023	2022
Net income	$1,860	$2,245	$3,084
Adjustment - impairment charge(a)	320	—	—
Net income - adjusted	2,181	2,245	3,084
Cumulative dividends on preferred stock	119	119	119
Net income attributable to common shareholder - adjusted	$2,062	$2,126	$2,966
______________
(a)This impairment charge was to write down our SAIC-GMAC equity investment to its fair value.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. We calculate return on average common equity as net income attributable to common shareholder divided by average common equity. Our return on average common equity decreased to 12.7% in 2024 from 15.8% in 2023, primarily due to lower earnings driven by the $320 million impairment charge on our SAIC-GMAC equity investment.
Return on Average Tangible Common Equity - adjusted We use return on average tangible common equity - adjusted, a non-GAAP measure, to measure our contribution to GM's enterprise profitability and cash flows. We calculate average tangible common equity - adjusted as net income attributable to common shareholder - adjusted divided by average tangible common equity. Our return on average tangible common equity - adjusted decreased to 16.5% in 2024 from 17.3% in 2023.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Years Ended December 31,
	2024	2023
Net income attributable to common shareholder - adjusted	$2,062	$2,126

Average equity	$15,658	$15,436
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,689	13,467
Less: average goodwill and intangible assets	(1,177)	(1,180)
Average tangible common equity	$12,512	$12,287

Return on average common equity	12.7%	15.8%
Return on average tangible common equity - adjusted	16.5%	17.3%
Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures have limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures. These non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve our return on average tangible common equity. Management uses these measures in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. For these reasons, we believe these non-GAAP measure are useful to our investors.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2024. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
•our ability to attract and retain qualified employees;
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
Our debt includes long-term unsecured debt and securitization notes payable. Our senior unsecured debt issuances have tenors of up to 10 years. Approximately 97% of these debt instruments are fixed-rate and pay equal interest payments over the life of the debt and a single principal payment at maturity. Our securitization notes payable are primarily fixed-rate and amortize as the underlying assets pay down.
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

Net Interest Income Sensitivity	December 31, 2024	December 31, 2023
100 basis points instantaneous increase in interest rates	$5.6	$(7.7)
100 basis points instantaneous decrease in interest rates(a)	$(5.6)	$7.7
________________
(a)Net interest income sensitivity given a 100 basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

At December 31, 2024, we moved to an asset-sensitive profile from a liability-sensitive profile in 2023, meaning that we expect more assets than liabilities to reprice within the next 12 months. During a period of rising interest rates, the interest earned on our assets would increase more than the interest paid on our liabilities, which would initially increase our net interest income. During a period of falling interest rates, we would expect our net interest income to initially decrease.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2024	December 31, 2023
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$46	$50
Pay-floating, receive-fixed interest rate swaps	75	62
Long interest rate caps and floors	20	22
Short interest rate caps and floors	20	22
Total interest rate contracts	161	155
Foreign currency contracts	8	8
Total notional value	$170	$163
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2024 was a liability of $1.4 billion, compared to a liability of $754 million at December 31, 2023. The net fair value of our interest rate contracts decreased $431 million due to changes in the forward interest rate curve, and the net fair value of our cross-currency contracts decreased $261 million due to the strengthening of the U.S. Dollar against other currencies. Refer to Note 9 to our consolidated financial statements for more information.
Foreign Currency Exchange Rate Risk We primarily finance receivables and leased assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. As a result, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2024 was insignificant. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income (loss). The following table summarizes the amounts of foreign currency translation, transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2024	2023
Translation (gains) losses recorded in accumulated other comprehensive income (loss)	$403	$(147)

(Gains) losses resulting from transactions and remeasurement recorded in earnings	$(420)	$267
(Gains) losses resulting from foreign currency exchange contracts recorded in earnings	413	(262)
Net (gains) losses resulting from foreign currency exchange recorded in earnings	$(7)	$5
Most of our international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to foreign currencies. The foreign currency translation loss for 2024 was primarily due to depreciating values of the Mexican Peso, Brazilian Real, Canadian Dollar, and Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation gain for 2023 was primarily due to appreciating values of the Mexican Peso and Brazilian Real in relation to the U.S. Dollar.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
To the Shareholders and the Board of Directors of General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses
Description of the Matter
The Company’s loan portfolio and the associated allowance for loan losses (ALL) were $96.0 billion and $2.5 billion as of December 31, 2024, respectively. As discussed in Note 1 to the consolidated financial statements, the ALL represents management’s estimate of expected net credit losses over the remaining life of the receivables at the balance sheet date. Expected credit losses related to the retail finance receivables are estimated using a static pool modeling technique for pools of receivables with common risk characteristics such as internal credit score and monthly vintage. Management assesses recent internal operating and external environments and may qualitatively adjust certain assumptions. Forecasted economic conditions are considered over a reasonable and supportable period through the use of economic factors that are determined to have the largest impact on expected losses.
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

Our procedures related to the North America retail ALL model included, among others, evaluating the conceptual soundness of the model, including management’s selection of economic factors that were deemed to have the largest impact on expected credit losses, and reviewing management’s weighting of historical loss experience to align the estimate with the current environment. Additionally, on a sample basis, we performed an independent recalculation of the Company’s ALL. To test the adjustments to certain assumptions, we evaluated the identification and measurement including the basis for concluding an adjustment was warranted when considering the construct of the current expected credit loss model. We tested the completeness and accuracy of data used by the Company to estimate the adjustments and recalculated the analyses used by management to measure the adjustment.

Valuation of Leased Vehicles
Description of the Matter
The Company has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 1 to the consolidated financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. During the term of a lease, management periodically evaluates the estimated residual value and may adjust the value downward or upward. The Company’s estimated residual value of leased vehicles at the end of lease term was $23.5 billion as of December 31, 2024.

Auditing management’s estimate of the residual value of leased vehicles involved a high degree of judgment. Management’s estimate is based, in part, on third-party data which considers inputs including recent auction values and assumptions regarding the expected future volume of leased vehicles that will be returned to the Company, used car prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on the future ability to market the vehicles under future prevailing market conditions.
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
Fort Worth, Texas
January 28, 2025

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$5,094	$5,282
Finance receivables, net of allowance for loan losses of $2,458 and $2,344 (Note 3; Note 8)	93,510	84,637
Leased vehicles, net (Note 4; Note 8)	31,586	30,582
Goodwill and intangible assets (Note 5)	1,169	1,184
Equity in net assets of nonconsolidated affiliates (Note 6)	1,206	1,670
Property and equipment, net of accumulated depreciation of $464 and $432	107	124
Deferred income taxes (Note 14)	249	292
Related party receivables (Note 2)	473	540
Other assets (Note 8)	7,636	7,699
Total assets	$141,030	$132,011
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8)	$49,573	$45,243
Unsecured debt (Note 7)	64,691	60,084
Accounts payable and accrued expenses	2,671	2,942
Deferred income	2,389	2,313
Deferred income taxes (Note 14)	2,671	2,025
Related party payables (Note 2)	106	445
Other liabilities	3,737	3,415
Total liabilities	125,838	116,468
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,814	8,783
Accumulated other comprehensive income (loss)	(1,531)	(1,208)
Retained earnings	7,909	7,967
Total shareholders' equity	15,193	15,542
Total liabilities and shareholders' equity	$141,030	$132,011
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2024	2023	2022
Revenue
Finance charge income	$7,669	$6,204	$4,521
Leased vehicle income	7,297	7,266	7,811
Other income	909	754	434
Total revenue	15,875	14,224	12,766
Costs and expenses
Operating expenses	1,802	1,818	1,662
Leased vehicle expenses	4,113	4,047	3,668
Provision for loan losses (Note 3)	1,029	826	654
Interest expense	6,030	4,685	2,881
Total costs and expenses	12,974	11,376	8,864
Equity income (loss) (Note 6)	64	138	173
Impairment of investment in nonconsolidated affiliate (Note 6)	(320)	—	—
Income (loss) before income taxes	2,645	2,985	4,076
Income tax provision (benefit)(Note 14)	784	741	992
Net income (loss)	1,860	2,245	3,084
Less: cumulative dividends on preferred stock	119	119	119
Net income (loss) attributable to common shareholder	$1,742	$2,126	$2,966

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$1,860	$2,245	$3,084
Other comprehensive income (loss), net of tax (Note 11)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $(26), $(5) and $(18)	81	18	55
Defined benefit plans	(1)	—	1
Foreign currency translation adjustment	(403)	147	(156)
Other comprehensive income (loss), net of tax	(323)	165	(100)
Comprehensive income (loss)	$1,537	$2,410	$2,983
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance at January 1, 2022	$—	$—	$8,692	$(1,273)	$6,375	$13,794
Net income (loss)	—	—	—	—	3,084	3,084
Other comprehensive income (loss)	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	49	—	—	49
Dividends paid (Note 11)	—	—	—	—	(1,759)	(1,759)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2022	—	—	8,742	(1,373)	7,641	15,010
Net income (loss)	—	—	—	—	2,245	2,245
Other comprehensive income (loss)	—	—	—	165	—	165
Stock-based compensation	—	—	41	—	—	41
Dividends paid (Note 11)	—	—	—	—	(1,859)	(1,859)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2023	—	—	8,783	(1,208)	7,967	15,542
Net income (loss)	—	—	—	—	1,860	1,860
Other comprehensive income (loss)	—	—	—	(323)	—	(323)
Stock-based compensation	—	—	31	—	—	31
Dividends paid (Note 11)	—	—	—	—	(1,859)	(1,859)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at December 31, 2024	$—	$—	$8,814	$(1,531)	$7,909	$15,193
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$1,860	$2,245	$3,084
Depreciation and amortization	5,249	5,231	5,083
Accretion and amortization of loan and leasing fees	(1,490)	(1,354)	(1,266)
Undistributed earnings of nonconsolidated affiliates, net	91	(50)	(32)
Impairment of investment in nonconsolidated affiliate	320	—	—
Provision for loan losses	1,029	826	654
Deferred income taxes	1,061	165	484
Gain on termination of leased vehicles	(758)	(878)	(1,188)
Other operating activities	(22)	(366)	(81)
Changes in assets and liabilities:
Other assets	(800)	(129)	(1,470)
Other liabilities	336	592	484
Related party payables	(447)	381	(277)
Net cash provided by (used in) operating activities	6,429	6,662	5,476
Cash flows from investing activities
Purchases and funding of finance receivables	(37,075)	(35,961)	(34,768)
Principal collections and recoveries on finance receivables	31,783	28,343	27,017
Net change in floorplan and other short-duration receivables	(5,717)	(2,633)	(4,345)
Purchases of leased vehicles	(15,279)	(13,640)	(11,949)
Proceeds from termination of leased vehicles	10,892	13,033	14,234
Purchases of property and equipment	(24)	(24)	(44)
Capital contribution to nonconsolidated affiliates	—	—	(51)
Other investing activities	2	—	(99)
Net cash provided by (used in) investing activities	(15,418)	(10,882)	(10,005)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	112	(150)	333
Borrowings and issuances of secured debt	31,002	32,646	30,764
Payments on secured debt	(26,354)	(29,684)	(28,060)
Borrowings and issuances of unsecured debt	22,396	18,294	12,794
Payments on unsecured debt	(16,124)	(13,317)	(9,865)
Debt issuance costs	(164)	(146)	(135)
Dividends paid	(1,919)	(1,919)	(1,819)
Net cash provided by (used in) financing activities	8,950	5,724	4,013
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	1,504	(516)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(128)	69	9
Cash, cash equivalents and restricted cash at beginning of period	8,249	6,676	7,183
Cash, cash equivalents and restricted cash at end of period	$8,081	$8,249	$6,676

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$5,094	$5,282
Restricted cash included in other assets	2,987	2,967
Total	$8,081	$8,249
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies
General Motors Financial Company, Inc., the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. We have been operating in the automobile finance business in the U.S. since September 1992 and have been a wholly-owned subsidiary of GM since October 2010. We provide retail loan and lease financing across the credit spectrum to support vehicle sales. Additionally, we offer commercial lending products to dealers, including floorplan financing, which is lending to finance new and used vehicle inventory, and dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. We also offer and finance vehicle-related service contracts and other products and services.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Our investment tax credits related to leased electric vehicles (EVs) are accounted for using the deferral method and are recognized as an offset to leased vehicle depreciation expense. The benefit is recorded on a straight-line basis over the term of the vehicle’s operating lease agreement.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $3.8 billion, $3.5 billion and $2.4 billion for 2024, 2023 and 2022. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
Cruise was the GM global segment responsible for the development and commercialization of autonomous vehicle technology. Under the terms of a multi-year credit agreement, we previously provided a line of credit to Cruise to fund the purchase of autonomous vehicles from GM in support of commercialization. Advances under this line of credit are guaranteed by GM Cruise Holdings LLC. The line of credit expired on December 31, 2024, and no additional advances will be made. At December 31, 2024 and December 31, 2023, Cruise had $395 million and $353 million of borrowings outstanding under the credit agreement. Principal payments are due starting in the second quarter of 2025 through the first quarter of 2027. Amounts due from Cruise are included in finance receivables, net.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During 2024, we moved from a taxes payable position of $384 million to a taxes receivable position of $70 million, primarily due to a change in our tax depreciation method. During 2024, no payments were made to GM for state and federal income taxes. During 2023 and 2022, we made payments of $72 million and $690 million to GM for state and federal income taxes related to the tax years 2020 through 2023. Amounts due from (owed to) GM for income taxes are recorded as a related party receivable (payable).
The following tables present related party transactions:

Balance Sheet Data	December 31, 2024	December 31, 2023
Commercial finance receivables due from dealers consolidated by GM	$279	$164
Commercial finance receivables due from Cruise	$395	$353
Subvention receivable from GM	$360	$508
Commercial loan funding payable to GM	$100	$55
Taxes receivable from (payable to) GM	$70	$(384)

	Years Ended December 31,
Income Statement Data	2024	2023	2022
Interest subvention earned on retail finance receivables(a)	$1,274	$1,126	$921
Interest subvention earned on commercial finance receivables(a)	$112	$108	$63
Leased vehicle subvention earned(b)	$1,511	$1,537	$1,916
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility and a three-year, $4.1 billion facility. We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at December 31, 2024 or 2023. In March 2024, GM renewed the GM Revolving 364-Day Credit Facility, which matures on March 27, 2025.
Note 3. Finance Receivables

	December 31, 2024	December 31, 2023
Retail Finance Receivables
Retail finance receivables(a)	$76,066	$72,729
Less: allowance for loan losses	(2,400)	(2,308)
Total retail finance receivables, net	73,667	70,421
Commercial Finance Receivables
Commercial finance receivables(a)(b)	19,901	14,251
Less: allowance for loan losses	(58)	(36)
Total commercial finance receivables, net	19,843	14,216
Total finance receivables, net	$93,510	$84,637
Fair value utilizing Level 2 inputs	$19,843	$14,216
Fair value utilizing Level 3 inputs	$74,729	$70,911
________________
(a)Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)Includes dealer financing of $18.9 billion and $13.4 billion, and other financing of $999 million and $830 million at December 31, 2024 and 2023. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion and $2.6 billion at December 31, 2024 and 2023.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Years Ended December 31,
	2024	2023	2022
Allowance for retail loan losses beginning balance	$2,308	$2,062	$1,839
Provision for loan losses	1,005	826	668
Charge-offs	(1,754)	(1,423)	(1,138)
Recoveries	901	767	685
Foreign currency translation and other	(61)	76	9
Allowance for retail loan losses ending balance	$2,400	$2,308	$2,062
The allowance for retail loan losses as a percentage of retail finance receivables was 3.2% at both December 31, 2024 and 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at December 31, 2024 and 2023:

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime - FICO Score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8
Sub-prime - FICO Score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime - FICO Score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime - FICO Score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9
Sub-prime - FICO Score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status for each vintage of the portfolio at December 31, 2024 and 2023. The tables also present gross charge-offs by vintage for 2024 and 2023:

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0 - 30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%

31 - 60 days	374	481	425	340	166	99	1,885	2.5
Greater than 60 days	128	188	155	115	55	36	677	0.9
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4
In repossession	17	19	14	10	3	2	66	0.1
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
Gross charge-offs	$171	$556	$495	$305	$126	$102	$1,754

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0 - 30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%

31 - 60 days	318	470	415	227	130	78	1,637	2.3
Greater than 60 days	102	168	142	76	42	29	559	0.8
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0
In repossession	17	20	14	6	3	1	61	0.1
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%
Gross charge-offs	$143	$494	$399	$192	$108	$87	$1,423
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $958 million and $809 million at December 31, 2024 and 2023.
Loan Modifications The amortized costs at December 31, 2024 and 2023 of the loans modified during 2024 and 2023 were insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for 2024 and 2023. Refer to Note 1 for additional information.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at December 31, 2024 and 2023:

	Year of Origination							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,429	$350	$211	$360	$237	$267	$32	$17,885	94.6%
II	621	—	10	26	3	2	—	663	3.5
III	305	10	4	—	22	—	12	354	1.9
IV	1	—	—	—	—	—	—	1	0.0
Balance at end of period	$17,356	$360	$225	$385	$263	$269	$44	$18,902	100.0%

	Year of Origination							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,638	$295	$417	$297	$301	$85	$11	$13,043	97.2%
II	182	—	2	2	—	—	—	187	1.4
III	152	1	15	12	—	11	—	192	1.4
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$11,971	$296	$435	$311	$301	$96	$11	$13,422	100.0%
Floorplan advances comprise 99.5% and 99.7% of the total revolving balances at December 31, 2024 and 2023. Dealer term loans are presented by year of origination.
At December 31, 2024 and 2023, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for 2024, 2023 and 2022. There were no commercial finance receivables on nonaccrual status at December 31, 2024 and 2023.
There were insignificant charge-offs during 2024, and no loan modifications were extended to borrowers experiencing financial difficulty during 2024 and 2023.
Note 4. Leased Vehicles

	December 31, 2024	December 31, 2023
Leased vehicles(a)	$38,187	$37,921
Less: accumulated depreciation	(6,601)	(7,338)
Leased vehicles, net	$31,586	$30,582
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.
Depreciation expense related to leased vehicles, net was $4.8 billion, $4.9 billion and $4.8 billion in 2024, 2023 and 2022.
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2024:

	Years Ending December 31,
	2025	2026	2027	2028	2029	Total
Lease payments under operating leases	$5,195	$3,371	$1,257	$135	$1	$9,959

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years Ended December 31,
	2024			2023			2022
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,105	$73	$1,178	$1,105	$66	$1,171	$1,105	$64	$1,169
Foreign currency translation	(1)	(14)	(15)	—	7	7	(1)	3	2
Ending balance	$1,104	$58	$1,163	$1,105	$73	$1,178	$1,105	$66	$1,171
As of December 31, 2024 and 2023, intangible assets were insignificant.
Note 6. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as equity income (loss).
The following tables present certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2024	December 31, 2023
Finance receivables, net	$8,852	$18,142
Total assets	$9,966	$19,629
Debt	$5,421	$13,692
Total liabilities	$6,495	$15,751

	Years Ended December 31,
Summarized Operating Data	2024	2023	2022
Finance charge income	$928	$1,373	$1,636
Provision for loan losses	$226	$182	$172
Income before income taxes	$246	$525	$661
Net income	$185	$393	$494
The following table summarizes our direct ownership interests in China joint ventures:

Joint Ventures	December 31, 2024	December 31, 2023
SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC)	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	35%
In 2024, 2023 and 2022, SAIC-GMAC Automotive Finance Company Limited paid $491 million, $273 million and $342 million of cash dividends, of which our share was $172 million, $96 million and $120 million. At December 31, 2024 and 2023, we had undistributed earnings of $729 million and $837 million related to our nonconsolidated affiliates.
Impairment Charges
In response to market challenges and competitive conditions GM and its JV partners are restructuring their operations in China. In addition, we continue to face intense price competition from other auto lenders. Accordingly, we evaluated our investment in SAIC-GMAC for potential impairment, and we determined the carrying value of our investment exceeded its fair value. We concluded that the loss in value was other-than-temporary and recorded an impairment charge of $320 million during 2024. After this charge, the carrying value of our investment represents its fair value.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value Measurement
The fair value of our investment in SAIC-GMAC was determined using the income approach based on the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rate that represent unobservable, Level 3, inputs into our valuation methodology.
The investment balance for SAIC-GMAC that was tested for impairment was $1.5 billion. Our cash flow projections were based on GM's industry sales volume and market share forecast. Other key assumptions include a 13.0% cost of equity and a 3.5% long-term growth rate. The cost of equity is based on the capital asset pricing model, which includes risk free rates and equity risk premiums. In addition, we estimated minimum operating cash needs that incorporate specific business, economic and regulatory factors giving rise to varying cash needs.
Our fair value estimate assumes the achievement of the future financial results contemplated in our forecasted cash flows which is subject to significant uncertainties. There is no assurance that anticipated financial results will be achieved.
Note 7. Debt

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured Debt
Revolving credit facilities	$5,426	$5,426	$4,960	$4,960
Securitization notes payable	44,147	44,327	40,284	40,012
Total secured debt	49,573	49,753	45,243	44,971
Unsecured Debt
Senior notes	53,632	54,177	49,990	49,537
Credit facilities	2,178	2,174	2,034	2,026
Other unsecured debt	8,880	8,906	8,060	8,088
Total unsecured debt	64,691	65,258	60,084	59,651
Total secured and unsecured debt	$114,264	$115,010	$105,327	$104,622
Fair value utilizing Level 2 inputs		$112,941		$102,262
Fair value utilizing Level 3 inputs		$2,070		$2,360

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
The weighted average interest rate on secured debt was 5.17% at December 31, 2024. Issuance costs on secured debt of $95 million and $82 million as of December 31, 2024 and 2023 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and borrowings are expected to be repaid over periods ranging up to three years. During 2024, we renewed credit facilities with a total borrowing capacity of $27.4 billion.
Securitization notes payable at December 31, 2024 are due beginning in 2025 and lasting through 2037. During 2024, we issued $24.8 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 5.30% and maturity dates ranging from 2024 to 2037.
Unsecured Debt
Senior Notes At December 31, 2024, we had $55.1 billion aggregate principal amount outstanding in senior notes that mature from 2025 through 2034 and have a weighted average interest rate of 4.20%. Issuance costs on senior notes of $134 million and $125 million as of December 31, 2024 and 2023 are amortized to interest expense over the term of the notes.
During 2024, we issued $12.5 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.39% and maturity dates ranging from 2027 to 2034.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to five years. The weighted average interest rate on these credit facilities and other unsecured debt was 7.15% at December 31, 2024.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Secured debt	$18,010	$15,071	$8,681	$4,199	$3,556	$131	$49,648
Unsecured debt	19,378	9,058	10,649	7,368	6,584	13,118	66,155
Interest payments	4,707	3,274	2,194	1,444	830	1,443	13,892
	$42,095	$27,403	$21,524	$13,011	$10,970	$14,692	$129,695
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2024, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2024	December 31, 2023
Restricted cash(a)	$2,761	$2,765
Finance receivables	$55,456	$46,648
Lease related assets	$14,252	$15,794
Secured debt	$49,646	$45,299
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	December 31, 2024			December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$36,145	$32	$621	$18,379	$75	$238
Cash flow hedges
Interest rate swaps	1,873	35	4	2,381	17	16
Foreign currency swaps	8,363	80	508	8,003	144	311
Derivatives not designated as hedges
Interest rate contracts	123,346	833	1,294	134,683	1,573	1,997
Total	$169,727	$981	$2,427	$163,446	$1,809	$2,563
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2024 and 2023, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $693 million and $1.2 billion. At December 31, 2024 and 2023, we held $190 million and $457 million of collateral from counterparties that was available for netting against our asset positions. At both December 31, 2024 and 2023, we had $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.
The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Unsecured debt	$36,664	$33,551	$1,281	$1,029
 _________________
(a)Includes $719 million and $872 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at December 31, 2024 and 2023.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the effect of our derivative financial instruments in the consolidated statements of income:

	Years Ended December 31,
	2024		2023		2022
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$252	$—	$248	$—	$1,003	$—
Interest rate swaps	(452)	—	(279)	—	(957)	—
Hedged items - foreign currency swaps(c)	—	—	—	—	—	23
Foreign currency swaps	—	—	—	—	(2)	(24)
Cash flow hedges
Interest rate swaps	15	—	37	—	15	—
Hedged items - foreign currency swaps(c)	—	414	—	(263)	—	611
Foreign currency swaps	(145)	(413)	(145)	263	(156)	(611)
Derivatives not designated as hedges
Interest rate contracts	51	—	218	—	130	—
Foreign currency contracts	—	—	—	(1)	—	(4)
Total income (loss) recognized	$(280)	$2	$79	$(1)	$33	$(4)
_________________
(a)Total interest expense was $6.0 billion, $4.7 billion and $2.9 billion for 2024, 2023 and 2022.
(b)Total operating expenses were $1.8 billion for both 2024 and 2023, and $1.7 billion for 2022.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
	2024	2023	2022
Fair value hedges
Foreign currency swaps	$—	$—	$(2)
Cash flow hedges
Interest rate swaps	43	(1)	17
Foreign currency swaps	(375)	139	(529)
Total	$(332)	$138	$(514)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Years Ended December 31,
	2024	2023	2022
Fair value hedges
Foreign currency swaps	$—	$—	$2
Cash flow hedges
Interest rate swaps	(9)	(28)	(11)
Foreign currency swaps	422	(92)	578
Total	$413	$(120)	$569

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

All amounts reclassified from accumulated other comprehensive income (loss) were recorded to operating expenses or interest expense. During the next 12 months, we estimate an insignificant amount in gains will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
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
Rent expense under operating leases was $39 million, $37 million and $39 million in 2024, 2023 and 2022. Variable lease costs were insignificant for 2024, 2023 and 2022. At December 31, 2024 and 2023, operating lease right-of-use assets, included in other assets, were $90 million and $100 million and operating lease liabilities, included in other liabilities, were $105 million and $116 million. Operating lease right-of-use assets obtained in exchange for lease obligations were $17 million, an insignificant amount, and $17 million in 2024, 2023 and 2022. At December 31, 2024, our undiscounted future lease obligations related to operating leases having initial terms in excess of one year were $26 million, $27 million, $22 million, $20 million, $17 million, and $5 million for 2025, 2026, 2027, 2028, 2029 and thereafter, with imputed interest of $12 million at December 31, 2024. The weighted average discount rate was 4.7% and 4.3%, and the weighted average remaining lease term was 4.7 years and 5.3 years at December 31, 2024 and 2023. Payments for operating leases included in net cash provided by operating activities were $46 million, $49 million and $45 million in 2024, 2023 and 2022. Lease agreements that have not yet commenced were $44 million at December 31, 2024.
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
Borrowers located in Texas accounted for 15.0% of the retail finance receivables portfolio at December 31, 2024. No other state or country accounted for more than 10% of the retail finance receivables portfolio.
At December 31, 2024, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.
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
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2024, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $29 million, and we have accrued an insignificant amount.
Other Administrative Tax Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. Our estimate of additional losses is up to $159 million at December 31, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Shareholders' Equity

	December 31, 2024	December 31, 2023
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
Our Board of Directors declared and paid dividends of $1.8 billion in both 2024 and 2023, and $1.7 billion in 2022 on our common stock to General Motors Holdings LLC.

	December 31, 2024	December 31, 2023
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Series A	1,000,000	1,000,000
Series B	500,000	500,000
Series C	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During 2024, 2023, and 2022, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock.
In December 2024, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on March 30, 2025 to holders of record at March 15, 2025. Accordingly, $59 million has been set aside for the payment of these dividends.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Years Ended December 31,
	2024	2023	2022
Unrealized gain (loss) on hedges
Beginning balance	$(3)	$(21)	$(77)
Change in value of hedges, net of tax	81	18	55
Ending balance	$77	$(3)	$(21)
Foreign currency translation adjustment
Beginning balance	$(1,206)	$(1,352)	$(1,197)
Translation gain (loss)	(403)	147	(156)
Ending balance	$(1,609)	$(1,206)	$(1,352)
Note 12. Parent Company Stock-Based Compensation
GM grants to certain employees and key executive officers Restricted Stock Units (RSUs), Performance-based Share Units (PSUs) and stock options (collectively, stock incentive awards). The awards under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans, such as retirement, death or disability.
RSU awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. PSU awards vest at the end of a three-year performance period based on performance criteria determined by the Executive Compensation Committee of the GM Board of Directors at the time of award. The number of shares earned, or units paid in cash, may equal, exceed or be less than the targeted number depending on whether the performance criteria are met, surpassed or not met. GM's service-based stock options vest ratably over three years. Stock options expire 10 years from the grant date.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-classified awards The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (shares in thousands):

	Year Ended December 31, 2024
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Outstanding at January 1, 2024	3,017	$38.96	1.3
Granted	722	$39.27
Settled	(643)	$46.62
Forfeited or expired	(192)	$56.20
Outstanding at December 31, 2024(a)	2,904	$36.20	2.3
________________
(a)    Includes the target amount of PSUs.

There were no stock options issued during the year ended December 31, 2024. The assumptions used to estimate the fair value of the stock options are a dividend yield of 1.90% and 1.60%, expected volatility of 34.0% and 41.0%, a risk-free interest rate of 3.70% and 1.88%, and an expected option life of 6.0 years for options issued during 2023 and 2022. The expected volatility is based on the average of the implied volatility of publicly traded options for GM's common stock.
Total compensation expense related to the above awards was $32 million, $42 million and $50 million in 2024, 2023 and 2022.
At December 31, 2024, total unrecognized compensation expense for nonvested equity awards granted was $25 million. This expense is expected to be recorded over a weighted-average period of 1.5 years. The total fair value of RSUs and PSUs vested was $31 million, $45 million and $31 million at December 31, 2024, 2023 and 2022.
Liability-classified awards We grant certain employees stock incentive awards that are payable in cash. The total compensation expense and cash paid to settle these awards was insignificant in the year ended December 31, 2024.
Note 13. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized compensation expense related to these plans of $36 million, $35 million and $29 million in 2024, 2023 and 2022. Contributions to the plans were made in cash.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14. Income Taxes
The following table summarizes income before income taxes and equity income:

	Years Ended December 31,
	2024	2023	2022
U.S. income (loss)	$2,407	$2,417	$3,499
Non-U.S. income (loss)	494	430	404
Income (loss) before income taxes and equity income (loss)	$2,901	$2,847	$3,903

	Years Ended December 31,
Income Tax Expense	2024	2023	2022
Current income tax expense (benefit)
U.S. federal	$(525)	$341	$342
U.S. state and local	102	144	85
Non-U.S.	146	91	80
Total current income tax expense (benefit)	(277)	576	507
Deferred income tax expense (benefit)
U.S. federal	994	112	322
U.S. state and local	45	24	85
Non-U.S.	22	28	77
Total deferred income tax expense (benefit)	1,061	165	484
Total income tax provision (benefit)	$784	$741	$992
We have foreign subsidiaries with cumulative undistributed earnings that are indefinitely reinvested. Accordingly, no provision for U.S. income tax has been provided, and the unrecognized deferred tax liability is insignificant. An estimate of the undistributed earnings is $713 million and $454 million at December 31, 2024 and 2023.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	1.8	1.1	0.9
State and local income taxes	3.5	3.6	3.2
U.S. tax on non-U.S. earnings	0.9	3.8	0.3
Valuation allowance	—	(2.9)	0.3
Other	(0.1)	(0.6)	(0.3)
Effective tax rate	27.0%	26.0%	25.4%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2024 and 2023 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$331	$2
Net operating loss carryforward - non-U.S.(b)	84	115
Market value difference of loan portfolio	426	322
Accruals	135	186
Tax credits(c)	649	352
Other	210	164
Total deferred tax assets before valuation allowance	1,835	1,141
Less: valuation allowance	(235)	(236)
Total deferred tax assets	1,600	905
Deferred tax liabilities
Depreciable assets	3,637	2,354
Deferred acquisition costs	232	159
Other	153	125
Total deferred tax liabilities	4,022	2,638
Net deferred tax liability	$(2,422)	$(1,733)
_________________
(a)At December 31, 2024, U.S. operating loss deferred tax assets were $331 million, of which $315 million can be carried forward indefinitely and $16 million, will expire by 2038, if not utilized.
(b)At December 31, 2024, non-U.S. operating loss deferred tax assets were $84 million, of which $17 million can be carried forward indefinitely and $67 million will expire by 2044, if not utilized.
(c)At December 31, 2024, U.S. tax credit carryforwards were $649 million, expiring through 2044, if not utilized.
As of December 31, 2024, we have $235 million in valuation allowances against deferred tax assets in U.S. jurisdictions.
Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$86	$63	$70
Additions to prior years' tax positions	—	22	—
Reductions to prior years' tax positions	(8)	—	(6)
Additions to current year tax positions	6	9	—
Changes in tax positions due to lapse of statutory limitations	(4)	(8)	(2)
Foreign currency translation	(2)	—	1
Ending balance	$78	$86	$63
At December 31, 2024, 2023 and 2022, there were $62 million, $67 million and $51 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets. At December 31, 2024 and 2023, we had liabilities of $60 million and $62 million for income tax-related interest and penalties.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2024, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of these tax liabilities. During 2024, we moved from a taxes payable position of $384 million to a taxes receivable position of $70 million, primarily due to a change in our tax depreciation method. The receivable will offset future related party taxes for federal and state tax liabilities.
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2010 to 2024 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
Note 15. Supplemental Information for the Consolidated Statements of Cash Flows
Cash payments for interest costs and income taxes consist of the following:

	Years Ended December 31,
	2024	2023	2022
Interest costs (none capitalized)	$5,406	$4,652	$2,673
Income taxes	$170	$182	$824
Non-cash investing items consist of the following:

	Years Ended December 31,
	2024	2023	2022
Subvention receivable from GM(a)	$360	$508	$469
Commercial loan funding payable to GM(a)	$100	$55	$105
_________________
(a)Refer to Note 2 for further information.
Note 16. Segment Reporting and Geographic Information
We analyze the results of our business through the following reportable segments: North America and International. Our chief operating decision-maker, the President and Chief Executive Officer, evaluates the operating results through reportable segment income before income taxes. This financial metric is used to review operating trends, perform analytical comparisons between periods and among geographic regions, and to monitor budget-to-actual variances on a monthly basis in order to assess performance and allocate resources.
Our North America Segment includes operations in the U.S. and Canada. Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China. The management of each segment is responsible for executing our strategies.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize key financial information by segment:

	Year Ended December 31, 2024
	North America	International	Total
Revenue from reportable segments	$14,341	$1,515	$15,856

Reconciliation of revenue
Other revenue(a)			19
Total revenue			$15,875
Costs and expenses(b)
Salaries and benefits	1,013	154
Leased vehicle depreciation	4,770	74
(Gain) loss on termination of leased vehicles	(759)	1
Provision for loan losses	912	116
Interest expense	5,362	668
GM Protection claim losses	30	—
Other segment items(c)	329	230
Equity income	—	64
Impairment of investment in nonconsolidated affiliate	—	(320)
Reportable segment income before income taxes	$2,683	$16	$2,699

Reconciliation to income before income taxes
Other loss(d)			(54)
Income before income taxes			$2,645
________________
(a)Revenue from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.
(c)Other segment items for each reportable segment primarily include professional fees, supplies and equipment, occupancy costs, depreciation and amortization, and commission expense.
(d)Income/loss from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2023
	North America	International	Total
Revenue from reportable segments	$12,876	$1,345	$14,221

Reconciliation of revenue
Other revenue(a)			3
Total revenue			$14,224
Costs and expenses(b)
Salaries and benefits	990	156
Leased vehicle depreciation	4,840	65
Gain on termination of leased vehicles	(877)	(1)
Provision for loan losses	682	144
Interest expense	4,109	576
GM Protection claim losses	8	—
Other segment items(c)	407	223
Equity income	—	138
Reportable segment income before income taxes	$2,716	$320	$3,036

Reconciliation to income before income taxes
Other loss(d)			(51)
Income before income taxes			$2,985
________________
(a)Revenue from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.
(c)Other segment items for each reportable segment primarily include professional fees, supplies and equipment, occupancy costs, depreciation and amortization, and commission expense.
(d)Income/loss from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2022
	North America	International	Total
Revenue from reportable segments	$11,776	$989	$12,765

Reconciliation of revenue
Other revenue(a)			1
Total revenue			$12,766
Costs and expenses(b)
Salaries and benefits	940	143
Leased vehicle depreciation	4,793	46
Gain on termination of leased vehicles	(1,187)	—
Provision for loan losses	537	116
Interest expense	2,526	355
Other segment items(c)	381	197
Equity income	—	173
Reportable segment income before income taxes	$3,786	$305	$4,091

Reconciliation to income before income taxes
Other loss(d)			(15)
Income before income taxes			$4,076
________________
(a)Revenue from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.
(c)Other segment items for each reportable segment primarily include professional fees, supplies and equipment, occupancy costs, depreciation and amortization, and commission expense.
(d)Income/loss from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
The following table presents certain balance sheet information by segment:

	December 31, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Finance receivables, net	$87,084	$6,426	$93,510	$78,148	$6,489	$84,637
Leased vehicles, net	$31,236	$350	$31,586	$30,227	$356	$30,582
Assets from reportable segments	$131,643	$9,254	$140,897	$122,051	$9,883	$131,933
Other assets(a)			134	.		77
Total assets			$141,030	.		$132,011
________________
(a)Assets from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2024		2023		2022
	Revenue(a)	Long-Lived Assets(b)	Revenue(a)	Long-Lived Assets(a)	Revenue(a)	Long-Lived Assets(a)
U.S.	$13,608	$28,129	$12,168	$27,397	$11,037	$29,411
Non-U.S.	2,267	3,563	2,056	3,309	1,729	3,431
Total consolidated	$15,875	$31,693	$14,224	$30,707	$12,766	$32,842
_________________
(a)No individual country other than the U.S. represented more than 10% of our total revenue.
(b)Long-lived assets include $31.6 billion, $30.6 billion, and $32.7 billion of vehicles on operating leases at December 31, 2024, 2023 and 2022. Other than the U.S., no individual country represented more than 10% of our total long-lived assets at December 31,2024, 2023 and 2022, except for Canada, with long-lived assets of $3.2 billion at December 31, 2024.
Note 17. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 21.7%, and the minimum capital requirement was 10.5%. Total assets of our regulated international banks and finance companies were approximately $7.5 billion and $7.7 billion at December 31, 2024 and 2023.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2024, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2024. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2024.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For additional information refer to Item 1A. Risk Factors.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 14. Principal Accountant Fees and Services

	Years Ended December 31,
	2024	2023
Audit fees(a)	$6	$6
Audit-related fees(b)	3	3
Tax fees(c)	—	—
All other fees	—	—
Total fees	$9	$9
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
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.
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

4.3.5
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

4.3.6
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

4.3.7
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

4.3.8
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

4.3.9
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

4.3.10
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

4.3.11
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.12
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

4.3.13
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

4.3.14
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

4.3.15
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

4.3.16
Forty-Seventh Supplemental Indenture, dated June 9, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.000% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 9, 2022.
Incorporated by Reference

4.3.17
Forty-Eighth Supplemental Indenture, dated October 12, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 6.050% Senior Notes due 2025, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 12, 2022.
Incorporated by Reference

4.3.18
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

4.3.19
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

4.3.20
Fifty-First Supplemental Indenture, dated June 23, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.800% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 23, 2023.
Incorporated by Reference

4.3.21
Fifty-Second Supplemental Indenture, dated December 7, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.800% Senior Notes due 2029 and 6.100% Senior Notes due 2034, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on December 7, 2023.
Incorporated by Reference

4.3.22
Fifty-Third Supplemental Indenture, dated February 8, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2027, 5.400% Senior Notes due 2027 and 5.750% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on February 8, 2024.
Incorporated by Reference

4.3.23
Fifty-Fourth Supplemental Indenture, dated April 4, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.550% Senior Notes due 2029 and 5.950% Senior Notes due 2034, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 4, 2024.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.3.24
Fifty-Fifth Supplemental Indenture, dated June 18, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2027, 5.350% Senior Notes due 2027 and 5.600% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 18, 2024.
Incorporated by Reference

4.3.25
Fifty-Sixth Supplemental Indenture, dated September 6, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 4.900% Senior Notes due 2029 and 5.450% Senior Notes due 2034, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on September 6, 2024.
Incorporated by Reference

4.4
Indenture, dated June 21, 2017, by and among General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., as guarantor, and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3, filed on June 21, 2017.
Incorporated by Reference

4.5
Indenture, dated as of March 31, 2016, between General Motors Financial Company, Inc., as Issuer, and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as Trustee (filed as Exhibit 4.1 to the Registration Statement No. 333-210502 filed on March 31, 2016.
Incorporated by Reference

4.5.1
First Supplemental Indenture, dated as of November 1, 2024, between General Motors Financial Company, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as Trustee incorporated herein by reference to Exhibit 4.1(b) to the Registration Statement on Form S-3ASR filed November 1, 2024.
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
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
Incorporated by Reference

10.8*
Sixth Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 28, 2024, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 28, 2024.
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

97.1
General Motors Financial Company, Inc. Policy on Recoupment of Incentive Compensation, dated as of October 20, 2023, incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed on January 30, 2024.
Incorporated by Reference

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
________________
* Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information the Company customarily and actually treats as private or confidential.

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2025.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	January 28, 2025
Daniel E. Berce

/s/ SUSAN B. SHEFFIELD	Executive Vice President and Chief Financial Officer	January 28, 2025
Susan B. Sheffield

/s/ CONNIE COFFEY	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	January 28, 2025
Connie Coffey

/s/ MARY T. BARRA	Director	January 28, 2025
Mary T. Barra

/s/ PAUL A. JACOBSON	Director	January 28, 2025
Paul A. Jacobson