Form 10-Q
period 2025-03-31
General Motors Financial Company, Inc.
filed 2025-05-01
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 30, 2025, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$8,444	$5,094
Finance receivables, net of allowance for loan losses of $2,567 and $2,458 (Note 3; Note 7)	91,313	93,510
Leased vehicles, net (Note 4; Note 7)	32,239	31,586
Goodwill and intangible assets	1,172	1,169
Equity in net assets of nonconsolidated affiliates (Note 5)	1,226	1,206
Related party receivables (Note 2)	636	473
Other assets (Note 7)	7,823	7,992
Total assets	$142,853	$141,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7)	$48,886	$49,573
Unsecured debt (Note 6)	68,152	64,691
Deferred income	2,425	2,389
Related party payables (Note 2)	132	106
Other liabilities	7,937	9,079
Total liabilities	127,532	125,838
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,822	8,814
Accumulated other comprehensive income (loss)	(1,559)	(1,531)
Retained earnings	8,058	7,909
Total shareholders' equity	15,321	15,193
Total liabilities and shareholders' equity	$142,853	$141,030
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Finance charge income	$2,025	$1,786
Leased vehicle income	1,902	1,800
Other income	236	225
Total revenue	4,164	3,811
Costs and expenses
Operating expenses	513	458
Leased vehicle expenses	1,054	1,047
Provision for loan losses (Note 3)	328	204
Interest expense	1,597	1,396
Total costs and expenses	3,491	3,106
Equity income (loss) (Note 5)	12	32
Income (loss) before income taxes	685	737
Income tax expense (benefit) (Note 11)	186	200
Net income (loss)	499	536
Less: cumulative dividends on preferred stock	30	30
Net income (loss) attributable to common shareholder	$470	$507

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$499	$536
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $30, $(8)	(91)	26
Foreign currency translation adjustment	63	(65)
Other comprehensive income (loss), net of tax	(28)	(39)
Comprehensive income (loss)	$471	$498
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2024	$—	$—	$8,783	$(1,208)	$7,967	$15,542
Net income (loss)	—	—	—	—	536	536
Other comprehensive income (loss)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	6	—	—	6
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2024	$—	$—	$8,789	$(1,246)	$8,054	$15,596

Balance at January 1, 2025	$—	$—	$8,814	$(1,531)	$7,909	$15,193
Net income (loss)	—	—	—	—	499	499
Other comprehensive income (loss)	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(350)	(350)
Balance at March 31, 2025	$—	$—	$8,822	$(1,559)	$8,058	$15,321
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$499	$536
Depreciation and amortization	1,298	1,342
Accretion and amortization of loan and leasing fees	(404)	(363)
Undistributed earnings of nonconsolidated affiliates, net	(12)	(32)
Provision for loan losses	328	204
Deferred income taxes	100	8
Gain on termination of leased vehicles	(156)	(202)
Other operating activities	(115)	51
Changes in assets and liabilities:
Other assets	369	(218)
Other liabilities	(79)	130
Related party payables	50	144
Net cash provided by (used in) operating activities	1,877	1,601
Cash flows from investing activities
Purchases and funding of finance receivables	(9,668)	(8,392)
Principal collections and recoveries on finance receivables	9,097	7,650
Net change in floorplan and other short-duration receivables	2,545	(529)
Purchases of leased vehicles	(4,212)	(3,436)
Proceeds from termination of leased vehicles	2,529	3,085
Other investing activities	(4)	(4)
Net cash provided by (used in) investing activities	286	(1,626)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	188	(223)
Borrowings and issuances of secured debt	8,261	7,577
Payments on secured debt	(8,998)	(8,604)
Borrowings and issuances of unsecured debt	8,635	6,720
Payments on unsecured debt	(6,177)	(4,484)
Debt issuance costs	(55)	(44)
Dividends paid	(409)	(509)
Net cash provided by (used in) financing activities	1,444	432
Net increase (decrease) in cash, cash equivalents and restricted cash	3,608	407
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	24	(9)
Cash, cash equivalents and restricted cash at beginning of period	8,081	8,249
Cash, cash equivalents and restricted cash at end of period	$11,714	$8,646
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2025
Cash and cash equivalents	$8,444
Restricted cash included in other assets	3,270
Total	$11,714
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
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on January 28, 2025 (2024 Form 10-K).
The condensed consolidated financial statements at March 31, 2025, and for the three months ended March 31, 2025 and 2024, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $704 million and $777 million for the three months ended March 31, 2025 and 2024. Subvention due from GM is recorded as a related party receivable.
Cruise is the GM global segment focused on autonomous driving strategy for personal vehicles. We previously provided a line of credit to Cruise to fund the purchase of autonomous vehicles from GM in support of commercialization. The line of credit expired on December 31, 2024, and all outstanding borrowings were paid off as of March 31, 2025. Amounts due from Cruise were included in finance receivables, net.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
We are included in GM's consolidated U.S. federal income tax return and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During both the three months ended March 31, 2025 and 2024, no payments were made to GM for state and federal income taxes. Amounts due from GM for income taxes are recorded as a related party receivable. The receivable will offset future related party taxes payable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables present related party transactions:

Balance Sheet Data	March 31, 2025	December 31, 2024
Commercial finance receivables due from dealers consolidated by GM	$261	$279
Commercial finance receivables due from Cruise	$—	$395
Subvention receivable from GM	$542	$360
Commercial loan funding payable to GM	$110	$100
Taxes receivable from GM	$36	$70

	Three Months Ended March 31,
Income Statement Data	2025	2024
Interest subvention earned on retail finance receivables(a)	$344	$308
Interest subvention earned on commercial finance receivables(a)	$23	$27
Leased vehicle subvention earned(b)	$415	$364
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility (the five-year facility) and a three-year, $4.1 billion facility (the three-year facility). We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at March 31, 2025 or December 31, 2024. In March 2025, GM renewed the five-year facility, which now matures March 25, 2030, the three-year facility, which now matures March 25, 2028, and the GM Revolving 364-Day Credit Facility, which now matures March 24, 2026.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	March 31, 2025	December 31, 2024
Retail finance receivables
Retail finance receivables(a)	$76,995	$76,066
Less: allowance for loan losses	(2,479)	(2,400)
Total retail finance receivables, net	74,516	73,667
Commercial finance receivables
Commercial finance receivables(a)(b)	16,885	19,901
Less: allowance for loan losses	(88)	(58)
Total commercial finance receivables, net	16,797	19,843
Total finance receivables, net	$91,313	$93,510
Fair value utilizing Level 2 inputs	$16,797	$19,843
Fair value utilizing Level 3 inputs	$75,840	$74,729
________________
(a)    Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)    Includes dealer financing of $16.4 billion and $18.9 billion, and other financing of $519 million and $999 million at March 31, 2025 and December 31, 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.2 billion and $3.4 billion at March 31, 2025 and December 31, 2024.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2025	2024
Allowance for retail loan losses beginning balance	$2,400	$2,308
Provision for loan losses	299	205
Charge-offs	(479)	(405)
Recoveries	250	213
Foreign currency translation	9	(1)
Allowance for retail loan losses ending balance	$2,479	$2,320
The allowance for retail loan losses as a percentage of retail finance receivables was 3.2% at both March 31, 2025 and December 31, 2024.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at March 31, 2025 and December 31, 2024:

	Year of Origination						March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime - FICO Score 680 and greater	$7,142	$22,001	$14,108	$8,508	$4,659	$2,322	$58,740	76.3%
Near-prime - FICO Score 620 to 679	1,029	3,311	2,017	1,347	936	502	9,142	11.9
Sub-prime - FICO Score less than 620	970	3,197	1,881	1,385	992	687	9,113	11.8
Retail finance receivables	$9,141	$28,510	$18,006	$11,240	$6,586	$3,511	$76,995	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime - FICO Score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8
Sub-prime - FICO Score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status for each vintage of the portfolio at March 31, 2025 and December 31, 2024, as well as summary totals for March 31, 2024. The tables also present gross charge-offs by vintage for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Year of Origination						March 31, 2025		March 31, 2024
	2025	2024	2023	2022	2021	Prior	Total	Percent	Total	Percent
0 - 30 days	$9,115	$27,942	$17,420	$10,750	$6,228	$3,253	$74,707	97.0%	$71,225	97.3%

31 - 60 days	25	404	419	357	269	193	1,667	2.2	1,463	2.0
Greater than 60 days	1	143	146	121	83	62	556	0.7	482	0.7
Finance receivables more than 30 days delinquent	26	547	566	478	351	255	2,223	2.9	1,945	2.7
In repossession	—	21	20	13	7	3	65	0.1	60	0.1
Finance receivables more than 30 days delinquent or in repossession	27	568	585	491	359	259	2,288	3.0	2,005	2.7
Retail finance receivables	$9,141	$28,510	$18,006	$11,240	$6,586	$3,511	$76,995	100.0%	$73,230	100.0%
Gross charge-offs	$—	$133	$147	$101	$61	$37	$479

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0 - 30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%

31 - 60 days	374	481	425	340	166	99	1,885	2.5
Greater than 60 days	128	188	155	115	55	36	677	0.9
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4
In repossession	17	19	14	10	3	2	66	0.1
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
Gross charge-offs	$171	$556	$495	$305	$126	$102	$1,754
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $831 million and $958 million at March 31, 2025 and December 31, 2024. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.

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
The amortized costs at March 31, 2025 and 2024 of the loans modified during the three months ended March 31, 2025 and 2024 were insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three months ended March 31, 2025 and 2024.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at March 31, 2025 and December 31, 2024:

	Year of Origination							March 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,742	$102	$311	$178	$352	$221	$256	$15,163	92.7%
II	645	2	28	12	11	7	1	705	4.3
III	428	2	8	6	14	24	15	498	3.0
IV	1	—	—	—	—	—	—	1	0.0
Balance at end of period	$14,817	$105	$347	$196	$377	$253	$272	$16,365	100.0%

	Year of Origination							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,429	$350	$211	$360	$237	$267	$32	$17,885	94.6%
II	621	—	10	26	3	2	—	663	3.5
III	305	10	4	—	22	—	12	354	1.9
IV	1	—	—	—	—	—	—	1	0.0
Balance at end of period	$17,356	$360	$225	$385	$263	$269	$44	$18,902	100.0%
Floorplan advances comprise 99.3% and 99.5% of the total revolving balances at March 31, 2025 and December 31, 2024. Dealer term loans are presented by year of origination.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At March 31, 2025 and December 31, 2024, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2025 and 2024. There were no commercial finance receivables on nonaccrual status at March 31, 2025 and December 31, 2024.
There were insignificant charge-offs during the three months ended March 31, 2025, and no loan modifications were extended to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.
Note 4. Leased Vehicles

	March 31, 2025	December 31, 2024
Leased vehicles(a)	$38,805	$38,187
Less: accumulated depreciation	(6,566)	(6,601)
Leased vehicles, net	$32,239	$31,586
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.
Depreciation expense related to leased vehicles, net was $1.2 billion for both the three months ended March 31, 2025 and 2024.
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2025:

	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Lease payments under operating leases	$4,128	$3,951	$1,786	$267	$7	$—	$10,138
Note 5. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as equity income (loss).
There have been no ownership changes in our joint ventures since December 31, 2024. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2025	2024
Finance charge income	$152	$286
Income before income taxes	$48	$120
Net income	$36	$90
At March 31, 2025 and December 31, 2024, we had undistributed earnings of $742 million and $729 million related to our nonconsolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,371	$1,371	$5,426	$5,426
Securitization notes payable	47,514	47,736	44,147	44,327
Total secured debt	48,886	49,107	49,573	49,753
Unsecured debt
Senior notes	56,922	57,150	53,632	54,177
Credit facilities	1,926	1,935	2,178	2,174
Other unsecured debt	9,304	9,339	8,880	8,906
Total unsecured debt	68,152	68,425	64,691	65,258
Total secured and unsecured debt	$117,037	$117,532	$114,264	$115,010
Fair value utilizing Level 2 inputs		$115,350		$112,941
Fair value utilizing Level 3 inputs		$2,182		$2,070
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the three months ended March 31, 2025, we renewed revolving credit facilities with a total borrowing capacity of $2.5 billion, and we issued $7.9 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 4.82% and maturity dates ranging from 2027 to 2037.
Unsecured Debt During the three months ended March 31, 2025, we issued $6.1 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.24% and maturity dates ranging from 2027 to 2035.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2025, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2025	December 31, 2024
Restricted cash(a)	$3,010	$2,761
Finance receivables	$50,367	$55,456
Lease related assets	$15,080	$14,252
Secured debt	$48,936	$49,646
_______________
(a) Included in other assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 8. Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We manage interest rate risk primarily by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	March 31, 2025			December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$44,495	$127	$589	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2,006	28	17	1,873	35	4
Foreign currency swaps	8,420	137	231	8,363	80	508
Derivatives not designated as hedges
Interest rate contracts	117,569	578	879	123,346	833	1,294
Total	$172,490	$870	$1,715	$169,727	$981	$2,427
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At both March 31, 2025 and December 31, 2024, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $693 million. At March 31, 2025 and December 31, 2024, we held $104 million and $190 million of collateral from counterparties that was available for netting against our asset positions. At March 31, 2025 and December 31, 2024, we had $898 million and $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Unsecured debt	$37,684	$36,664	$960	$1,281
 _________________
(a)Includes $669 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at March 31, 2025 and December 31, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2025		2024
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(321)	$—	$129	$—
Interest rate swaps	251	—	(157)	—
Cash flow hedges
Interest rate swaps	4	—	7	—
Hedged items - foreign currency swaps(c)	—	(340)	—	178
Foreign currency swaps	(34)	340	(41)	(176)
Derivatives not designated as hedges
Interest rate contracts	7	—	33	—
Foreign currency contracts	—	—	—	2
Total income (loss) recognized	$(93)	$(1)	$(28)	$3
_________________
(a)Total interest expense was $1.6 billion and $1.4 billion for the three months ended March 31, 2025 and 2024.
(b)Total operating expenses were $513 million and $458 million for the three months ended March 31, 2025 and 2024.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2025	2024
Cash flow hedges
Interest rate swaps	$(14)	$9
Foreign currency swaps	157	(141)
Total	$143	$(132)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended March 31,
	2025	2024
Cash flow hedges
Interest rate swaps	$(3)	$(5)
Foreign currency swaps	(231)	163
Total	$(234)	$158
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to operating expenses or interest expense. During the next 12 months, we estimate an insignificant amount of gains will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.

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

In accordance with the current accounting standards for loss contingencies, we establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2025, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $32 million, and we have accrued an insignificant amount.
Indirect Tax-Related Matters We accrue non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.

In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time, where there is a reasonable possibility that losses exceeding amounts already recognized may be incurred. We estimate our reasonably possible loss in excess of amounts accrued to be up to $169 million at March 31, 2025.
Note 10. Shareholders' Equity

	March 31, 2025	December 31, 2024
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the three months ended March 31, 2025 and 2024, our Board of Directors declared and paid dividends of $350 million and $450 million on our common stock to General Motors Holdings LLC.

	March 31, 2025	December 31, 2024
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During both the three months ended March 31, 2025 and 2024, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $14 million to holders of record of our Series C Preferred Stock.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
Unrealized gain (loss) on hedges
Beginning balance	$77	$(3)
Change in value of hedges, net of tax	(91)	26
Ending balance	$(13)	$23
Foreign currency translation adjustment
Beginning balance	$(1,609)	$(1,206)
Translation gain (loss)	63	(65)
Ending balance	$(1,546)	$(1,270)
Note 11. Income Taxes
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in our financial statements as if we filed our own tax returns in each jurisdiction. Refer to Note 2 for further information on related party taxes.
Note 12. Segment Reporting
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2025
	North America	International	Total
Revenue from reportable segments	$3,778	$377	$4,155

Reconciliation of revenue
Other revenue(a)			9
Total revenue			$4,164
Costs and expenses(b)
Salaries and benefits	272	38
Leased vehicle depreciation	1,185	18
(Gain) loss on termination of leased vehicles	(156)	—
Provision for loan losses	292	36
Interest expense	1,424	173
GM Protection claim losses	10	—
Other segment items(c)	126	49
Equity income	—	12
Reportable segment income before income taxes	$625	$75	$700

Reconciliation to income before income taxes
Other loss(d)			(15)
Income before income taxes			$685
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2024
	North America	International	Total
Revenue from reportable segments	$3,415	$394	$3,809

Reconciliation of revenue
Other revenue(a)			2
Total revenue			$3,811
Costs and expenses(b)
Salaries and benefits	255	37
Leased vehicle depreciation	1,224	19
Gain on termination of leased vehicles	(202)	1
Provision for loan losses	171	33
Interest expense	1,230	167
GM Protection claim losses	5	—
Other segment items(c)	97	56
Equity income	—	32
Reportable segment income before income taxes	$635	$114	$749

Reconciliation to income before income taxes
Other loss(d)			(12)
Income before income taxes			$737
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
(d)Income/loss from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
The following table presents certain balance sheet information by segment:

	March 31, 2025			December 31, 2024
	North America	International	Total	North America	International	Total
Finance receivables, net	$84,779	$6,534	$91,313	$87,084	$6,426	$93,510
Leased vehicles, net	$31,861	$379	$32,239	$31,236	$350	$31,586
Assets from reportable segments	$133,310	$9,372	$142,682	$131,643	$9,254	$140,897
Other assets(a)			172	.		134
Total assets			$142,853	.		$141,030
______________
(a)Assets from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $7.6 billion and $7.5 billion at March 31, 2025 and December 31, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on January 28, 2025 (2024 Form 10-K), for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Recent Developments
In the first quarter of 2025, the U.S. Government announced new tariffs, including some tariffs specifically related to the automotive industry. The tariff environment remains highly dynamic. Refer to Item 1A. Risk Factors for a full discussion of the risks associated with the tariff environment.
Results of Operations
Key Drivers Income before income taxes for the three months ended March 31, 2025 was $685 million and $737 million for the three months ended March 31, 2024. Changes in key drivers of income before income taxes include the following:
•Finance charge income on retail finance receivables increased $201 million primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Leased vehicle income increased $102 million primarily due to an increase in the average balance of the leased vehicles portfolio.
•Interest expense increased $201 million primarily due to an increase in the average debt outstanding, as well as an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt.
•Provision for loan losses increased $124 million primarily due to increased loan origination volume and moderating credit performance.
For the year ending December 31, 2025, we expect to recognize income before income taxes in the $2.5 billion to $3.0 billion range.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Average Earning Assets	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	Amount	Percentage
Average retail finance receivables	$76,940	$72,876	$4,064	5.6%
Average commercial finance receivables	18,031	14,122	3,908	27.7%
Average finance receivables	94,971	86,998	7,972	9.2%
Average leased vehicles, net	31,941	30,321	1,621	5.3%
Average earning assets	$126,912	$117,319	$9,593	8.2%

Retail finance receivables purchased	$9,564	$8,329	$1,235	14.8%
Leased vehicles purchased	$4,984	$4,308	$676	15.7%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 36.4% and 39.9% for the three months ended March 31, 2025 and

GENERAL MOTORS FINANCIAL COMPANY, INC.
2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to growth in the average amount financed per dealer, resulting from increased new vehicle inventory, as well as higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 47.6% and 46.3% at March 31, 2025 and 2024.
Leased vehicles purchased increased primarily due to growth in GM sales and higher net capitalized cost, partially offset by lower lease sales mix.

Revenue	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	Amount	Percentage
Finance charge income
Retail finance receivables	$1,694	$1,493	$201	13.5%
Commercial finance receivables	$331	$293	$38	13.0%
Leased vehicle income	$1,902	$1,800	$102	5.7%
Other income	$236	$225	$11	5.0%
Equity income	$12	$32	$(19)	(60.6)%
Effective yield - retail finance receivables	8.9%	8.2%
Effective yield - commercial finance receivables	7.5%	8.3%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables increased primarily due to an increase in the size of the portfolio, partially offset by a decrease in the effective yield resulting from lower benchmark rates.
Leased Vehicle Income Leased vehicle income increased primarily due to an increase in the average balance of the leased vehicles portfolio.
Equity Income Equity income decreased primarily due to lower earning asset levels at our joint ventures in China.

Costs and Expenses	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	Amount	Percentage
Operating expenses	$513	$458	$54	11.8%
Leased vehicle expenses	$1,054	$1,047	$6	0.6%
Provision for loan losses	$328	$204	$124	60.7%
Interest expense	$1,597	$1,396	$201	14.4%
Average debt outstanding	$115,462	$105,264	$10,198	9.7%
Effective rate of interest on debt	5.6%	5.3%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.6% for both the three months ended March 31, 2025 and 2024.
Provision for Loan Losses Provision for loan losses increased primarily due to increased loan origination volume and moderating credit performance.
Interest Expense Interest expense increased primarily due to an increase in average debt outstanding, as well as an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt.
Taxes Our consolidated effective income tax rates were 27.6% and 28.4% of income before income taxes and equity income for the three months ended March 31, 2025 and 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(91) million and $26 million for the three months ended March 31, 2025 and 2024. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $63 million and $(65) million for the three months ended March 31, 2025 and 2024. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended March 31, 2025 was primarily due to appreciating values of the Brazilian Real, Mexican Peso, and Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended March 31, 2024 was primarily due to depreciating values of the Chinese Yuan Renminbi, Brazilian Real, and Canadian Dollar in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$58,740	76.3%	$58,067	76.3%
Near-prime - FICO Score 620 to 679	9,142	11.9	8,990	11.8
Sub-prime - FICO Score less than 620	9,113	11.8	9,008	11.8
Retail finance receivables	76,995	100.0%	76,066	100.0%
Less: allowance for loan losses	(2,479)		(2,400)
Retail finance receivables, net	$74,516		$73,667
Number of outstanding contracts	3,299,773		3,285,728
Average amount of outstanding contracts (in dollars)(a)	$23,333		$23,151
Allowance for loan losses as a percentage of retail finance receivables	3.2%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	March 31, 2025		March 31, 2024
	Amount	Percent	Amount	Percent
31 - 60 days	$1,667	2.2%	$1,463	2.0%
Greater than 60 days	556	0.7	482	0.7
Total finance receivables more than 30 days delinquent	2,223	2.9	1,945	2.7
In repossession	65	0.1	60	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,288	3.0%	$2,005	2.7%
At March 31, 2025, delinquency increased from March 31, 2024, consistent with our expectations of moderating credit performance.
Loan Modifications Loan modifications extended to borrowers experiencing financial difficulty were insignificant for the three months ended March 31, 2025 and 2024. Refer to Note 3 to our condensed consolidated financial statements for further information on loan modifications.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2025	2024
Charge-offs	$479	$405
Less: recoveries	(250)	(213)
Net charge-offs	$229	$193
Net charge-offs as an annualized percentage of average retail finance receivables	1.2%	1.1%
Net charge-offs for the three months ended March 31, 2025 increased slightly compared to the same period in 2024, due to moderating credit performance and lower recovery rates.

Commercial Finance Receivables	March 31, 2025	December 31, 2024
Commercial finance receivables	$16,885	$19,901
Less: allowance for loan losses	(88)	(58)
Commercial finance receivables, net	$16,797	$19,843
Number of dealers	2,527	2,537
Average carrying amount per dealer	$7	$8
Allowance for loan losses as a percentage of commercial finance receivables	0.5%	0.3%
No commercial loans were modified for the three months ended March 31, 2025 and 2024. Substantially all of our commercial finance receivables were current with respect to payment status at March 31, 2025 and December 31, 2024.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended March 31,
	2025	2024
Operating leases purchased	98	93
Operating leases terminated	93	118
Operating leased vehicles returned(a)	25	28
Percentage of leased vehicles returned(b)	26%	24%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. The return rates continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $156 million and $202 million for the three months ended March 31, 2025 and 2024, primarily due to fewer terminated leases in 2025.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2025			December 31, 2024
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$13,168	635	67.0%	$13,184	635	67.3%
Trucks	7,719	229	24.2	7,458	224	23.7
SUVs	2,343	54	5.7	2,260	53	5.6
Cars	573	30	3.1	590	31	3.3
Total	$23,803	949	100.0%	$23,492	943	100.0%
At March 31, 2025 and 2024, 99.4% and 99.5% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	March 31, 2025	December 31, 2024
Cash and cash equivalents(a)	$8,444	$5,094
Borrowing capacity on unpledged eligible assets	25,598	21,548
Borrowing capacity on committed unsecured lines of credit	752	665
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$37,794	$30,307
_________________
(a)Includes $346 million and $389 million in unrestricted cash outside of the U.S. at March 31, 2025 and December 31, 2024, of which certain amounts are considered to be indefinitely invested based on specific plans for reinvestment.
At March 31, 2025, available liquidity increased from December 31, 2024, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and an increase in cash and cash equivalents. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2025, available liquidity exceeded our liquidity targets.
Cash Flow The following table summarizes our cash flow activities.

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024
Net cash provided by (used in) operating activities	$1,877	$1,601	$276
Net cash provided by (used in) investing activities	$286	$(1,626)	$1,912
Net cash provided by (used in) financing activities	$1,444	$432	$1,012
The following table summarizes our net cash provided by (used in) operating activities. For further detail on our net cash provided by (used in) investing and financing activities, please refer to the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,		2025 vs. 2024
Operating Activities	2025	2024
Net income (loss)	$499	$536	$(37)
Depreciation and amortization	1,298	1,342	(44)
Accretion and amortization of loan and leasing fees	(404)	(363)	(41)
Provision for loan losses	328	204	124
Other non-cash income	(283)	(183)	(101)
Changes in assets and liabilities(a)	340	56	284
Deferred income taxes	100	8	92
Net cash provided by (used in) operating activities	$1,877	$1,601	$276
________________
(a)Includes a decrease in dealer advances, an increase in derivative collateral assets, net, and an increase in unearned premiums - protections, partially offset by a decrease in accrual bonuses.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. As of April 15, 2025, all credit ratings remained unchanged since December 31, 2024.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At March 31, 2025, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,675	$1,029
Revolving commercial asset-secured facilities(b)	4,423	342
Total secured	27,098	1,371
Unsecured committed facilities	809	57
Unsecured uncommitted facilities(c)	1,869	1,869
Total unsecured	2,678	1,926
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$32,776	$3,297
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had no advances outstanding and $552 million in unused borrowing capacity on these uncommitted facilities at March 31, 2025.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $2.0 billion in unused borrowing capacity on these facilities at March 31, 2025.
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2025, the aggregate principal amount of our outstanding unsecured senior notes was $58.1 billion.
We issue other unsecured debt through demand notes, commercial paper offerings and other bank and non-bank funding sources. At March 31, 2025, we had $3.7 billion outstanding in demand notes and $3.5 billion under the U.S. commercial paper program.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the support agreement with GM (the Support Agreement) was 9.00x and 9.24x at March 31, 2025 and December 31, 2024, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at March 31, 2025:

	2025	2026	2027	2028 and Thereafter
Encumbered assets	$14,883	$36,828	$52,962	$68,457
Unencumbered assets	47,367	63,888	73,396	74,396
Total assets	62,250	100,716	126,358	142,853

Secured debt	10,640	26,328	37,862	48,939
Unsecured debt	15,696	25,169	35,992	69,357
Total debt(a)	26,336	51,497	73,854	118,295
Net excess liquidity	$35,914	$49,219	$52,504	$24,558
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
The following table presents our reconciliation of net income attributable to common shareholder - adjusted to net income, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2025	March 31, 2024
Net income attributable to common shareholder	$1,705	$2,078
Adjustment - impairment charge(a)	320	—
Net income attributable to common shareholder - adjusted	$2,025	$2,078
______________
(a)This impairment charge was to write down our SAIC-GMAC equity investment to its fair value.
Return on Average Common Equity Return on average common equity is a generally accepted accounting principle (GAAP) measure widely used to measure earnings in relation to invested capital. We calculate return on average common equity as net income attributable to common shareholder divided by average common equity. Our return on average common equity decreased to 12.5% for the four quarters ended March 31, 2025 from 15.3% for the four quarters ended March 31, 2024, primarily due to lower earnings driven by the $320 million impairment charge on our SAIC-GMAC equity investment recorded in the three months ended December 2024.
Return on Average Tangible Common Equity - adjusted We use return on average tangible common equity - adjusted, a non-GAAP measure, to measure our contribution to GM's enterprise profitability and cash flows. We calculate average tangible common equity - adjusted as net income attributable to common shareholder - adjusted divided by average tangible common equity. Our return on average tangible common equity - adjusted decreased to 16.3% for the four quarters ended March 31, 2025 from 16.8% for the four quarters ended March 31, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2025	March 31, 2024
Net income attributable to common shareholder - adjusted	$2,025	$2,078

Average equity	$15,599	$15,537
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,631	13,568
Less: average goodwill and intangible assets	(1,175)	(1,182)
Average tangible common equity	$12,456	$12,386

Return on average common equity	12.5%	15.3%
Return on average tangible common equity - adjusted	16.3%	16.8%
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
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses in the periods presented. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2024 Form 10-K. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:
•GM's ability to produce and sell new vehicles that we finance in the markets we serve;
•uncertainty regarding the impact of tariffs on the automotive industry, GM’s business, and the general economy, including the financial health of our borrowers;
•dealers' effectiveness in marketing our financial products to consumers;
•the viability of GM-franchised dealers that are commercial loan customers;
•the sufficiency, availability and cost of sources of financing, including credit facilities, securitization programs and secured and unsecured debt issuances;

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2024. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Form 10-K.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2024 Form 10-K, other than as set forth below in this Item 1A.
The U.S. Government has introduced new tariffs applicable to the automotive industry. Such tariffs, and similar tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations.
The U.S. Government has introduced new tariffs, including some tariffs specifically related to the automotive industry. Import tariffs charged by other countries where GM does business may also change. Based on the ultimate scope, nature and duration of any tariffs implemented, GM may take various mitigating actions, such as making changes to its U.S. production plan and reducing or pausing imports. Tariffs could also cause supply chain disruptions globally, potentially resulting in increased production costs, the inability to receive certain critical parts, increased vehicle prices, reduced incentives, and/or lost vehicle production volumes. Any extended reduction of GM’s production or sale of vehicles could have an adverse effect on our business.
Further, we cannot predict the effect any implemented tariffs may have on the U.S. economy. An increase in inflation or a decrease in economic growth could impact the financial health of our borrowers and lead to higher delinquencies and defaults.

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

4.1
Fifty-Seventh Supplemental Indenture, dated January 7, 2025, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2030, 5.350% Senior Notes due 2030 and 5.900% Senior Notes due 2035, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 7, 2025
Incorporated by Reference

4.2
Fifty-Eighth Supplemental Indenture, dated March 4, 2025, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2028, 5.050% Senior Notes due 2028 and 5.625% Senior Notes due 2032, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on March 4, 2025
Incorporated by Reference

10.1†
Fifth Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 26, 2025
Incorporated by Reference

10.2†
Sixth Amended and Restated 3-Year Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 26, 2025
Incorporated by Reference

10.3†
Seventh Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 26, 2025
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
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

General Motors Financial Company, Inc.
(Registrant)

Date:	May 1, 2025	By:	/S/ RICHARD A. GOKENBACH, JR.
Richard A. Gokenbach, Jr.
Executive Vice President and
Chief Financial Officer