Form 10-Q
period 2025-06-30
General Motors Financial Company, Inc.
filed 2025-07-22
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 21, 2025, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$8,403	$5,094
Finance receivables, net of allowance for loan losses of $2,720 and $2,458 (Note 3; Note 7)	91,840	93,510
Leased vehicles, net (Note 4; Note 7)	33,196	31,586
Goodwill and intangible assets	1,176	1,169
Equity in net assets of nonconsolidated affiliates (Note 5)	1,257	1,206
Related party receivables (Note 2)	636	473
Other assets (Note 7)	8,068	7,992
Total assets	$144,576	$141,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 6; Note 7)	$50,913	$49,573
Unsecured debt (Note 6)	67,620	64,691
Deferred income	2,496	2,389
Related party payables (Note 2)	137	106
Other liabilities	7,847	9,079
Total liabilities	129,012	125,838
Commitments and contingencies (Note 9)
Shareholders' equity (Note 10)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,826	8,814
Accumulated other comprehensive income (loss)	(1,422)	(1,531)
Retained earnings	8,159	7,909
Total shareholders' equity	15,564	15,193
Total liabilities and shareholders' equity	$144,576	$141,030
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Finance charge income	$2,048	$1,876	$4,073	$3,662
Leased vehicle income	1,940	1,803	3,842	3,603
Other income	267	239	503	464
Total revenue	4,255	3,918	8,419	7,729
Costs and expenses
Operating expenses	523	479	1,035	937
Leased vehicle expenses	1,052	972	2,105	2,019
Provision for loan losses (Note 3)	354	174	682	378
Interest expense	1,638	1,485	3,235	2,881
Total costs and expenses	3,567	3,109	7,058	6,215
Equity income (loss) (Note 5)	16	14	28	45
Income (loss) before income taxes	704	822	1,389	1,559
Income tax expense (benefit) (Note 11)	194	212	379	412
Net income (loss)	510	610	1,009	1,147
Less: cumulative dividends on preferred stock	30	30	59	59
Net income (loss) attributable to common shareholder	$480	$581	$950	$1,088

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$510	$610	$1,009	$1,147
Other comprehensive income (loss), net of tax (Note 10)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $2, $3, $32, $(6)	(5)	(9)	(96)	17
Foreign currency translation adjustment	142	(159)	205	(224)
Other comprehensive income (loss), net of tax	137	(168)	109	(207)
Comprehensive income (loss)	$647	$442	$1,118	$940
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2024	$—	$—	$8,783	$(1,208)	$7,967	$15,542
Net income (loss)	—	—	—	—	536	536
Other comprehensive income (loss)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	6	—	—	6
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Balance at March 31, 2024	—	—	8,789	(1,246)	8,054	15,596
Net income (loss)	—	—	—	—	610	610
Other comprehensive income (loss)	—	—	—	(168)	—	(168)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(450)	(450)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2024	$—	$—	$8,797	$(1,414)	$8,155	$15,538

Balance at January 1, 2025	$—	$—	$8,814	$(1,531)	$7,909	$15,193
Net income (loss)	—	—	—	—	499	499
Other comprehensive income (loss)	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 10)	—	—	—	—	(350)	(350)
Balance at March 31, 2025	—	—	8,822	(1,559)	8,058	15,321
Net income (loss)	—	—	—	—	510	510
Other comprehensive income (loss)	—	—	—	137	—	137
Stock-based compensation	—	—	4	—	—	4
Dividends paid (Note 10)	—	—	—	—	(350)	(350)
Dividends declared on preferred stock (Note 10)	—	—	—	—	(59)	(59)
Balance at June 30, 2025	$—	$—	$8,826	$(1,422)	$8,159	$15,564
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,009	$1,147
Depreciation and amortization	2,629	2,626
Accretion and amortization of loan and leasing fees	(811)	(728)
Undistributed earnings of nonconsolidated affiliates, net	(28)	(45)
Provision for loan losses	682	378
Deferred income taxes	207	287
Gain on termination of leased vehicles	(347)	(417)
Other operating activities	(143)	(26)
Changes in assets and liabilities:
Other assets	623	(304)
Other liabilities	145	253
Related party payables	99	44
Net cash provided by (used in) operating activities	4,065	3,214
Cash flows from investing activities
Purchases and funding of finance receivables	(19,270)	(17,025)
Principal collections and recoveries on finance receivables	18,055	15,577
Net change in floorplan and other short-duration receivables	2,847	(2,991)
Purchases of leased vehicles	(8,591)	(7,489)
Proceeds from termination of leased vehicles	5,326	6,157
Other investing activities	(10)	(10)
Net cash provided by (used in) investing activities	(1,642)	(5,781)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	41	296
Borrowings and issuances of secured debt	15,557	13,984
Payments on secured debt	(14,456)	(14,762)
Borrowings and issuances of unsecured debt	13,093	15,367
Payments on unsecured debt	(12,267)	(9,053)
Debt issuance costs	(95)	(112)
Dividends paid	(759)	(959)
Net cash provided by (used in) financing activities	1,115	4,760
Net increase (decrease) in cash, cash equivalents and restricted cash	3,538	2,194
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	64	(58)
Cash, cash equivalents and restricted cash at beginning of period	8,081	8,249
Cash, cash equivalents and restricted cash at end of period	$11,683	$10,384
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

June 30, 2025
Cash and cash equivalents	$8,403
Restricted cash included in other assets	3,281
Total	$11,683
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
The condensed consolidated financial statements at June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
Subsequent Event On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. Key provisions of the Act include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (TCJA) and an accelerated phase-out or elimination of most clean energy tax credits that were originally expanded under the Inflation Reduction Act of 2022 (IRA), such as the Commercial Clean Vehicle Credit which is set to expire on September 30, 2025. The Act also introduces a new auto loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. We are currently unable to estimate the financial impact of the Act.
Note 2. Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to customers purchasing new vehicles manufactured by GM and certain used vehicles and make commercial loans directly to GM-franchised dealers and their affiliates. Certain of our dealer customers are consolidated by GM, and receivables from those customers are included in finance receivables, net.
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $918 million and $934 million for the three months ended June 30, 2025 and 2024, and $1.6 billion and $1.7 billion for the six months ended June 30, 2025 and 2024. Subvention due from GM is recorded as a related party receivable.
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
We are included in GM's consolidated U.S. federal income tax return and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During both the six months ended June 30, 2025 and 2024, no payments were

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
made to GM for state and federal income taxes. Amounts due from (owed to) GM for income taxes are recorded as a related party receivable (payable).
The following tables present balance sheet and income statement data for related party transactions:

Balance Sheet Data	June 30, 2025	December 31, 2024
Commercial finance receivables due from dealers consolidated by GM	$324	$279
Commercial finance receivables due from Cruise	$—	$395
Subvention receivable from GM	$579	$360
Commercial loan funding payable to GM	$101	$100
Taxes receivable from (payable to) GM	$(20)	$70

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2025	2024	2025	2024
Interest subvention earned on retail finance receivables(a)	$342	$316	$686	$624
Interest subvention earned on commercial finance receivables(a)	$22	$30	$45	$57
Leased vehicle subvention earned(b)	$437	$359	$852	$723
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility (the five-year facility) and a three-year, $4.1 billion facility (the three-year facility). We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at June 30, 2025 or December 31, 2024. In March 2025, GM renewed the five-year facility, which now matures March 25, 2030, the three-year facility, which now matures March 25, 2028, and the GM Revolving 364-Day Credit Facility, which now matures March 24, 2026.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Finance Receivables

	June 30, 2025	December 31, 2024
Retail finance receivables
Retail finance receivables(a)	$77,837	$76,066
Less: allowance for loan losses	(2,630)	(2,400)
Total retail finance receivables, net	75,207	73,667
Commercial finance receivables
Commercial finance receivables(a)(b)	16,723	19,901
Less: allowance for loan losses	(91)	(58)
Total commercial finance receivables, net	16,633	19,843
Total finance receivables, net	$91,840	$93,510
Fair value utilizing Level 2 inputs	$16,633	$19,843
Fair value utilizing Level 3 inputs	$76,842	$74,729
________________
(a)    Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)    Includes dealer financing of $16.2 billion and $18.9 billion, and other financing of $571 million and $999 million at June 30, 2025 and December 31, 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.2 billion and $3.4 billion at June 30, 2025 and December 31, 2024.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for retail loan losses beginning balance	$2,479	$2,320	$2,400	$2,308
Provision for loan losses	349	159	648	364
Charge-offs	(488)	(411)	(967)	(816)
Recoveries	270	222	520	434
Foreign currency translation	19	(28)	28	(30)
Allowance for retail loan losses ending balance	$2,630	$2,261	$2,630	$2,261
The allowance for retail loan losses as a percentage of retail finance receivables was 3.4% and 3.2% at June 30, 2025 and December 31, 2024. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates and economic outlook.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at June 30, 2025 and December 31, 2024:

	Year of Origination						June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime - FICO Score 680 and greater	$13,597	$20,025	$12,446	$7,360	$3,959	$1,810	$59,196	76.1%
Near-prime - FICO Score 620 to 679	2,048	3,046	1,821	1,194	804	393	9,306	12.0
Sub-prime - FICO Score less than 620	1,992	2,992	1,719	1,234	857	541	9,335	12.0
Retail finance receivables	$17,636	$26,063	$15,986	$9,788	$5,620	$2,744	$77,837	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime - FICO Score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8
Sub-prime - FICO Score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status for each vintage of the portfolio at June 30, 2025 and December 31, 2024, as well as summary totals for June 30, 2024. The tables also present gross charge-offs by vintage for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Year of Origination						June 30, 2025		June 30, 2024
	2025	2024	2023	2022	2021	Prior	Total	Percent	Total	Percent
0 - 30 days	$17,493	$25,437	$15,415	$9,327	$5,280	$2,523	$75,474	97.0%	$71,211	97.1%

31 - 60 days	103	435	394	325	247	161	1,665	2.1	1,551	2.1
Greater than 60 days	36	167	157	125	85	57	626	0.8	509	0.7
Finance receivables more than 30 days delinquent	139	602	550	450	333	218	2,291	2.9	2,060	2.8
In repossession	4	24	21	11	7	3	71	0.1	64	0.1
Finance receivables more than 30 days delinquent or in repossession	143	626	571	461	340	221	2,362	3.0	2,124	2.9
Retail finance receivables	$17,636	$26,063	$15,986	$9,788	$5,620	$2,744	$77,837	100.0%	$73,335	100.0%
Gross charge-offs	$16	$292	$283	$195	$113	$67	$967

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0 - 30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%

31 - 60 days	374	481	425	340	166	99	1,885	2.5
Greater than 60 days	128	188	155	115	55	36	677	0.9
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4
In repossession	17	19	14	10	3	2	66	0.1
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
Gross charge-offs	$171	$556	$495	$305	$126	$102	$1,754
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $910 million and $958 million at June 30, 2025 and December 31, 2024. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.

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
The amortized costs at June 30, 2025 and 2024 of the loans modified during the three and six months ended June 30, 2025 and 2024 were insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three and six months ended June 30, 2025 and 2024.
Commercial Credit Quality Our commercial finance receivables consist of dealer financing, primarily for dealer inventory purchases, and other financing, which includes loans to commercial vehicle upfitters, as well as advances to certain GM subsidiaries.
For our dealer financing, we use proprietary models to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. There is limited credit risk associated with other financing due to the structure of the business relationships.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at June 30, 2025 and December 31, 2024:

	Year of Origination							June 30, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,089	$167	$252	$159	$331	$184	$242	$14,423	89.3%
II	910	10	27	29	14	36	5	1,031	6.4
III	587	4	50	5	14	23	15	699	4.3
IV	—	—	—	—	—	—	—	—	0.0
Balance at end of period	$14,586	$181	$329	$192	$359	$243	$263	$16,152	100.0%

	Year of Origination							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,429	$350	$211	$360	$237	$267	$32	$17,885	94.6%
II	621	—	10	26	3	2	—	663	3.5
III	305	10	4	—	22	—	12	354	1.9
IV	1	—	—	—	—	—	—	1	0.0
Balance at end of period	$17,356	$360	$225	$385	$263	$269	$44	$18,902	100.0%
Floorplan advances comprise 99.1% and 99.5% of the total revolving balances at June 30, 2025 and December 31, 2024. Dealer term loans are presented by year of origination.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At June 30, 2025 and December 31, 2024, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and six months ended June 30, 2025 and 2024. There were no commercial finance receivables on nonaccrual status at June 30, 2025 and December 31, 2024.
There were insignificant charge-offs during the six months ended June 30, 2025, and no loan modifications were extended to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.
Note 4. Leased Vehicles

	June 30, 2025	December 31, 2024
Leased vehicles(a)	$39,758	$38,187
Less: accumulated depreciation	(6,562)	(6,601)
Leased vehicles, net	$33,196	$31,586
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.
Depreciation expense related to leased vehicles, net was $1.2 billion for both the three months ended June 30, 2025 and 2024, and $2.4 billion for both the six months ended June 30, 2025 and 2024.
The following table summarizes minimum rental payments due to us as lessor under operating leases at June 30, 2025:

	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Lease payments under operating leases	$2,926	$4,566	$2,375	$526	$33	$—	$10,426
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
There have been no ownership changes in our joint ventures since December 31, 2024. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Operating Data	2025	2024	2025	2024
Finance charge income	$129	$248	$282	$534
Income before income taxes	$60	$52	$109	$172
Net income	$45	$39	$82	$129
At June 30, 2025 and December 31, 2024, we had undistributed earnings of $757 million and $729 million related to our nonconsolidated affiliates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 6. Debt

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,564	$1,564	$5,426	$5,426
Securitization notes payable	49,349	49,640	44,147	44,327
Total secured debt	50,913	51,204	49,573	49,753
Unsecured debt
Senior notes	56,424	57,079	53,632	54,177
Credit facilities	2,140	2,146	2,178	2,174
Other unsecured debt	9,056	9,087	8,880	8,906
Total unsecured debt	67,620	68,312	64,691	65,258
Total secured and unsecured debt	$118,532	$119,516	$114,264	$115,010
Fair value utilizing Level 2 inputs		$117,071		$112,941
Fair value utilizing Level 3 inputs		$2,445		$2,070
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 7 for further information.
During the six months ended June 30, 2025, we renewed revolving credit facilities with a total borrowing capacity of $12.0 billion, and we issued $14.8 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 4.80% and maturity dates ranging from 2027 to 2037.
Unsecured Debt During the six months ended June 30, 2025, we issued $8.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.33% and maturity dates ranging from 2027 to 2035.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At June 30, 2025, we were in compliance with these debt covenants.
Note 7. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	June 30, 2025	December 31, 2024
Restricted cash(a)	$2,992	$2,761
Finance receivables	$50,843	$55,456
Lease related assets	$16,978	$14,252
Secured debt	$50,941	$49,646
_______________
(a) Included in other assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 8. Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We manage interest rate risk primarily by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. We use derivative financial instruments to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	June 30, 2025			December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$43,883	$158	$511	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2,179	23	26	1,873	35	4
Foreign currency swaps	9,087	686	51	8,363	80	508
Derivatives not designated as hedges
Interest rate contracts	121,711	504	781	123,346	833	1,294
Total	$176,860	$1,370	$1,368	$169,727	$981	$2,427
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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At June 30, 2025 and December 31, 2024, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $652 million and $693 million. At June 30, 2025 and December 31, 2024, we held $62 million and $190 million of collateral from counterparties that was available for netting against our asset positions. At June 30, 2025 and December 31, 2024, we had $687 million and $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Unsecured debt	$35,924	$36,664	$759	$1,281
 _________________
(a)Includes $594 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at June 30, 2025 and December 31, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(200)	$—	$62	$—	$(521)	$—	$192	$—
Interest rate swaps	149	—	(130)	—	400	—	(287)	—
Cash flow hedges
Interest rate swaps	4	—	4	—	8	—	11	—
Hedged items - foreign currency swaps(c)	—	(652)	—	30	—	(992)	—	208
Foreign currency swaps	(18)	652	(34)	(30)	(52)	992	(75)	(206)
Derivatives not designated as hedges
Interest rate contracts	(22)	—	42	—	(14)	—	75	—
Foreign currency contracts	—	—	—	(2)	—	—	—	—
Total income (loss) recognized	$(86)	$—	$(56)	$(2)	$(179)	$(1)	$(84)	$1
_________________
(a)Total interest expense was $1.6 billion and $1.5 billion for the three months ended June 30, 2025 and 2024, and $3.2 billion and $2.9 billion for the six months ended June 30, 2025 and 2024.
(b)Total operating expenses were $523 million and $479 million for the three months ended June 30, 2025 and 2024, and $1.0 billion and $937 million for the six months ended June 30, 2025 and 2024.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges
Interest rate swaps	$(10)	$17	$(24)	$26
Foreign currency swaps	489	(74)	645	(215)
Total	$478	$(57)	$621	$(189)

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges
Interest rate swaps	$(4)	$(2)	$(6)	$(7)
Foreign currency swaps	(480)	49	(711)	212
Total	$(483)	$48	$(717)	$206
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to operating expenses or interest expense. During the next 12 months, we estimate $61 million of gains will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.

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
We establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At June 30, 2025, we estimated our reasonably possible legal exposure for unfavorable outcomes to be approximately $26 million, and we have accrued an insignificant amount.
Indirect Tax-Related Matters We accrue non-income tax liabilities for contingencies when we believe that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. We estimate our reasonably possible loss in excess of amounts accrued to be up to $161 million at June 30, 2025.
Note 10. Shareholders' Equity

	June 30, 2025	December 31, 2024
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the six months ended June 30, 2025 and 2024, our Board of Directors declared and paid dividends of $700 million and $900 million on our common stock to General Motors Holdings LLC.

	June 30, 2025	December 31, 2024
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During both the six months ended June 30, 2025 and 2024, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $14 million to holders of record of our Series C Preferred Stock.
On June 20, 2025, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on September 30, 2025 to holders of record at September 15, 2025. Accordingly, $59 million has been set aside for payment of these dividends.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) on hedges
Beginning balance	$(13)	$23	$77	$(3)
Change in value of hedges, net of tax	(5)	(9)	(96)	17
Ending balance	$(18)	$14	$(18)	$14
Foreign currency translation adjustment
Beginning balance	$(1,546)	$(1,270)	$(1,609)	$(1,206)
Translation gain (loss)	142	(159)	205	(224)
Ending balance	$(1,404)	$(1,429)	$(1,404)	$(1,429)
Note 11. Income Taxes
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in our financial statements as if we filed our own tax returns in each jurisdiction. Refer to Note 1 for additional information on the Act, which became law subsequent to June 30, 2025, and to Note 2 for further information on related party taxes.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2025
	North America	International	Total
Revenue from reportable segments	$3,852	$391	$4,243
Reconciliation of revenue
Other revenue(a)			12
Total revenue			$4,255
Costs and expenses(b)
Salaries and benefits	251	38
Leased vehicle depreciation	1,215	20
(Gain) loss on termination of leased vehicles	(191)	—
Provision for loan losses	314	40
Interest expense	1,462	176
GM Protection claim losses	13	—
Other segment items(c)	148	52
Equity income	—	16
Reportable segment income before income taxes	$640	$81	$720
Reconciliation to income before income taxes
Other loss(d)			(17)
Income before income taxes			$704

	Three Months Ended June 30, 2024
	North America	International	Total
Revenue from reportable segments	$3,527	$387	$3,914
Reconciliation of revenue
Other revenue(a)			4
Total revenue			$3,918
Costs and expenses(b)
Salaries and benefits	242	39
Leased vehicle depreciation	1,162	19
(Gain) loss on termination of leased vehicles	(215)	—
Provision for loan losses	150	24
Interest expense	1,315	170
GM Protection claim losses	7	—
Other segment items(c)	121	58
Equity income	—	14
Reportable segment income before income taxes	$745	$90	$835
Reconciliation to income before income taxes
Other loss(d)			(13)
Income before income taxes			$822
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2025
	North America	International	Total
Revenue from reportable segments	$7,630	$768	$8,398
Reconciliation of revenue
Other revenue(a)			21
Total revenue			$8,419
Costs and expenses(b)
Salaries and benefits	523	76
Leased vehicle depreciation	2,400	38
(Gain) loss on termination of leased vehicles	(347)	—
Provision for loan losses	606	76
Interest expense	2,887	349
GM Protection claim losses	23	—
Other segment items(c)	274	101
Equity income	—	28
Reportable segment income before income taxes	$1,265	$156	$1,421
Reconciliation to income before income taxes
Other loss(d)			(32)
Income before income taxes			$1,389

	Six Months Ended June 30, 2024
	North America	International	Total
Revenue from reportable segments	$6,942	$781	$7,723
Reconciliation of revenue
Other revenue(a)			6
Total revenue			$7,729
Costs and expenses(b)
Salaries and benefits	497	76
Leased vehicle depreciation	2,387	38
Gain on termination of leased vehicles	(417)	—
Provision for loan losses	321	57
Interest expense	2,544	337
GM Protection claim losses	12	—
Other segment items(c)	218	114
Equity income	—	45
Reportable segment income before income taxes	$1,380	$204	$1,584
Reconciliation to income before income taxes
Other loss(d)			(25)
Income before income taxes			$1,559
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents certain balance sheet information by segment:

	June 30, 2025			December 31, 2024
	North America	International	Total	North America	International	Total
Finance receivables, net	$84,779	$7,060	$91,840	$87,084	$6,426	$93,510
Leased vehicles, net	$32,760	$436	$33,196	$31,236	$350	$31,586
Assets from reportable segments	$134,386	$10,029	$144,414	$131,643	$9,254	$140,897
Other assets(a)			162	.		134
Total assets			$144,576	.		$141,030
______________
(a)Assets from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
Note 13. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $8.3 billion and $7.5 billion at June 30, 2025 and December 31, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A, the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on January 28, 2025 (2024 Form 10-K), and the "Risk Factors" section of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 1, 2025 for a discussion of these risks and uncertainties.
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
Recent Developments
In the first quarter of 2025, the U.S. Government announced new tariffs, including some tariffs specifically related to the automotive industry. The tariff environment remains highly dynamic. Refer to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 for a full discussion of the risks associated with the U.S. tariff environment.
On July 4, 2025, the Act was signed into law. Key provisions of the Act include the permanent extension of certain expiring provisions of the TCJA and an accelerated phase-out or elimination of most clean energy tax credits that were originally expanded under the IRA, such as the Commercial Clean Vehicle Credit which is set to expire on September 30, 2025. The Act also introduces a new auto loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. We are currently unable to estimate the financial impact of the Act.
Results of Operations
Key Drivers Income before income taxes for the six months ended June 30, 2025 and 2024 was $1.4 billion and $1.6 billion. Changes in key drivers of income before income taxes include the following:
•Finance charge income on retail finance receivables increased $396 million primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Leased vehicle income increased $239 million primarily due to an increase in the average balance of the leased vehicles portfolio.
•Interest expense increased $354 million primarily due to an increase in the average debt outstanding, as well as an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt.
•Leased vehicle expenses increased $86 million primarily due to a decrease in lease termination gains resulting from fewer terminated leases in 2025.
•Provision for loan losses increased $304 million primarily due to increased loan origination volume.
For the year ending December 31, 2025, we expect to recognize income before income taxes in the $2.5 billion to $3.0 billion range.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Average Earning Assets	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Average retail finance receivables	$77,577	$73,553	$4,024	5.5%
Average commercial finance receivables	16,628	15,858	769	4.9%
Average finance receivables	94,205	89,411	4,793	5.4%
Average leased vehicles, net	32,786	30,203	2,582	8.6%
Average earning assets	$126,990	$119,614	$7,376	6.2%

Retail finance receivables purchased	$9,534	$8,623	$911	10.6%
Leased vehicles purchased	$5,398	$4,963	$435	8.8%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 34.4% and 37.5% for the three months ended June 30, 2025 and 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 47.8% and 46.9% at June 30, 2025 and 2024.
Leased vehicles purchased increased primarily due to growth in GM sales and higher net capitalized cost, partially offset by lower lease sales mix.

Revenue	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Finance charge income
Retail finance receivables	$1,743	$1,548	$195	12.6%
Commercial finance receivables	$305	$328	$(23)	(7.1)%
Leased vehicle income	$1,940	$1,803	$137	7.6%
Other income	$267	$239	$28	11.7%
Equity income	$16	$14	$2	13.5%
Effective yield - retail finance receivables	9.0%	8.5%
Effective yield - commercial finance receivables	7.3%	8.3%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased primarily due to a decrease in the effective yield resulting from lower benchmark rates, partially offset by an increase in the size of the portfolio.
Leased Vehicle Income Leased vehicle income increased primarily due to an increase in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to growth in vehicle protection contract sales.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Operating expenses	$523	$479	$44	9.1%
Leased vehicle expenses	$1,052	$972	$80	8.2%
Provision for loan losses	$354	$174	$180	103.5%
Interest expense	$1,638	$1,485	$154	10.3%
Average debt outstanding	$117,686	$107,692	$9,994	9.3%
Effective rate of interest on debt	5.6%	5.5%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.7% and 1.6% for the three months ended June 30, 2025 and 2024.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio.
Provision for Loan Losses Provision for loan losses increased primarily due to increased loan origination volume.
Interest Expense Interest expense increased primarily due to an increase in average debt outstanding, as well as a slight increase in the effective rate of interest on our debt.
Taxes Our consolidated effective income tax rates were 28.1% and 26.2% of income before income taxes and equity income for the three months ended June 30, 2025 and 2024.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(5) million and $(9) million for the three months ended June 30, 2025 and 2024. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $142 million and $(159) million for the three months ended June 30, 2025 and 2024. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended June 30, 2025 was primarily due to appreciating values of the Mexican Peso, Canadian Dollar, Brazilian Real, and Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for the three months ended June 30, 2024 was primarily due to depreciating values of the Mexican Peso and Brazilian Real in relation to the U.S. Dollar.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Average Earning Assets	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Average retail finance receivables	$77,264	$73,199	$4,065	5.6%
Average commercial finance receivables	17,392	15,003	2,389	15.9%
Average finance receivables	94,656	88,202	6,454	7.3%
Average leased vehicles, net	32,381	30,284	2,098	6.9%
Average earning assets	$127,038	$118,486	$8,552	7.2%

Retail finance receivables purchased	$19,098	$16,952	$2,146	12.7%
Leased vehicles purchased	$10,382	$9,271	$1,111	12.0%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 35.4% and 38.6% for the six months ended June 30, 2025 and 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Average commercial finance receivables increased primarily due to higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 47.8% and 46.9% at June 30, 2025 and 2024.
Leased vehicles purchased increased primarily due to growth in GM sales and higher net capitalized cost, partially offset by lower lease sales mix.

Revenue	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Finance charge income
Retail finance receivables	$3,437	$3,041	$396	13.0%
Commercial finance receivables	$636	$621	$15	2.4%
Leased vehicle income	$3,842	$3,603	$239	6.6%
Other income	$503	$464	$39	8.5%
Equity income	$28	$45	$(17)	(38.1)%
Effective yield - retail finance receivables	9.0%	8.4%
Effective yield - commercial finance receivables	7.4%	8.3%
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
Leased Vehicle Income Leased vehicle income increased primarily due to an increase in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to growth in vehicle protection contract sales.
Equity Income Equity income decreased primarily due to lower earning asset levels at our joint ventures in China.

Costs and Expenses	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Operating expenses	$1,035	$937	$98	10.5%
Leased vehicle expenses	$2,105	$2,019	$86	4.3%
Provision for loan losses	$682	$378	$304	80.4%
Interest expense	$3,235	$2,881	$354	12.3%
Average debt outstanding	$116,598	$106,465	$10,133	9.5%
Effective rate of interest on debt	5.6%	5.4%
Operating Expenses Operating expenses as an annualized percentage of average earning assets was 1.6% for both the six months ended June 30, 2025 and 2024.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a decrease in lease termination gains resulting from fewer terminated leases in 2025.
Provision for Loan Losses Provision for loan losses increased primarily due to increased loan origination volume.
Interest Expense Interest expense increased primarily due to an increase in average debt outstanding, as well as an increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt.
Taxes Our consolidated effective income tax rates were 27.9% and 27.2% of income before income taxes and equity income for the six months ended June 30, 2025 and 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(96) million and $17 million for the six months ended June 30, 2025 and 2024. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $205 million and $(224) million for the six months ended June 30, 2025 and 2024. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the six months ended June 30, 2025 was primarily due to appreciating values of the Brazilian Real, Mexican Peso, Canadian Dollar, and Chinese Yuan Renminbi in relation to the U.S. Dollar. The foreign currency translation loss for the six months ended June 30, 2024 was primarily due to depreciating values of the Brazilian Real, Mexican Peso, Chinese Yuan Renminbi and Canadian Dollar in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$59,196	76.1%	$58,067	76.3%
Near-prime - FICO Score 620 to 679	9,306	12.0	8,990	11.8
Sub-prime - FICO Score less than 620	9,335	12.0	9,008	11.8
Retail finance receivables	77,837	100.0%	76,066	100.0%
Less: allowance for loan losses	(2,630)		(2,400)
Retail finance receivables, net	$75,207		$73,667
Number of outstanding contracts	3,295,341		3,285,728
Average amount of outstanding contracts (in dollars)(a)	$23,620		$23,151
Allowance for loan losses as a percentage of retail finance receivables	3.4%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	June 30, 2025		June 30, 2024
	Amount	Percent	Amount	Percent
31 - 60 days	$1,665	2.1%	$1,551	2.1%
Greater than 60 days	626	0.8	509	0.7
Total finance receivables more than 30 days delinquent	2,291	2.9	2,060	2.8
In repossession	71	0.1	64	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,362	3.0%	$2,124	2.9%
Loan Modifications Loan modifications extended to borrowers experiencing financial difficulty were insignificant for the three and six months ended June 30, 2025 and 2024. Refer to Note 3 to our condensed consolidated financial statements for further information on loan modifications.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Charge-offs	$488	$411	$967	$816
Less: recoveries	(270)	(222)	(520)	(434)
Net charge-offs	$217	$189	$446	$382
Net charge-offs as an annualized percentage of average retail finance receivables	1.1%	1.0%	1.2%	1.0%
Net charge-offs for the three and six months ended June 30, 2025 increased slightly compared to the same periods in 2024, consistent with our expectations of moderating credit performance.

Commercial Finance Receivables	June 30, 2025	December 31, 2024
Commercial finance receivables	$16,723	$19,901
Less: allowance for loan losses	(91)	(58)
Commercial finance receivables, net	$16,633	$19,843
Number of dealers	2,525	2,537
Average carrying amount per dealer	$7	$8
Allowance for loan losses as a percentage of commercial finance receivables	0.5%	0.3%
No commercial loans were modified for the three and six months ended June 30, 2025 and 2024. Substantially all of our commercial finance receivables were current with respect to payment status at June 30, 2025 and December 31, 2024.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating leases purchased	105	104	203	197
Operating leases terminated	99	114	192	233
Operating leased vehicles returned(a)	20	26	45	54
Percentage of leased vehicles returned(b)	21%	23%	23%	23%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. The return rates continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $191 million and $347 million for the three and six months ended June 30, 2025 compared to $215 million and $417 million for the same periods in 2024. The decrease in gains is primarily due to fewer terminated leases in 2025.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	June 30, 2025			December 31, 2024
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$13,320	634	66.4%	$13,184	635	67.3%
Trucks	8,135	237	24.9	7,458	224	23.7
SUVs	2,477	55	5.7	2,260	53	5.6
Cars	561	29	3.0	590	31	3.3
Total	$24,493	954	100.0%	$23,492	943	100.0%
At both June 30, 2025 and 2024, 99.4% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	June 30, 2025	December 31, 2024
Cash and cash equivalents(a)	$8,403	$5,094
Borrowing capacity on unpledged eligible assets	25,748	21,548
Borrowing capacity on committed unsecured lines of credit	874	665
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$38,025	$30,307
_________________
(a)Includes $414 million and $389 million in unrestricted cash outside of the U.S. at June 30, 2025 and December 31, 2024, of which certain amounts are considered to be indefinitely invested based on specific plans for reinvestment.
At June 30, 2025, available liquidity increased from December 31, 2024, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and an increase in cash and cash equivalents. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At June 30, 2025, available liquidity exceeded our liquidity targets.
Cash Flow The following table summarizes our cash flow activities.

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024
Net cash provided by (used in) operating activities	$4,065	$3,214	$851
Net cash provided by (used in) investing activities	$(1,642)	$(5,781)	$4,139
Net cash provided by (used in) financing activities	$1,115	$4,760	$(3,645)
The following table summarizes our net cash provided by (used in) operating activities. For further detail on our net cash provided by (used in) investing and financing activities, please refer to the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,		2025 vs. 2024
Operating Activities	2025	2024
Net income (loss)	$1,009	$1,147	$(138)
Depreciation and amortization	2,629	2,626	3
Accretion and amortization of loan and leasing fees	(811)	(728)	(83)
Provision for loan losses	682	378	304
Other non-cash income	(518)	(488)	(30)
Changes in assets and liabilities	867	(7)	874
Deferred income taxes	207	287	(80)
Net cash provided by (used in) operating activities	$4,065	$3,214	$851

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating, Moody’s Investors Service and Standard & Poor’s. The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. As of July 15, 2025, all credit ratings remained unchanged since December 31, 2024.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At June 30, 2025, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$22,969	$1,194
Revolving commercial asset-secured facilities(b)	4,482	371
Total secured	27,451	1,564
Unsecured committed facilities	927	53
Unsecured uncommitted facilities(c)	2,086	2,086
Total unsecured	3,013	2,140
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$33,464	$3,704
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had no advances outstanding and $580 million in unused borrowing capacity on these uncommitted facilities at June 30, 2025.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.9 billion in unused borrowing capacity on these facilities at June 30, 2025.
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At June 30, 2025, the aggregate principal amount of our outstanding unsecured senior notes was $57.4 billion.
We issue other unsecured debt through demand notes, commercial paper and other bank and non-bank funding sources. At June 30, 2025, we had $3.6 billion outstanding in demand notes and $3.2 billion under the U.S. commercial paper program.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the support agreement with GM (the Support Agreement) was 8.95x and 9.24x at June 30, 2025 and December 31, 2024, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at June 30, 2025:

	2025	2026	2027	2028 and Thereafter
Encumbered assets	$12,210	$35,936	$53,083	$70,813
Unencumbered assets	41,662	58,923	70,819	73,763
Total assets	53,872	94,859	123,903	144,576

Secured debt	8,784	25,853	38,190	50,944
Unsecured debt	11,003	21,141	32,814	68,637
Total debt(a)	19,787	46,995	71,003	119,581
Net excess liquidity	$34,085	$47,865	$52,900	$24,995
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
The following table presents our reconciliation of net income attributable to common shareholder - adjusted to net income, the most directly comparable GAAP measure:

	Four Quarters Ended
	June 30, 2025	June 30, 2024
Net income attributable to common shareholder	$1,604	$2,118
Adjustment - impairment charge(a)	320	—
Net income attributable to common shareholder - adjusted	$1,924	$2,118
______________
(a)This impairment charge was to write down our SAIC-GMAC equity investment to its fair value.
Return on Average Common Equity Return on average common equity is a generally accepted accounting principles (GAAP) measure widely used to measure earnings in relation to invested capital. We calculate return on average common equity as net income attributable to common shareholder divided by average common equity. Our return on average common equity decreased to 11.8% for the four quarters ended June 30, 2025 from 15.5% for the four quarters ended June 30, 2024, primarily due to lower earnings driven by the $320 million impairment charge on our SAIC-GMAC equity investment recorded in the three months ended December 2024.
Return on Average Tangible Common Equity - adjusted We use return on average tangible common equity - adjusted, a non-GAAP measure, to measure our contribution to GM's enterprise profitability and cash flows. We calculate average tangible common equity - adjusted as net income attributable to common shareholder - adjusted divided by average tangible common equity. Our return on average tangible common equity - adjusted decreased to 15.5% for the four quarters ended June 30, 2025 from 17.0% for the four quarters ended June 30, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity - adjusted to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	June 30, 2025	June 30, 2024
Net income attributable to common shareholder - adjusted	$1,924	$2,118

Average equity	$15,574	$15,623
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,605	13,654
Less: average goodwill and intangible assets	(1,173)	(1,182)
Average tangible common equity	$12,432	$12,472

Return on average common equity	11.8%	15.5%
Return on average tangible common equity - adjusted	15.5%	17.0%
Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures have limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures. These non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve our return on average tangible common equity. Management uses these measures in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. For these reasons, we believe these non-GAAP measures are useful to our investors.
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
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 1, 2025. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 9 to our condensed consolidated financial statements for information relating to legal proceedings.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2024 Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
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

4.1
Fifty-Ninth Supplemental Indenture, dated May 30, 2025, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.000% Senior Notes due 2027, 5.450% Senior Notes due 2030 and 6.150% Senior Notes due 2035, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 30, 2025
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	July 22, 2025	By:	/S/ RICHARD A. GOKENBACH, JR.
Richard A. Gokenbach, Jr.
Executive Vice President and
Chief Financial Officer