Form 10-Q
period 2025-09-30
General Motors Financial Company, Inc.
filed 2025-10-21
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 20, 2025, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents (Note 2)	$7,820	$5,094
Finance receivables, net of allowance for loan losses of $2,736 and $2,458 (Note 4; Note 8)	90,202	93,510
Leased vehicles, net (Note 5; Note 8)	33,609	31,586
Goodwill and intangible assets	1,178	1,169
Equity in net assets of nonconsolidated affiliates (Note 6)	1,095	1,206
Related party receivables (Note 3)	613	473
Other assets (Note 2; Note 8)	8,164	7,992
Total assets	$142,680	$141,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8)	$49,394	$49,573
Unsecured debt (Note 7)	66,994	64,691
Deferred income	2,535	2,389
Related party payables (Note 3)	317	106
Other liabilities	7,635	9,079
Total liabilities	126,876	125,838
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,834	8,814
Accumulated other comprehensive income (loss)	(1,428)	(1,531)
Retained earnings	8,398	7,909
Total shareholders' equity	15,804	15,193
Total liabilities and shareholders' equity	$142,680	$141,030
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Finance charge income	$2,060	$1,965	$6,132	$5,627
Leased vehicle income	1,968	1,828	5,810	5,431
Other income	309	238	813	702
Total revenue	4,337	4,031	12,755	11,760
Costs and expenses
Operating expenses	545	478	1,581	1,416
Leased vehicle expenses	1,101	1,027	3,206	3,046
Provision for loan losses (Note 4)	244	298	926	676
Interest expense	1,651	1,550	4,886	4,431
Total costs and expenses	3,542	3,354	10,599	9,569
Equity income (loss) (Note 6)	9	10	37	55
Income (loss) before income taxes	804	687	2,193	2,246
Income tax expense (benefit) (Note 12)	215	189	594	601
Net income (loss)	589	499	1,598	1,646
Less: cumulative dividends on preferred stock	30	30	89	89
Net income (loss) attributable to common shareholder	$560	$469	$1,510	$1,557

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$589	$499	$1,598	$1,646
Other comprehensive income (loss), net of tax (Note 11)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $12, $17, $44, $11	(36)	(50)	(132)	(34)
Foreign currency translation adjustment	30	35	235	(188)
Other comprehensive income (loss), net of tax	(6)	(15)	103	(222)
Comprehensive income (loss)	$583	$483	$1,701	$1,423
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2024	$—	$—	$8,783	$(1,208)	$7,967	$15,542
Net income (loss)	—	—	—	—	536	536
Other comprehensive income (loss)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	6	—	—	6
Dividends paid (Note 11)	—	—	—	—	(450)	(450)
Balance at March 31, 2024	—	—	8,789	(1,246)	8,054	15,596
Net income (loss)	—	—	—	—	610	610
Other comprehensive income (loss)	—	—	—	(168)	—	(168)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 11)	—	—	—	—	(450)	(450)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at June 30, 2024	—	—	8,797	(1,414)	8,155	15,538
Net income (loss)	—	—	—	—	499	499
Other comprehensive income (loss)	—	—	—	(15)	—	(15)
Stock based compensation	—	—	9	—	—	9
Dividends paid (Note 11)	—	—	—	—	(450)	(450)
Balance at September 30, 2024	$—	$—	$8,806	$(1,430)	$8,203	$15,580

Balance at January 1, 2025	$—	$—	$8,814	$(1,531)	$7,909	$15,193
Net income (loss)	—	—	—	—	499	499
Other comprehensive income (loss)	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 11)	—	—	—	—	(350)	(350)
Balance at March 31, 2025	—	—	8,822	(1,559)	8,058	15,321
Net income (loss)	—	—	—	—	510	510
Other comprehensive income (loss)	—	—	—	137	—	137
Stock-based compensation	—	—	4	—	—	4
Dividends paid (Note 11)	—	—	—	—	(350)	(350)
Dividends declared on preferred stock (Note 11)	—	—	—	—	(59)	(59)
Balance at June 30, 2025	—	—	8,826	(1,422)	8,159	15,564
Net income (loss)	—	—	—	—	589	589
Other comprehensive income (loss)	—	—	—	(6)	—	(6)
Stock based compensation	—	—	7	—	—	7
Dividends paid (Note 11)	—	—	—	—	(350)	(350)
Balance at September 30, 2025	$—	$—	$8,834	$(1,428)	$8,398	$15,804
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,598	$1,646
Depreciation and amortization	3,961	3,940
Accretion and amortization of loan and leasing fees	(1,209)	(1,100)
Undistributed earnings of nonconsolidated affiliates, net	(37)	(55)
Provision for loan losses	926	676
Deferred income taxes	203	867
Gain on termination of leased vehicles	(494)	(605)
Other operating activities	(133)	(11)
Changes in assets and liabilities:
Other assets	634	(67)
Other liabilities	339	231
Related party payables	279	(406)
Net cash provided by (used in) operating activities	6,067	5,114
Cash flows from investing activities
Purchases and funding of finance receivables	(28,246)	(26,473)
Principal collections and recoveries on finance receivables	27,015	23,524
Net change in floorplan and other short-duration receivables	2,524	(4,749)
Proceeds from sale of finance receivables (Note 4)	2,005	—
Purchases of leased vehicles	(12,609)	(11,243)
Proceeds from termination of leased vehicles	7,780	8,627
Other investing activities	(43)	(15)
Net cash provided by (used in) investing activities	(1,574)	(10,329)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	23	87
Borrowings and issuances of secured debt	18,915	18,597
Payments on secured debt	(19,402)	(20,169)
Borrowings and issuances of unsecured debt	16,188	19,545
Payments on unsecured debt	(16,100)	(11,713)
Debt issuance costs	(114)	(142)
Dividends paid	(1,169)	(1,469)
Net cash provided by (used in) financing activities	(1,658)	4,735
Net increase (decrease) in cash, cash equivalents and restricted cash	2,835	(480)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	73	(67)
Cash, cash equivalents and restricted cash at beginning of period	8,081	8,249
Cash, cash equivalents and restricted cash at end of period	$10,990	$7,702
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

September 30, 2025
Cash and cash equivalents	$7,820
Restricted cash included in other assets	3,170
Total	$10,990
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
The condensed consolidated financial statements at September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
Marketable Debt Securities We generally classify marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income until realized. Unrealized losses are reclassified to other income if we intend to sell the security or it is more likely than not that we will be required to sell the security before the recovery of the unrealized loss.
We determine realized gains and losses for all debt securities using the specific identification method and measure the fair value of our marketable securities using a market approach. Realized gains or losses are recorded in other income.
Held-for-Investment Finance receivables are classified and accounted for as held-for-investment if we have the intent and ability to hold the loans for the foreseeable future or until maturity or payoff. Our determination of intent and ability to hold the loans requires us to make good faith estimates based on all information available at the time of origination. Our finance receivables are classified as held-for-investment at origination and are carried at amortized cost, net of any allowance for loan losses. Unless otherwise identified, all finance receivables are held-for-investment.
Held-for-Sale Finance receivables are classified and accounted for as held-for-sale if we have the intent and ability to sell the loans and those loans can be reasonably identified. Once a decision to sell the loans has been made, our finance receivables are reclassified from held-for-investment to held-for-sale, and any previously recorded allowance for credit losses is reversed through provision for loan losses. Finance receivables classified as held-for-sale are carried at the lower of amortized cost or fair value. Fair value is determined on an aggregated loan basis. A valuation adjustment, if applicable, as well as gains or losses on the sale of the loans are recorded in other income.
Transfers of Financial Assets Transfers of financial assets are accounted for under Accounting Standards Codification (ASC) 860, "Transfers and Servicing." The accounting treatment under ASC 860 depends on whether the transfer qualifies as a sale or a secured borrowing. A transfer is recognized as a sale only if the assets are legally isolated from the transferor, the transferee has the unrestricted right to pledge or exchange the assets, and the transferor does not retain effective control through repurchase agreements or other arrangements. When the transfer qualifies as a sale, the financial assets are derecognized from the transferor's balance sheet, and any resulting gain or loss on the sale is recognized in other income. In certain transactions, servicing responsibilities may be retained, which would represent continuing involvement. If the criteria for sale accounting are not met, the transaction is accounted for as a secured borrowing and the financial assets remain on the transferor's balance sheet.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Refer to Note 1 to the audited consolidated financial statements in our 2024 Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." ASU 2025-05 amends ASC 326-20, Financial Instruments - Credit Losses: Measured at Amortized Cost to provide a practical expedient related to the estimation of expected credit losses on current accounts receivable and contract assets that arise from revenue transactions accounted under ASC 606, Revenue from Contracts with Customers. During the three months ended September 30, 2025, we early adopted ASU 2025-05 and determined there was no impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted In September 2025, the FASB issued ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." ASU 2025-06 modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. It clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2025-06 on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07 "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract." ASU 2025-07 refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. Entities may apply the amendments prospectively to new contracts or retrospectively with a cumulative-effect adjustment. We are currently evaluating the impact of the adoption of ASU 2025-07 on our consolidated financial statements.
Note 2. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	September 30, 2025	December 31, 2024
Cash and cash equivalents
Cash and time deposits		$3,186	$2,793
Available-for-sale debt securities
U.S. government and agencies	2	781	—
Sovereign debt	2	83	124
Total available-for-sale debt securities – cash equivalents		863	124
Money market funds	1	3,770	2,177
Total cash and cash equivalents		$7,820	$5,094
Marketable debt securities(a)
U.S. government and agencies	2	$21	$—
Total available-for-sale debt securities – marketable securities		$21	$—
Restricted cash(a)
Cash and cash equivalents		$208	$190
Money market funds	1	2,962	2,798
Total restricted cash		$3,170	$2,987

Available-for-sale debt securities included above with contractual maturities
Due in one year or less		$885
Due between one and five years		—
Total available-for-sale debt securities with contractual maturities		$885
________________
(a) Included in other assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net unrealized gains and losses on available-for-sale debt securities were insignificant and none in the three and nine months ended September 30, 2025 and 2024. Cumulative unrealized losses on available-for-sale debt securities were insignificant and none at September 30, 2025 and December 31, 2024. At September 30, 2025, we did not intend to sell the available-for-sale debt securities, and it was unlikely that we would be required to sell the available-for-sale debt securities before recovery of amortized costs. No allowance for credit losses was recorded on available-for-sale debt securities in an unrealized loss position at September 30, 2025 and December 31, 2024.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $856 million and $1.2 billion for the three months ended September 30, 2025 and 2024, and $2.5 billion and $2.9 billion for the nine months ended September 30, 2025 and 2024. Subvention due from GM is recorded as a related party receivable.
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
We are included in GM's consolidated U.S. federal income tax return and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During both the nine months ended September 30, 2025 and 2024, no payments were made to GM for state and federal income taxes. Amounts due from (owed to) GM for income taxes are recorded as a related party receivable (payable).
The following tables present balance sheet and income statement data for related party transactions:

Balance Sheet Data	September 30, 2025	December 31, 2024
Commercial finance receivables due from dealers consolidated by GM	$381	$279
Commercial finance receivables due from Cruise	$—	$395
Subvention receivable from GM	$544	$360
Commercial loan funding payable to GM	$102	$100
Taxes receivable from (payable to) GM	$(201)	$70

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Data	2025	2024	2025	2024
Interest subvention earned on retail finance receivables(a)	$322	$320	$1,008	$943
Interest subvention earned on commercial finance receivables(a)	$22	$26	$67	$82
Leased vehicle subvention earned(b)	$461	$385	$1,313	$1,108
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility (the five-year facility) and a three-year, $4.1 billion facility (the three-year facility). We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at September 30, 2025 or December 31, 2024. In March 2025, GM renewed the five-year facility, which now matures March 25, 2030, the three-year facility, which now matures March 25, 2028, and the GM Revolving 364-Day Credit Facility, which now matures March 24, 2026.
Note 4. Finance Receivables

	September 30, 2025	December 31, 2024
Retail finance receivables
Retail finance receivables(a)	$75,857	$76,066
Less: allowance for loan losses	(2,651)	(2,400)
Total retail finance receivables, net	73,206	73,667
Commercial finance receivables
Commercial finance receivables(a)(b)	17,081	19,901
Less: allowance for loan losses	(85)	(58)
Total commercial finance receivables, net	16,996	19,843
Total finance receivables, net	$90,202	$93,510
Fair value utilizing Level 2 inputs	$16,996	$19,843
Fair value utilizing Level 3 inputs	$74,957	$74,729
________________
(a)    Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)    Includes dealer financing of $16.6 billion and $18.9 billion, and other financing of $471 million and $999 million at September 30, 2025 and December 31, 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion at both September 30, 2025 and December 31, 2024.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for retail loan losses beginning balance	$2,630	$2,261	$2,400	$2,308
Provision for loan losses	250	293	898	658
Charge-offs	(494)	(439)	(1,461)	(1,255)
Recoveries	257	217	778	652
Foreign currency translation	8	(10)	36	(39)
Allowance for retail loan losses ending balance	$2,651	$2,323	$2,651	$2,323
The allowance for retail loan losses as a percentage of retail finance receivables was 3.5% and 3.2% at September 30, 2025 and December 31, 2024. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates and economic outlook.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at September 30, 2025 and December 31, 2024:

	Year of Origination						September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime - FICO Score 680 and greater	$18,457	$16,962	$10,727	$6,263	$3,293	$1,376	$57,078	75.2%
Near-prime - FICO Score 620 to 679	2,927	2,712	1,619	1,044	681	300	9,282	12.2
Sub-prime - FICO Score less than 620	2,948	2,758	1,554	1,090	730	418	9,497	12.5
Retail finance receivables	$24,333	$22,431	$13,900	$8,397	$4,704	$2,093	$75,857	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime - FICO Score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8
Sub-prime - FICO Score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status for each vintage of the portfolio at September 30, 2025 and December 31, 2024, as well as summary totals for September 30, 2024. The tables also present gross charge-offs by vintage for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Year of Origination						September 30, 2025		September 30, 2024
	2025	2024	2023	2022	2021	Prior	Total	Percent	Total	Percent
0 - 30 days	$24,021	$21,756	$13,324	$7,939	$4,378	$1,900	$73,318	96.7%	$71,977	96.8%

31 - 60 days	221	466	395	324	235	139	1,779	2.3	1,718	2.3
Greater than 60 days	79	184	160	122	85	52	682	0.9	616	0.8
Finance receivables more than 30 days delinquent	300	649	555	446	319	191	2,461	3.2	2,333	3.1
In repossession	11	26	20	12	6	2	78	0.1	73	0.1
Finance receivables more than 30 days delinquent or in repossession	312	676	575	458	325	194	2,540	3.3	2,407	3.2
Retail finance receivables	$24,333	$22,431	$13,900	$8,397	$4,704	$2,093	$75,857	100.0%	$74,384	100.0%
Gross charge-offs	$75	$447	$412	$277	$158	$92	$1,461

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0 - 30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%

31 - 60 days	374	481	425	340	166	99	1,885	2.5
Greater than 60 days	128	188	155	115	55	36	677	0.9
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4
In repossession	17	19	14	10	3	2	66	0.1
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
Gross charge-offs	$171	$556	$495	$305	$126	$102	$1,754
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $980 million and $958 million at September 30, 2025 and December 31, 2024. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.
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
The amortized costs at September 30, 2025 and 2024 of the loans modified during the three and nine months ended September 30, 2025 and 2024 were insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three and nine months ended September 30, 2025 and 2024.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at September 30, 2025 and December 31, 2024:

	Year of Origination							September 30, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,511	$272	$245	$140	$315	$176	$214	$14,873	89.5%
II	973	12	27	28	9	35	2	1,087	6.5
III	547	6	41	10	14	17	15	651	3.9
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$15,032	$290	$313	$178	$339	$228	$231	$16,611	100.0%

	Year of Origination							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,429	$350	$211	$360	$237	$267	$32	$17,885	94.6%
II	621	—	10	26	3	2	—	663	3.5
III	305	10	4	—	22	—	12	354	1.9
IV	1	—	—	—	—	—	—	1	0.0
Balance at end of period	$17,356	$360	$225	$385	$263	$269	$44	$18,902	100.0%
Floorplan advances comprise 99.1% and 99.5% of the total revolving balances at September 30, 2025 and December 31, 2024. Dealer term loans are presented by year of origination.
At September 30, 2025 and December 31, 2024, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three and nine months ended September 30, 2025 and 2024. There were no commercial finance receivables on nonaccrual status at September 30, 2025 and December 31, 2024.
There were insignificant charge-offs during the nine months ended September 30, 2025, and no loan modifications were extended to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.
Transfers of Finance Receivables During the three months ended September 30, 2025, we reclassified $2.0 billion in retail finance receivables held-for-investment to finance receivables held-for-sale. A previously recorded insignificant allowance for loan losses was reversed through provision for loan losses at the time of reclassification. The finance receivables were sold to third-party purchasers for $2.0 billion in cash proceeds, and we recognized an insignificant gain on the sale. The transaction met the sale criteria under ASC 860. We have continuing involvement with the finance receivables transferred, primarily in our role as servicer. The outstanding balance of the transferred finance receivables subject to continuing involvement was $1.9 billion at September 30, 2025. Refer to Note 1 for information on sale criteria under ASC 860 and to Note 10 for information on our representations and warranties related to the sale.
Note 5. Leased Vehicles

	September 30, 2025	December 31, 2024
Leased vehicles(a)	$40,283	$38,187
Less: accumulated depreciation	(6,674)	(6,601)
Leased vehicles, net	$33,609	$31,586
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.
Depreciation expense related to leased vehicles, net was $1.2 billion for both the three months ended September 30, 2025 and 2024, and $3.7 billion and $3.6 billion for the nine months ended September 30, 2025 and 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes minimum rental payments due to us as lessor under operating leases at September 30, 2025:

	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Lease payments under operating leases	$1,520	$5,055	$2,885	$834	$73	$1	$10,367
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
There have been no ownership changes in our joint ventures since December 31, 2024. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Operating Data	2025	2024	2025	2024
Finance charge income	$114	$217	$396	$751
Income before income taxes	$35	$36	$143	$208
Net income	$26	$27	$108	$156
At September 30, 2025 and December 31, 2024, we had undistributed earnings of $587 million and $729 million related to our nonconsolidated affiliates. In September 2025, SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) declared a $513 million cash dividend of which our share is $179 million. The dividend payment, net of tax, is expected to be received in the fourth quarter of 2025.
Note 7. Debt

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$2,127	$2,127	$5,426	$5,426
Securitization notes payable	47,267	47,606	44,147	44,327
Total secured debt	49,394	49,733	49,573	49,753
Unsecured debt
Senior notes	55,648	56,810	53,632	54,177
Credit facilities	2,351	2,368	2,178	2,174
Other unsecured debt	8,995	9,035	8,880	8,906
Total unsecured debt	66,994	68,212	64,691	65,258
Total secured and unsecured debt	$116,389	$117,945	$114,264	$115,010
Fair value utilizing Level 2 inputs		$115,371		$112,941
Fair value utilizing Level 3 inputs		$2,575		$2,070
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
During the nine months ended September 30, 2025, we renewed revolving credit facilities with a total borrowing capacity of $19.3 billion, and we issued $17.4 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 4.75% and maturity dates ranging from 2027 to 2037.
Unsecured Debt During the nine months ended September 30, 2025, we issued $9.2 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.20% and maturity dates ranging from 2027 to 2035.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At September 30, 2025, we were in compliance with these debt covenants.
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	September 30, 2025	December 31, 2024
Restricted cash(a)	$2,856	$2,761
Finance receivables	$49,948	$55,456
Lease related assets	$16,094	$14,252
Secured debt	$49,413	$49,646
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	September 30, 2025			December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$36,069	$100	$447	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2,061	19	28	1,873	35	4
Foreign currency swaps	9,231	576	61	8,363	80	508
Derivatives not designated as hedges
Interest rate contracts	127,486	491	705	123,346	833	1,294
Foreign currency contracts	181	—	—	—	—	—
Total	$175,028	$1,187	$1,241	$169,727	$981	$2,427

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
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At September 30, 2025 and December 31, 2024, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $584 million and $693 million. At September 30, 2025 and December 31, 2024, we held $70 million and $190 million of collateral from counterparties that was available for netting against our asset positions. At September 30, 2025 and December 31, 2024, we had $628 million and $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Unsecured debt	$35,201	$36,664	$668	$1,281
 _________________
(a)Includes $472 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2025 and December 31, 2024.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(92)	$—	$(450)	$—	$(612)	$—	$(258)	$—
Interest rate swaps	48	—	396	—	448	—	109	—
Cash flow hedges
Interest rate swaps	3	—	2	—	11	—	13	—
Hedged items - foreign currency swaps(c)	—	21	—	(413)	—	(971)	—	(205)
Foreign currency swaps	(27)	(22)	(27)	413	(78)	970	(103)	207
Derivatives not designated as hedges
Interest rate contracts	(17)	—	2	—	(31)	—	77	—
Foreign currency contracts	—	—	—	(3)	—	—	—	(3)
Total income (loss) recognized	$(84)	$(1)	$(77)	$(3)	$(263)	$(1)	$(161)	$(2)
_________________
(a)Total interest expense was $1.7 billion and $1.6 billion for the three months ended September 30, 2025 and 2024, and $4.9 billion and $4.4 billion for the nine months ended September 30, 2025 and 2024.
(b)Total operating expenses were $545 million and $478 million for the three months ended September 30, 2025 and 2024, and $1.6 billion and $1.4 billion for the nine months ended September 30, 2025 and 2024.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges
Interest rate swaps	$(2)	$(5)	$(26)	$21
Foreign currency swaps	(68)	246	578	31
Total	$(70)	$241	$551	$52

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges
Interest rate swaps	$(3)	$(1)	$(9)	$(8)
Foreign currency swaps	36	(291)	(675)	(78)
Total	$33	$(292)	$(684)	$(86)
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
We establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At September 30, 2025, we estimated our reasonably possible legal exposure for unfavorable outcomes to be insignificant .
Indirect Tax-Related Matters We accrue non-income tax liabilities for contingencies when we believe that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. We estimate our reasonably possible loss in excess of amounts accrued to be up to $163 million at September 30, 2025.
Representations and Warranties We provide various representations and warranties regarding certain assets transferred in certain financial transactions. The extent and nature of the representations and warranties vary among different transactions. If such representations and warranties are breached, we may be required to repurchase certain assets or make other payments relating thereto. A breach of our representations and warranties is considered unlikely, and therefore our maximum exposure to loss is insignificant.
Contract Commitments In September 2025, we entered into $2.1 billion of purchase commitments with various dealers to acquire certain electric vehicles (EVs) through June 30, 2026. We made a down payment to the dealers, and we will purchase the EVs as they are placed in service and assigned to us as part of our normal leasing operations, or upon expiration of the purchase commitments. Losses, if any, will be recognized when incurred in accordance with applicable accounting guidance.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 11. Shareholders' Equity

	September 30, 2025	December 31, 2024
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the nine months ended September 30, 2025 and 2024, our Board of Directors declared and paid dividends of $1.1 billion and $1.4 billion on our common stock to GM.

	September 30, 2025	December 31, 2024
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During the nine months ended September 30, 2025, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $33 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock. During the nine months ended September 30, 2024, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) on hedges
Beginning balance	$(18)	$14	$77	$(3)
Change in value of hedges, net of tax	(36)	(50)	(132)	(34)
Ending balance	$(55)	$(37)	$(55)	$(37)
Foreign currency translation adjustment
Beginning balance	$(1,404)	$(1,429)	$(1,609)	$(1,206)
Translation gain (loss)	30	35	235	(188)
Ending balance	$(1,374)	$(1,394)	$(1,374)	$(1,394)
Note 12. Income Taxes
We are included in GM’s consolidated U.S. federal income tax return and certain states’ income tax returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in our financial statements as if we filed our own tax returns in each jurisdiction. Refer to Note 3 for further information on related party taxes.

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
The following tables present certain income statement information by segment:

	Three Months Ended September 30, 2025
	North America	International	Total
Revenue from reportable segments	$3,901	$421	$4,322
Reconciliation of revenue
Other revenue(a)			14
Total revenue			$4,337
Costs and expenses(b)
Salaries and benefits	258	40
Leased vehicle depreciation	1,216	22
(Gain) loss on termination of leased vehicles	(148)	2
Provision for loan losses	202	42
Interest expense	1,464	187
GM Protection claim losses	17	—
Other segment items(c)	140	67
Equity income	—	9
Reportable segment income before income taxes	$753	$71	$824
Reconciliation to income before income taxes
Other loss(d)			(20)
Income before income taxes			$804

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2024
	North America	International	Total
Revenue from reportable segments	$3,661	$364	$4,025
Reconciliation of revenue
Other revenue(a)			6
Total revenue			$4,031
Costs and expenses(b)
Salaries and benefits	251	37
Leased vehicle depreciation	1,190	18
(Gain) loss on termination of leased vehicles	(188)	—
Provision for loan losses	277	21
Interest expense	1,385	165
GM Protection claim losses	8	—
Other segment items(c)	116	56
Equity income	—	10
Reportable segment income before income taxes	$623	$77	$700
Reconciliation to income before income taxes
Other loss(d)			(13)
Income before income taxes			$687

	Nine Months Ended September 30, 2025
	North America	International	Total
Revenue from reportable segments	$11,531	$1,189	$12,720
Reconciliation of revenue
Other revenue(a)			35
Total revenue			$12,755
Costs and expenses(b)
Salaries and benefits	781	116
Leased vehicle depreciation	3,616	60
(Gain) loss on termination of leased vehicles	(495)	2
Provision for loan losses	808	118
Interest expense	4,350	536
GM Protection claim losses	39	—
Other segment items(c)	413	168
Equity income	—	37
Reportable segment income before income taxes	$2,018	$227	$2,244
Reconciliation to income before income taxes
Other loss(d)			(52)
Income before income taxes			$2,193

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2024
	North America	International	Total
Revenue from reportable segments	$10,603	$1,145	$11,748
Reconciliation of revenue
Other revenue(a)			12
Total revenue			$11,760
Costs and expenses(b)
Salaries and benefits	748	114
Leased vehicle depreciation	3,577	56
Gain on termination of leased vehicles	(606)	—
Provision for loan losses	598	77
Interest expense	3,930	502
GM Protection claim losses	20	—
Other segment items(c)	334	170
Equity income	—	55
Reportable segment income before income taxes	$2,003	$281	$2,284
Reconciliation to income before income taxes
Other loss(d)			(38)
Income before income taxes			$2,246
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
(d)Income/loss from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
The following table presents certain balance sheet information by segment:

	September 30, 2025			December 31, 2024
	North America	International	Total	North America	International	Total
Finance receivables, net	$82,763	$7,440	$90,202	$87,084	$6,426	$93,510
Leased vehicles, net	$33,126	$482	$33,609	$31,236	$350	$31,586
Assets from reportable segments	$131,976	$10,551	$142,527	$131,643	$9,254	$140,897
Other assets(a)			152	.		134
Total assets			$142,680	.		$141,030
______________
(a)Assets from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $8.7 billion and $7.5 billion at September 30, 2025 and December 31, 2024.

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
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. Key provisions of the Act include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and an accelerated phase-out or elimination of most clean energy tax credits that were originally expanded under the Inflation Reduction Act of 2022, such as the Commercial Clean Vehicle Credit which expired on September 30, 2025. The Act also introduces a new auto loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. We are currently evaluating the financial impact of the Act.
Results of Operations
Key Drivers Income before income taxes for both the nine months ended September 30, 2025 and 2024 was $2.2 billion. Changes in key drivers of income before income taxes include the following:
•Finance charge income on retail finance receivables increased $543 million primarily due to an increase in the effective yield and growth in the size of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Leased vehicle income increased $379 million primarily due to an increase in the average balance of the leased vehicles portfolio.
•Interest expense increased $455 million primarily due to an increase in the average debt outstanding, as well as a slight increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt.
•Leased vehicle expenses increased $160 million primarily due to a decrease in lease termination gains resulting from fewer terminated leases in 2025 and increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio.
•Provision for loan losses increased $251 million primarily due to increased loan origination volume, partially offset by the reversal of the allowance for loan losses on finance receivables reclassified to held-for sale.
For the year ending December 31, 2025, we expect to recognize income before income taxes in the $2.5 billion to $3.0 billion range.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Average Earning Assets	Three Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Average retail finance receivables	$76,799	$73,944	$2,855	3.9%
Average commercial finance receivables	16,589	17,449	(860)	(4.9)%
Average finance receivables	93,388	91,393	1,995	2.2%
Average leased vehicles, net	33,377	30,624	2,753	9.0%
Average earning assets	$126,765	$122,017	$4,748	3.9%

Retail finance receivables purchased	$8,812	$9,371	$(559)	(6.0)%
Leased vehicles purchased	$4,956	$4,874	$82	1.7%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 31.9% and 38.9% for the three months ended September 30, 2025 and 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to strong GM sales, resulting in lower inventory. Our floorplan dealer penetration in the U.S. was 48.2% and 47.4% at September 30, 2025 and 2024.
Average leased vehicles, net increased due to new lease originations in excess of lease terminations, as well as an increase in the net capitalized cost of leased vehicles.

Revenue	Three Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Finance charge income
Retail finance receivables	$1,756	$1,609	$147	9.1%
Commercial finance receivables	$304	$356	$(52)	(14.6)%
Leased vehicle income	$1,968	$1,828	$140	7.6%
Other income	$309	$238	$71	29.8%
Equity income	$9	$10	$—	(4.9)%
Effective yield - retail finance receivables	9.1%	8.7%
Effective yield - commercial finance receivables	7.3%	8.1%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased primarily due to a decrease in the effective yield resulting from lower benchmark rates and a decrease in the average balance of the portfolio.
Leased Vehicle Income Leased vehicle income increased primarily due to an increase in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to growth in vehicle protection contract sales, as well as a gain on sale of finance receivables.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Three Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Operating expenses	$545	$478	$67	14.0%
Leased vehicle expenses	$1,101	$1,027	$73	7.2%
Provision for loan losses	$244	$298	$(53)	(17.9)%
Interest expense	$1,651	$1,550	$101	6.5%
Average debt outstanding	$117,568	$110,363	$7,205	6.5%
Effective rate of interest on debt	5.6%	5.6%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.7% and 1.6% for the three months ended September 30, 2025 and 2024.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a decrease in lease termination gains resulting from fewer terminated leases in 2025 and increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio.
Provision for Loan Losses Provision for loan losses decreased primarily due to the reversal of the allowance for loan losses on finance receivables reclassified to held-for sale during the three months ended September 30, 2025.
Interest Expense Interest expense increased due to an increase in average debt outstanding.
Taxes Our consolidated effective income tax rates were 27.0% and 27.8% of income before income taxes and equity income for the three months ended September 30, 2025 and 2024.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(36) million and $(50) million for the three months ended September 30, 2025 and 2024. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $30 million and $35 million for the three months ended September 30, 2025 and 2024. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended September 30, 2025 was primarily due to appreciating values of the Mexican Peso, Brazilian Real, and Chinese Yuan Renminbi, partially offset by the depreciating value of the Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation gain for the three months ended September 30, 2024 was primarily due to appreciating values of the Chinese Yuan Renminbi, Brazilian Real, and Canadian Dollar, partially offset by the depreciating value of the Mexican Peso in relation to the U.S. Dollar.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Average Earning Assets	Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Average retail finance receivables	$77,098	$73,455	$3,643	5.0%
Average commercial finance receivables	17,138	15,770	1,368	8.7%
Average finance receivables	94,236	89,225	5,011	5.6%
Average leased vehicles, net	32,698	30,414	2,284	7.5%
Average earning assets	$126,934	$119,638	$7,295	6.1%

Retail finance receivables purchased	$27,910	$26,323	$1,587	6.0%
Leased vehicles purchased	$15,338	$14,146	$1,192	8.4%

GENERAL MOTORS FINANCIAL COMPANY, INC.
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 34.2% and 38.7% for the nine months ended September 30, 2025 and 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables increased primarily due to higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 48.2% and 47.4% at September 30, 2025 and 2024.
Leased vehicles purchased increased primarily due to growth in GM sales and higher net capitalized cost, partially offset by lower lease sales mix.

Revenue	Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Finance charge income
Retail finance receivables	$5,192	$4,650	$543	11.7%
Commercial finance receivables	$940	$977	$(37)	(3.8)%
Leased vehicle income	$5,810	$5,431	$379	7.0%
Other income	$813	$702	$110	15.7%
Equity income	$37	$55	$(18)	(32.3)%
Effective yield - retail finance receivables	9.0%	8.5%
Effective yield - commercial finance receivables	7.3%	8.3%
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
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased primarily due to a decrease in the effective yield resulting from lower benchmark rates, partially offset by an increase in the average balance of the portfolio.
Leased Vehicle Income Leased vehicle income increased primarily due to an increase in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to growth in vehicle protection contract sales, as well as a gain on sale of finance receivables.
Equity Income Equity income decreased primarily due to lower earning asset levels at our joint ventures in China.

Costs and Expenses	Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percentage
Operating expenses	$1,581	$1,416	$165	11.7%
Leased vehicle expenses	$3,206	$3,046	$160	5.2%
Provision for loan losses	$926	$676	$251	37.1%
Interest expense	$4,886	$4,431	$455	10.3%
Average debt outstanding	$116,922	$107,768	$9,154	8.5%
Effective rate of interest on debt	5.6%	5.5%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.7% and 1.6% for the nine months ended September 30, 2025 and 2024.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a decrease in lease termination gains resulting from fewer terminated leases in 2025 and increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio.
Provision for Loan Losses Provision for loan losses increased primarily due to increased loan origination volume, partially offset by the reversal of the allowance for loan losses on finance receivables reclassified to held-for sale.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Interest Expense Interest expense increased primarily due to an increase in average debt outstanding, as well as a slight increase in the effective rate of interest on our debt, resulting from higher benchmark rates on new issuances relative to maturing debt.
Taxes Our consolidated effective income tax rates were 27.6% and 27.4% of income before income taxes and equity income for the nine months ended September 30, 2025 and 2024.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(132) million and $(34) million for the nine months ended September 30, 2025 and 2024. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $235 million and $(188) million for the nine months ended September 30, 2025 and 2024. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the nine months ended September 30, 2025 was primarily due to appreciating values of the Mexican Peso, Brazilian Real, Chinese Yuan Renminbi, and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation loss for the nine months ended September 30, 2024 was primarily due to depreciating values of the Mexican Peso, Brazilian Real, and Canadian Dollar, partially offset by the appreciating value of the Chinese Yuan Renminbi in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$57,078	75.2%	$58,067	76.3%
Near-prime - FICO Score 620 to 679	9,282	12.2	8,990	11.8
Sub-prime - FICO Score less than 620	9,497	12.5	9,008	11.8
Retail finance receivables	75,857	100.0%	76,066	100.0%
Less: allowance for loan losses	(2,651)		(2,400)
Retail finance receivables, net	$73,206		$73,667
Number of outstanding contracts	3,217,932		3,285,728
Average amount of outstanding contracts (in dollars)(a)	$23,573		$23,151
Allowance for loan losses as a percentage of retail finance receivables	3.5%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
31 - 60 days	$1,779	2.3%	$1,718	2.3%
Greater than 60 days	682	0.9	616	0.8
Total finance receivables more than 30 days delinquent	2,461	3.2	2,333	3.1
In repossession	78	0.1	73	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,540	3.3%	$2,407	3.2%

GENERAL MOTORS FINANCIAL COMPANY, INC.
Loan Modifications Loan modifications extended to borrowers experiencing financial difficulty were insignificant for the three and nine months ended September 30, 2025 and 2024. Refer to Note 4 to our condensed consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Charge-offs	$494	$439	$1,461	$1,255
Less: recoveries	(257)	(217)	(778)	(652)
Net charge-offs	$237	$222	$683	$604
Net charge-offs as an annualized percentage of average retail finance receivables	1.2%	1.2%	1.2%	1.1%

Commercial Finance Receivables	September 30, 2025	December 31, 2024
Commercial finance receivables	$17,081	$19,901
Less: allowance for loan losses	(85)	(58)
Commercial finance receivables, net	$16,996	$19,843
Number of dealers	2,528	2,537
Average carrying amount per dealer	$7	$8
Allowance for loan losses as a percentage of commercial finance receivables	0.5%	0.3%
No commercial loans were modified for the three and nine months ended September 30, 2025 and 2024. Substantially all of our commercial finance receivables were current with respect to payment status at September 30, 2025 and December 31, 2024.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating leases purchased	92	99	295	295
Operating leases terminated	88	92	280	325
Operating leased vehicles returned(a)	22	22	67	76
Percentage of leased vehicles returned(b)	24%	24%	24%	23%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. The return rates continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $146 million and $494 million for the three and nine months ended September 30, 2025 compared to $188 million and $605 million for the same periods in 2024. The decrease in gains is primarily due to fewer terminated leases in 2025.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	September 30, 2025			December 31, 2024
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$13,399	629	65.7%	$13,184	635	67.3%
Trucks	8,443	246	25.6	7,458	224	23.7
SUVs	2,583	56	5.8	2,260	53	5.6
Cars	541	27	2.8	590	31	3.3
Total	$24,966	957	100.0%	$23,492	943	100.0%
At both September 30, 2025 and 2024, 99.4% of our operating leases were current with respect to payment status.

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
The following table summarizes our available liquidity:

Liquidity	September 30, 2025	December 31, 2024
Cash, cash equivalents and marketable debt securities(a)	$7,841	$5,094
Borrowing capacity on unpledged eligible assets	25,410	21,548
Borrowing capacity on committed unsecured lines of credit	899	665
Borrowing capacity on the Junior Subordinated Revolving Credit Facility	1,000	1,000
Borrowing capacity on the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$37,150	$30,307
_________________
(a)Includes $318 million and $389 million in unrestricted cash outside of the U.S. at September 30, 2025 and December 31, 2024, of which certain amounts are considered to be indefinitely invested based on specific plans for reinvestment.
At September 30, 2025, available liquidity increased from December 31, 2024, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and an increase in cash and cash equivalents, resulting from $2.0 billion in proceeds from the sale of finance receivables. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2025, available liquidity exceeded our liquidity targets.
Cash Flow The following table summarizes our cash flow activities.

	Nine Months Ended September 30,		2025 vs. 2024
	2025	2024
Net cash provided by (used in) operating activities	$6,067	$5,114	$953
Net cash provided by (used in) investing activities	$(1,574)	$(10,329)	$8,756
Net cash provided by (used in) financing activities	$(1,658)	$4,735	$(6,394)
The following table summarizes our net cash provided by (used in) operating activities. For further detail on our net cash provided by (used in) investing and financing activities, please refer to the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,		2025 vs. 2024
Operating Activities	2025	2024
Net income (loss)	$1,598	$1,646	$(47)
Depreciation and amortization	3,961	3,940	21
Accretion and amortization of loan and leasing fees	(1,209)	(1,100)	(109)
Provision for loan losses	926	676	251
Other non-cash income	(664)	(671)	8
Changes in assets and liabilities	1,251	(243)	1,494
Deferred income taxes	203	867	(664)
Net cash provided by (used in) operating activities	$6,067	$5,114	$953

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating, Moody’s Investors Service and Standard & Poor’s. The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. As of October 14, 2025, all credit ratings remained unchanged since December 31, 2024.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At September 30, 2025, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Revolving retail asset-secured facilities(a)	$23,142	$1,709
Revolving commercial asset-secured facilities(b)	4,482	418
Total secured	27,624	2,127
Unsecured committed facilities	928	29
Unsecured uncommitted facilities(c)	2,322	2,322
Total unsecured	3,250	2,351
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$33,875	$4,478
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had no advances outstanding and $596 million in unused borrowing capacity on these uncommitted facilities at September 30, 2025.
(b)Includes revolving credit facilities backed by loans to dealers for floorplan financing.
(c)The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. We had $1.8 billion in unused borrowing capacity on these facilities at September 30, 2025.
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At September 30, 2025, the aggregate principal amount of our outstanding unsecured senior notes was $56.5 billion.
We issue other unsecured debt through demand notes, commercial paper and other bank and non-bank funding sources. At September 30, 2025, we had $3.7 billion outstanding in demand notes and $3.0 billion under the U.S. commercial paper program.
Support Agreement - Leverage Ratio Our earning assets leverage ratio calculated in accordance with the terms of the support agreement with GM (the Support Agreement) was 8.66x and 9.24x at September 30, 2025 and December 31, 2024, and the applicable leverage ratio threshold was 12.00x. The decrease in earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $1.6 billion in net income, partially offset by $1.1 billion in dividends on our common stock paid to GM. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at September 30, 2025:

	2025	2026	2027	2028 and Thereafter
Encumbered assets	$6,520	$32,101	$50,487	$68,898
Unencumbered assets	34,019	55,196	69,265	73,782
Total assets	40,539	87,297	119,753	142,680

Secured debt	4,676	23,023	36,210	49,415
Unsecured debt	8,737	19,191	31,198	67,915
Total debt(a)	13,413	42,215	67,409	117,330
Net excess liquidity	$27,126	$45,082	$52,344	$25,350
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs and fair value adjustments.
Off-Balance Sheet Arrangements
Transfers of Finance Receivables During the three months ended September 30, 2025, we sold certain retail finance receivables to third-party purchasers for $2.0 billion in cash proceeds, and we recognized an insignificant gain on the sale. We have continuing involvement with the finance receivables transferred, primarily in our role as servicer. The outstanding balance of the transferred finance receivables subject to continuing involvement was $1.9 billion at September 30, 2025. Refer to Note 4 to our condensed consolidated financial statements for further discussion.
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
The following table presents our reconciliation of net income attributable to common shareholder - adjusted to net income, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2025	September 30, 2024
Net income attributable to common shareholder	$1,695	$2,059
Adjustment - impairment charge(a)	320	—
Net income attributable to common shareholder - adjusted	$2,015	$2,059
______________
(a)This impairment charge was to write down our SAIC-GMAC equity investment to its fair value.
Return on Average Common Equity Return on average common equity is a generally accepted accounting principles (GAAP) measure widely used to measure earnings in relation to invested capital. We calculate return on average common equity as net income attributable to common shareholder divided by average common equity. Our return on average common equity decreased to 12.4% for the four quarters ended September 30, 2025 from 15.0% for the four quarters ended September 30, 2024, primarily due to lower earnings driven by the $320 million impairment charge on our SAIC-GMAC equity investment recorded in the three months ended December 2024.
Return on Average Tangible Common Equity - adjusted We use return on average tangible common equity - adjusted, a non-GAAP measure, to measure our contribution to GM's enterprise profitability and cash flows. We calculate average tangible common equity - adjusted as net income attributable to common shareholder - adjusted divided by average tangible common equity. Our return on average tangible common equity - adjusted decreased to 16.2% for the four quarters ended September 30, 2025 from 16.4% for the four quarters ended September 30, 2024.

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table presents our reconciliation of return on average tangible common equity - adjusted to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	September 30, 2025	September 30, 2024
Net income attributable to common shareholder - adjusted	$2,015	$2,059

Average equity	$15,607	$15,666
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,638	13,697
Less: average goodwill and intangible assets	(1,174)	(1,180)
Average tangible common equity	$12,464	$12,517

Return on average common equity	12.4%	15.0%
Return on average tangible common equity - adjusted	16.2%	16.4%
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 10 to our condensed consolidated financial statements for information relating to legal proceedings.
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
Item 6. Exhibits

3.1	Third Amended and Restated Certificate of Formation of General Motors Financial Company, Inc.	Filed Herewith

3.2	Third Amended and Restated Bylaws of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed on February 10, 2021	Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
*  *  *  *  *  *  *

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 21, 2025	By:	/S/ RICHARD A. GOKENBACH, JR.
Richard A. Gokenbach, Jr.
Executive Vice President and
Chief Financial Officer