Form 10-K
period 2025-12-31
General Motors Financial Company, Inc.
filed 2026-01-27
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(817) 302-7000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
5.250% Senior Notes due 2026	GM/26	New York Stock Exchange
6.150% Senior Notes due 2035	GM/35B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of January 26, 2026, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
DOCUMENTS INCORPORATED BY REFERENCE
NONE
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.

PART I
Item 1. Business
General General Motors Financial Company, Inc. (sometimes referred to as we, us, our, the Company, or GM Financial), the wholly-owned captive finance subsidiary of General Motors Company (GM), is a global provider of automobile finance solutions. Under the AmeriCredit, GM Financial, and GMAC trade names, we offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in two reportable segments: North America (the North America Segment) and International (the International Segment).
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
Our business strategy is to help GM sell vehicles while earning an appropriate risk-adjusted return. This strategy includes offering a full spectrum of competitive financing programs. Total retail loan and lease origination levels were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
New GM vehicles	$47,856	$47,562	$44,557
Other vehicles	8,025	8,487	8,533
Total	$55,881	$56,049	$53,090

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
Customer Experience and Servicing We strive to earn customers for life with an approach that builds, personalizes and continuously improves customer experiences to ensure customer satisfaction with every interaction. Our vision is to provide remarkable service through deep insights and orchestrate a seamless experience across servicing channels to maintain strong loyalty and retention rates. Our customer experience and servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles, arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiency balances when appropriate.
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
Sources of Financing We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured credit facilities, public and private securitization transactions and the issuance of unsecured debt in the capital markets. We may also periodically utilize other financing sources including hybrid securities and whole loan sales. Generally, we seek to fund our operations through local sources of funding to minimize currency and country risk. However, we may issue debt globally in order to diversify funding sources, especially to support U.S. financing needs. The mix of funding sources varies from country to country based on the characteristics of our earning assets and the relative development of the capital markets in each country. We actively monitor the capital markets and seek to optimize our mix of funding sources to minimize our cost of funds. We or our affiliates may seek to retire or purchase our or our affiliates' outstanding debt through cash purchases and/or exchanges for debt or other securities, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Secured Credit Facilities Some loans and leases are funded using secured credit facilities with participating banks providing financing either directly or through institutionally managed conduits. Under these funding agreements, we transfer financial assets to special purpose entities (SPEs). These SPEs, in turn, issue notes to the bank participants or agents, collateralized by such financial assets. The bank participants or agents provide funding under the notes to the SPEs pursuant to an advance formula, and the SPEs forward the funds to us in consideration for the transfer of financial assets. While these SPEs are included in our consolidated financial statements, these SPEs are separate legal entities, and the assets held by these SPEs are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under these secured credit facilities bear interest at benchmark rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents. In certain markets in the International Segment, we may finance loans through the sale of receivables to banks under a full recourse arrangement.
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
Securitizations We also fund loans and leases through public and private on-balance-sheet securitization transactions. In our securitizations, we transfer loans, leases and related assets to securitization trusts (Trusts), which issue one or more classes of securities backed by the transferred assets. These asset-backed securities are in turn sold to investors. While the Trusts are included in our consolidated financial statements, they are separate legal entities, and the assets held by the Trusts are legally owned by them and are not available to our creditors or creditors of our other Trusts. When we transfer securitized assets to a

GENERAL MOTORS FINANCIAL COMPANY, INC.
Trust, we make certain representations and warranties regarding the securitized assets, including, but not limited to, the terms of the underlying obligations, receipt of good title and an enforceable security interest in the assets, and certain matters regarding our origination and servicing of the securitized assets. We do not make any representations or warranties regarding the future performance of the securitized assets. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any securitized assets, we are obligated to repurchase the affected securitized assets from the Trust. Historically, repurchases due to a breach of a representation or warranty have been insignificant.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Develop and Retain Talented People We compete for talent against other finance companies and against businesses in other sectors, such as technology. To attract and retain top talent, we aim to provide a workplace culture that aligns employee behaviors with our values, fulfills their long-term individual aspirations and provides experiences that make individuals feel valued, included, and engaged. In furtherance of this goal, we invest significant resources to retain and develop our talent. In addition to mentoring and networking opportunities, we offer a vast array of career development resources to help develop, grow and enable our employees.
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
Employees At December 31, 2025, we employed approximately 9,000 people, excluding employees at our joint ventures.
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
A material portion of our retail finance business, and substantially all our commercial lending activities, consist of financing associated with the sale and lease of new GM vehicles and our relationships with GM-franchised dealerships. GM operates in a very competitive industry with market participants routinely introducing new and improved vehicle models and features, at decreasing price points, designed to meet rapidly evolving consumer expectations. The production and profitable sale of electric vehicles (EVs) is an important part of GM’s long-term business strategy and is dependent on consumer adoption of EVs. As GM invests in EVs, GM faces pricing pressures, aggressive incentives, slower than anticipated EV adoption rates, limited visibility on ramping of EV volumes, and increased global competition and production from competitors, especially from China. These challenges have led, and may in the future lead, to impacts to spending and resources, production adjustments, and strategic shifts at GM. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, inflationary pressures or other factors impacting GM or its products, such changes could significantly affect our profitability, financial condition, and access to the capital markets. In addition, GM sponsors special-rate financing and other incentive programs available through us. Under these programs, GM makes interest supplements or other support payments to us and may offer various incentives to customers who finance their vehicles with us. These programs increase our financing volume and our share of financed GM vehicle sales. When GM adopts marketing strategies from time to time that de-emphasize such programs in favor of other types of incentives, our financing volume is generally impacted.

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Work stoppages and other limitations on production have occurred, and in the future could occur, at GM’s facilities, either temporarily or permanently for any number of reasons, including labor disruptions, supply chain disruptions, the occurrence of a contagious disease or illness or catastrophic weather events. GM’s inability to manufacture at one or more affected facilities has resulted, and may in the future result, in harm to our reputation, lower revenues and the loss of customers. Any extended reduction or suspension of GM’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other events, or significant changes to marketing programs sponsored by GM could have an adverse effect on our business.
We operate in a highly competitive industry, and competitive pressures could have a significant negative effect on our pricing, market share and results of operations.
The automotive finance industry is highly competitive, and we compete with a large number of banks, credit unions, independent finance companies and other captive automotive finance subsidiaries. Our ability to maintain and expand our market share is contingent upon us offering competitive pricing, including through GM incentive programs, developing and maintaining strong relationships with dealers and customers, making substantial investments in our technological infrastructure, and effectively responding to changes in the automotive and automotive finance industries. In addition, any expansion into new markets may require us to compete with more experienced and established market participants. Failure to effectively manage these challenges could adversely affect our market share, and pressure to provide competitive pricing could have a negative effect on our results of operations.
Tariffs applicable to the automotive industry continue to evolve, including in the U.S., where the government has signaled tariff policy may shift in the future. Such tariffs could have a material adverse effect on our financial condition and results of operations.
The U.S. and other governments have implemented import tariffs and tariff-related measures, including tariffs on vehicles and parts, as well as other materials relevant to the automotive industry. Further tariff measures and modifications to existing tariffs continue to be under consideration. New or existing trade agreements, including the ongoing review of the U.S.-Mexico-Canada Agreement, may also impact the tariff rate applicable to goods imported by GM or GM's suppliers. Additionally, certain tariffs are subject to pending legal challenges. In these respects, the global tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported by GM and GM’s suppliers into the U.S. and other countries where GM operates continue to evolve.
Evolving tariffs globally, along with other trade barriers and trade restrictions, may lead to supply chain disruptions, potentially resulting in increased production costs and the inability to receive certain critical parts. The impact of proposed, implemented, and ultimately enforced tariffs on the U.S. economy is difficult to predict. Any extended reduction of GM’s production or sale of vehicles could have an adverse effect on our business.
Our profitability is dependent upon retail demand for automobiles, related automobile financing and the ability of customers to repay loans and leases. Our business and results of operations may be negatively affected during times of low automobile sales, fluctuating wholesale prices and leased vehicle residual values, and other economic conditions.
General We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, inflation, decreased demand for automobiles and declining values of automobiles securing outstanding loans and leases, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, changing consumer preferences, government policy shifts, higher vehicle operating costs, declining stock market values, unstable real estate values, increasing unemployment levels, elevated interest rates, general availability of consumer credit, changes in vehicle ownership trends and other factors that impact consumer confidence, behavior or disposable income could increase both loss frequency and the amount of loss in the event of default. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. No assurance can be given that the underwriting criteria and collection methods we employ will afford adequate protection against these risks. An increase in inflation or a decrease in economic growth could impact the financial health of our borrowers and lead to higher delinquencies and defaults. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future financings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Demand for automobiles may also be impacted by the entrance of non-traditional participants in the automotive industry, who are disrupting the industry's historic business model through the introduction of new products, services, and methods of travel and vehicle ownership.
Wholesale Auction Values We sell automobiles returned to us at the end of lease terms either through our exclusive online channel or through wholesale auction markets. We also sell repossessed automobiles at wholesale auction markets located throughout the countries where we have operations. Depressed wholesale prices for used automobiles may result in, or increase, losses upon our disposition of off-lease or repossessed vehicles, and in the case of repossessed vehicles, we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from manufacturer incentives or discounts on new vehicles, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models, increased used vehicle inventory resulting from significant liquidations of rental or fleet inventories and increased trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher energy prices may impact the wholesale auction values of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand could result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, we may be unable to sell our used vehicles at sufficient volume and/or pricing.
Leased Vehicle Residual Values and Return Rates We project expected residual values and return volumes of the vehicles we lease. At lease inception, we determine the amount of lease payments we charge our lease customer based, in part, on our estimated residual value. Actual proceeds realized by us upon the sale of a returned leased vehicle at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Realization of the residual values is dependent on our ability to market the vehicles under prevailing market conditions. Among the factors that can affect the value of returned lease vehicles are the industry volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Further, the majority of EVs that we finance for GM customers are on operating leases, and there is limited resale history on GM’s newer EVs. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to then-existing market values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, may adversely affect the profitability of our lease program and financial results. A material decrease in the value of a leased asset group could result in an impairment charge, which would adversely affect our financial results.
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
Our operations outside the U.S. are subject to many of the same risks as our U.S. operations. In addition to those risks, our non-U.S. operations, including the operations of our joint ventures, are subject to certain additional risks, such as the following:
•economic downturns in foreign countries or geographic regions where we have significant operations, such as Canada, Brazil, Mexico and our joint venture in China;
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
In addition, we are subject to the risks of operating in China. The automotive finance market in China is highly competitive and subject to significant governmental regulation. GM faces intense price competition and a challenging regulatory environment in China, which negatively impacts GM’s sales volume and profitability in its China operations. In addition, we face intense price competition from other auto lenders in China. As a result of these market challenges and competitive conditions in China, we recorded a $320 million impairment charge during 2024 to write down our SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) investment to its fair value. Increased competition, increased U.S.-China trade restrictions and economic conditions in China, among other things, may result in reduced profitability and margins, and challenges to gain or hold market share. In addition, business in China is sensitive to economic and market conditions that drive loan and lease origination volume in China. If our joint ventures are unable to maintain their position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be materially adversely affected.
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
Risks related to cybersecurity, information technology and data management practices
Security breaches, cyberattacks and other disruptions to information technology systems and networks owned or maintained by us or third parties, such as vendors or suppliers, could materially compromise our operations and/or sensitive customer data and proprietary information.
We rely upon hardware, software and information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our internal and external-facing business processes, activities, products and services. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information (including that of our vendors), as well as personally identifiable information of our respective customers and employees, in data centers and on information technology networks (including networks that are controlled or maintained by third parties). The confidentiality, integrity and availability of these systems and networks, and the processing and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. We face numerous and evolving risks that threaten the confidentiality, integrity and availability of our systems, networks and information, as well as the risk of operational disruption, failure or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers,

GENERAL MOTORS FINANCIAL COMPANY, INC.
customers, counterparties or other financial intermediaries. Such parties could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Our information technology systems and networks, as well as those of our service providers, are vulnerable to intrusion damage, disruptions or shutdowns caused by attacks by hackers, computer viruses or worms, malware (including ransomware), social engineering attacks (such as phishing), denial of service attacks or breaches due to errors, negligence or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to these systems and networks. Remote and hybrid working arrangements also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We are also vulnerable to malicious code that may be embedded in open-source software as well as “bugs,” misconfigurations and other vulnerabilities associated with commercial software that is integrated into our or our service providers’ systems, networks, products or services. Therefore, no assurance can be given that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and information.
The occurrence of a major cyberattack or other security incident could materially compromise the confidentiality, integrity and/or availability of critical systems and networks and data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Significant loss of proprietary data, critical interruptions or delays in our business operations, and damage to our reputation as well as the risk of claims alleging that we are non-compliant with applicable laws or regulations, expose us to potentially substantial liability from private litigation or regulatory actions and related costs under laws protecting the privacy of personal information or unfair or deceptive practices relating to consumer information, reputational damage with customers and business partners, and other risks to our business and competitiveness as a result of accelerating cybersecurity threats. Although we maintain insurance coverage for various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured or that applicable insurance in the future will be available on economically reasonable terms or at all.
We and our third-party providers regularly experience cyberattacks and security incidents, such as phishing attacks, and we expect cyberattacks and incidents to continue in varying degrees, including due to the rapid evolution and adoption of artificial intelligence (AI). While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Cybersecurity threat actors are increasingly sophisticated and are targeting employees, contractors, service providers, and third parties through various techniques, including but not limited to, social engineering. Such threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls, including through the use of AI, to avoid detection, and to remove or obfuscate forensic evidence.
Our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees and vendors, are subject to increasingly complex and restrictive regulations in all key market regions.
Data privacy and protection, unfair and deceptive practice laws and similar regulations, including with respect to the use of AI, in many jurisdictions where we do business require that we take significant steps to safeguard such personal information, and these laws and regulations continue to evolve. Under these laws and regulations, which include the federal Gramm-Leach-Bliley Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, and international data protection, privacy, data security, data localization and similar national, state, provincial, and local laws, the failure to maintain compliant data privacy and security practices could result in consumer complaints, lawsuits, and regulatory inquiry, resulting in civil or criminal penalties, as well as have a negative impact on our brand or result in other harm to our business. Customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the protection of their data and to support their operations. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. The growing patchwork of state and country regulations imposes burdensome obligations on companies to quickly respond to consumer requests, such as requests to delete, disclose and stop selling or sharing personal information, with significant fines for noncompliance. The rapid evolution and increased adoption of AI technologies may intensify these risks. Complying with these new laws has significantly increased, and may continue to increase, our operating costs and is driving increased complexity in our operations. In addition to direct liability that we may face in connection with these fast-evolving laws and regulations, both regulators and litigants are increasingly seeking to hold companies liable for their third-party service providers' and vendors' privacy and cybersecurity compliance, particularly in the context of cybersecurity attacks and data breaches.

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
In the United States, the Dodd-Frank Act imposes significant regulatory oversight on the financial industry and grants the CFPB extensive rulemaking and enforcement authority, all of which may substantially impact our operations. As a “larger participant” in the automobile finance market, we are subject to the CFPB’s supervisory authority which allows it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws.
We could be materially adversely affected by significant litigation, governmental investigations or other proceedings.
We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including consumer protection lawsuits, class action litigation, employment litigation, and regulatory investigations. A negative outcome in one or more of these proceedings could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel, as well as legal and other costs, all of which may be significant. For a further discussion of certain of these matters, refer to Note 11 to our consolidated financial statements.
Climate-related events and climate change legislation could adversely affect our operations.
The effects of climate change and the ongoing efforts to mitigate its impact, including through climate change-related legislation and regulation, could significantly affect our profitability, financial condition and access to the capital markets. Significant physical effects of climate change, such as extreme weather and natural disasters, may affect our customers. For example, customers living in areas affected by extreme weather and natural disasters may suffer financial harm, reducing their ability to make timely payments on their loans and leases. Dealerships and physical auctions that facilitate the disposition of repossessed and returned lease vehicles are also subject to disruption as a result of extreme weather and natural disasters, which could result in an inability to sell such repossessed and returned lease vehicles, or a temporary or permanent decline in the market value of those vehicles. In addition, extreme weather and natural disasters may have effects on the automobile finance industry or economy due to the interdependence of market factors. If such extreme weather or a natural disaster were to occur in a geographic region in which a large number of customers are located, these risks would be exacerbated. Further, changes to laws or regulations enacted to address the potential impacts of climate change (including laws which may adversely impact the automobile industry, as well as some remaining constraints related to lending on greenhouse gas-emitting products) could have an adverse impact on our financial condition and results of operations.
At the state and federal level in the U.S. and abroad, sustainability-related rules and regulations are facing legal scrutiny. Such regulations may cause disclosure requirements to shift and may increase the risk of litigation or regulatory action, which would result in increased costs and risks to our reputation.
We may incur additional tax expense, become subject to additional tax exposure, or fail to fully realize available tax incentives.
We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the U.S. and other countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws, changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our results of operations, cash flows, and financial condition could be adversely affected.
Item 1B. Unresolved Staff Comments
None.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is aligned with the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:
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
The Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – "Risks Related to Cybersecurity, Information Technology and Data Management Practices," which is incorporated by reference into this Item 1C.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of our common stock is owned by General Motors Holdings LLC, a wholly-owned subsidiary of GM; therefore, there is no public trading market for our common stock. Dividends are payable at the sole discretion of our Board of Directors and will depend on several factors, including, but not limited to, business and economic conditions, our financial condition, earnings, liquidity targets and leverage ratio.
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
Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost basis, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables, which have a weighted average remaining life of approximately two years. We forecast net credit losses based on relevant information about past events, current conditions and forecast economic performance. We believe that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
The severity of net credit losses is determined by the amounts we are able to recover when we sell the collateral underlying loans that have been charged off. The recovery rate is the percentage of the unpaid principal balance that we collect, primarily through auction proceeds. We incorporate our outlook on recovery rates in our retail allowance estimate. Each 5% relative decrease/increase in our forecast recovery rates would increase/decrease our U.S. allowance for loan losses by $106 million.
We also incorporate our outlook on overall economic performance, based on weightings applied to several scenarios, in our retail allowance estimate. If the forecast economic conditions were based entirely on the weakest scenario we considered, the U.S. allowance for loan losses would increase by $169 million. Actual economic data and recovery rates that are worse/lower than those we forecast could result in an increase in the allowance for loan losses.
Our commercial finance receivables portfolio consists of financing products for dealers and other businesses. We provide commercial lending products to our dealer customers that include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory. We also provide dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Additionally, we provide lending products to commercial vehicle upfitters and advances to certain GM subsidiaries. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted auto industry conditions. There can be no assurance that ultimate charge-off amounts will not exceed such estimates or that our credit loss assumptions will not increase.

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
At December 31, 2025, the estimated residual value of our leased vehicles was $25.0 billion. If used vehicle prices weaken compared to our estimates, we would increase depreciation expense and/or record an impairment charge on our lease portfolio. If an impairment exists, we would determine any shortfall in recoverability of our leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of (1) the sum of remaining lease payments, plus estimated residual value, over (2) leased vehicles, net, less deferred income. Alternatively, if used vehicle prices outperform our latest estimates, we may record gains on sales of off-lease vehicles and/or decreased depreciation expense.
We reviewed our leased vehicles portfolio for indicators of impairment and determined that no impairment indicators were present at December 31, 2025 or 2024.
The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2025, which could increase or decrease depreciation expense over the remaining term of our leased vehicles portfolio, holding all other assumptions constant. Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge.

	Years Ending December 31,
	2026	2027	2028	2029 and Thereafter	Total
Impact to depreciation expense	$174	$60	$15	$1	$250
Income Taxes We are subject to income tax in the U.S. and numerous other state and foreign jurisdictions. Refer to Note 15 to our consolidated financial statements for more information relating to our tax sharing agreement with GM for our U.S. operations.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Results of Operations
This section discusses our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a discussion and analysis of the year ended December 31, 2024, compared to the same period in 2023, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on January 28, 2025.
Key Drivers Earnings before taxes, adjusted was $2.8 billion and $3.0 billion for 2025 and 2024. Changes in key drivers include the following:
•Finance charge income on retail finance receivables increased $626 million primarily due to increases in the effective yield and average balance of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations.
•Finance charge income on commercial finance receivables decreased $121 million primarily due to a decrease in the effective yield resulting from lower short-term benchmark rates, partially offset by an increase in the average balance of the portfolio
•Leased vehicle income increased $503 million primarily due to an increase in the average balance of the leased vehicles portfolio.
•Other income increased $177 million primarily due to an increase in earned premiums and fees on vehicle protection contracts.
•Interest expense increased $462 million primarily due to an increase in the average debt outstanding.
•Operating expenses increased $404 million primarily due to investments in the insurance and vehicle protection businesses and increases in the related claims expense, as well as a non-recurring reserve release in 2024.
•Leased vehicle expenses increased $278 million primarily due to a decrease in lease termination gains and increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio.
•Provision for loan losses increased $178 million primarily due to a shift in the credit mix of loan originations.
For the year ending December 31, 2026, we expect to recognize income before income taxes in the $2.5 billion to $3.0 billion range.

Average Earning Assets	Years Ended December 31,		2025 vs. 2024
	2025	2024	Amount	Percentage
Average retail finance receivables	$76,717	$73,917	$2,800	3.8%
Average commercial finance receivables	17,203	16,704	499	3.0%
Average finance receivables	93,920	90,621	3,299	3.6%
Average leased vehicles, net	32,925	30,641	2,283	7.5%
Average earning assets	$126,844	$121,262	$5,582	4.6%

Retail finance receivables purchased	$36,314	$36,960	$(646)	(1.7)%
Leased vehicles purchased	$19,567	$19,089	$478	2.5%
Average retail finance receivables increased primarily due to new loan originations in excess of principal collections and payoffs. Our penetration of GM's retail sales in the U.S. was 33.3% and 38.9% in 2025 and 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Average commercial finance receivables increased primarily due to higher floorplan penetration. Our floorplan dealer penetration in the U.S. was 48.5% and 47.5% at December 31, 2025 and 2024.
Leased vehicles purchased increased primarily due to growth in GM sales and higher net capitalized cost, partially offset by lower lease sales mix.

Revenue	Years Ended December 31,		2025 vs. 2024
	2025	2024	Amount	Percentage
Finance charge income
Retail finance receivables	$6,934	$6,309	$626	9.9%
Commercial finance receivables	$1,239	$1,360	$(121)	(8.9)%
Leased vehicle income	$7,800	$7,297	$503	6.9%
Other income	$1,086	$909	$177	19.5%
Equity income	$39	$64	$(25)	(39.0)%
Effective yield - retail finance receivables	9.0%	8.5%
Effective yield - commercial finance receivables	7.2%	8.1%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased primarily due to increases in the effective yield and average balance of the portfolio. The effective yield on our retail finance receivables increased primarily due to increased average interest rates on new loan originations. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased primarily due to a decrease in the effective yield resulting from lower short-term benchmark rates, partially offset by an increase in the average balance of the portfolio.
Leased Vehicle Income Leased vehicle income increased primarily due to an increase in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to an increase in earned premiums and fees on vehicle protection contracts.

Costs and Expenses	Years Ended December 31,		2025 vs. 2024
	2025	2024	Amount	Percentage
Operating expenses	$2,206	$1,802	$404	22.4%
Leased vehicle expenses	$4,391	$4,113	$278	6.8%
Provision for loan losses	$1,207	$1,029	$178	17.3%
Interest expense	$6,492	$6,030	$462	7.7%
Average debt outstanding	$116,475	$108,962	$7,513	6.9%
Effective rate of interest on debt	5.6%	5.5%
Operating Expenses Operating expenses as a percentage of average earning assets were 1.7% and 1.5% for 2025 and 2024. Operating expenses increased primarily due to investments in the insurance and vehicle protection businesses and increases in the related claims expense, as well as a non-recurring reserve release in 2024.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to a decrease in lease termination gains and increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio. The decrease in gains is primarily due to a decrease in the average gain on the sale of leased vehicles as well as fewer terminated leases in 2025.
Provision for Loan Losses Provision for loan losses increased primarily due to a shift in the credit mix of loan originations.
Interest Expense Interest expense increased primarily due to an increase in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 26.5% and 29.7% of income before income taxes for 2025 and 2024. Refer to Note 15 to our consolidated financial statements for tax rate reconciliation.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Impairment of investment in nonconsolidated affiliate During 2024, in response to market challenges and competitive conditions, GM and its joint venture partners restructured their operations in China. Accordingly, we evaluated our investment in SAIC-GMAC for potential impairment, and we determined the carrying value of our investment exceeded its fair value. We concluded that the loss in value was other-than-temporary and recorded an impairment charge of $320 million.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(144) million and $81 million for 2025 and 2024. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $274 million and $(403) million for 2025 and 2024. Translation adjustments resulted from changes in the values of our foreign currency assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for 2025 was primarily due to appreciating values of the Mexican Peso, Brazilian Real, Chinese Yuan Renminbi, and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation loss for 2024 was primarily due to depreciating values of the Mexican Peso, Brazilian Real, Canadian Dollar, and Chinese Yuan Renminbi in relation to the U.S. Dollar.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$56,440	74.9%	$58,067	76.3%
Near-prime - FICO Score 620 to 679	9,303	12.3	8,990	11.8
Sub-prime - FICO Score less than 620	9,661	12.8	9,008	11.8
Retail finance receivables	75,404	100.0%	76,066	100.0%
Less: allowance for loan losses	(2,656)		(2,400)
Retail finance receivables, net	$72,748		$73,667
Number of outstanding contracts	3,194,917		3,285,728
Average amount of outstanding contracts (in dollars)(a)	$23,601		$23,151
Allowance for loan losses as a percentage of retail finance receivables	3.5%		3.2%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
The increase in the allowance for loan losses as a percentage of retail finance receivables is primarily due to changes in the composition of credit mix of the portfolio.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
31 - 60 days	$2,011	2.7%	$1,885	2.5%
Greater than 60 days	795	1.1	677	0.9
Total finance receivables more than 30 days delinquent	2,806	3.7	2,562	3.4
In repossession	75	0.1	66	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,881	3.8%	$2,628	3.5%

GENERAL MOTORS FINANCIAL COMPANY, INC.
Loan Modifications Loan modifications extended to borrowers experiencing financial difficulty were insignificant for 2025 and 2024. Refer to Note 1 and Note 4 to our consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Years Ended December 31,
	2025	2024
Charge-offs	$1,998	$1,754
Less: recoveries	(1,035)	(901)
Net charge-offs	$963	$853
Net charge-offs as a percentage of average retail finance receivables	1.3%	1.2%

Commercial Finance Receivables	December 31, 2025	December 31, 2024
Commercial finance receivables	$17,365	$19,901
Less: allowance for loan losses	(68)	(58)
Commercial finance receivables, net	$17,297	$19,843
Number of dealers	2,554	2,537
Average carrying amount per dealer	$7	$8
Allowance for loan losses as a percentage of commercial finance receivables	0.4%	0.3%
Substantially all of our commercial finance receivables were current with respect to payment status at December 31, 2025 and 2024. No commercial loans were modified for 2025 and 2024.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Years Ended December 31,
	2025	2024
Operating leases purchased	375	393
Operating leases terminated	365	410
Operating leased vehicles returned(a)	96	99
Percentage of leased vehicles returned(b)	26%	24%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Return rates for 2025 increased compared to 2024 due to decreased used vehicle values. The return rates continued to be lower than historical levels as used vehicle prices have generally remained higher than contractual residual values. Gains on terminations of leased vehicles were $586 million for 2025 compared to $758 million for 2024. The decrease in gains is primarily due to a decrease in the average gain on the sale of leased vehicles as well as fewer terminated leases in 2025.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle segment (units in thousands):

	December 31, 2025			December 31, 2024
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$13,145	617	64.8%	$13,184	635	67.3%
Trucks	8,702	254	26.6	7,458	224	23.7
SUVs	2,619	56	5.9	2,260	53	5.6
Cars	515	26	2.7	590	31	3.3
Total	$24,981	952	100.0%	$23,492	943	100.0%
At December 31, 2025 and 2024, residual values of leased EVs represented 21.1% and 10.0% of total residual values. At both December 31, 2025 and 2024, 99.3% of our operating leases were current with respect to payment status.

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
Typically, our purchase and funding of retail and commercial finance receivables and leased vehicles are initially financed by utilizing cash and borrowings on our secured credit facilities. Subsequently, we typically obtain long-term financing for finance receivables and leased vehicles through securitization transactions and the issuance of unsecured debt. Refer to Note 8 to our consolidated financial statements for information regarding our material cash requirements for debt contractual obligations.
The following table summarizes our available liquidity:

Liquidity	December 31, 2025	December 31, 2024
Cash, cash equivalents and marketable debt securities(a)	$5,866	$5,094
Available capacity under secured credit facilities	25,924	21,548
Available under committed unsecured credit facilities	967	665
Available under the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available under the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$35,756	$30,307
_________________
(a)Includes $368 million and $389 million in unrestricted cash outside of the U.S. at December 31, 2025 and 2024, of which certain amounts are considered to be indefinitely invested based on specific plans for reinvestment.
Our available liquidity varies quarterly based on factors including near-term debt issuances and maturities, as well as changes in our earning assets. At December 31, 2025, available liquidity increased from December 31, 2024, primarily due to increased available capacity under secured credit facilities and an increase in cash and cash equivalents. Available capacity under secured credit facilities increased due to paydowns resulting from the issuance of securitization transactions and unsecured debt. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2025, available liquidity exceeded our liquidity targets.
Cash Flows The following table summarizes our cash flow activities.

	Years Ended December 31,		2025 vs. 2024
	2025	2024
Net cash provided by (used in) operating activities	$7,979	$6,429	$1,550
Net cash provided by (used in) investing activities	$(2,527)	$(15,418)	$12,891
Net cash provided by (used in) financing activities	$(4,563)	$8,950	$(13,513)
The following table summarizes our net cash provided by (used in) operating activities. For further detail on our net cash provided by (used in) investing and financing activities, please refer to the Consolidated Statements of Cash Flows.

GENERAL MOTORS FINANCIAL COMPANY, INC.

	Years Ended December 31,		2025 vs. 2024
Operating Activities	2025	2024
Net income (loss)	$2,058	$1,860	$198
Depreciation and amortization	5,314	5,249	65
Accretion and amortization of loan and leasing fees	(1,610)	(1,490)	(120)
Provision for loan losses	1,207	1,029	178
Other non-cash income	(593)	(369)	(225)
Changes in assets and liabilities	1,193	(911)	2,104
Deferred income taxes	411	1,061	(650)
Net cash provided by (used in) operating activities	$7,979	$6,429	$1,550
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. The following table summarizes our credit ratings at January 20, 2026:

	Company Rating	Bond Rating	Short Term Rating	Outlook
DBRS Limited	BBB (High)	BBB (High)	R-2 (High)	Stable
Fitch	BBB	BBB	F2	Positive
Moody’s	Baa2	Baa2	P-2	Stable
S&P	BBB	BBB	A-2	Stable
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At December 31, 2025, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Secured debt(a)	$27,845	$1,869
Unsecured debt(b)	3,830	2,863
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$34,675	$4,732
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases as well as loans to dealers for floorplan financing. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them, and no unused borrowing capacity is included in the facility amount. We had no advances outstanding on these uncommitted facilities at December 31, 2025.
(b)Includes committed and uncommitted facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them, and no unused borrowing capacity is included in the facility amount. We had $2.9 billion of advances outstanding on these facilities at December 31, 2025.
Refer to Note 8 to our consolidated financial statements for further discussion.
Securitization Notes Payable We periodically finance our retail and commercial finance receivables and leases through public and private term securitization transactions, where the securitization markets are sufficiently developed.
Our securitizations and credit facilities generally utilize special purpose entities, which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. Refer to Note 9 to our consolidated financial statements for further discussion.
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At December 31, 2025, the aggregate principal amount of our outstanding unsecured senior notes was $56.7 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.
We issue other unsecured debt through demand notes, commercial paper and other bank and non-bank funding sources. At December 31, 2025, we had $3.3 billion outstanding in demand notes and $3.0 billion under the U.S. commercial paper program.
Support Agreement - Leverage Ratio Our earning assets leverage ratio, calculated in accordance with the terms of the support agreement with GM (the Support Agreement), was 8.67x and 9.24x at December 31, 2025 and 2024, and the applicable leverage ratio threshold was 12.00x. The decrease in the earning assets leverage ratio is primarily due to increased shareholders' equity as a result of $2.1 billion in net income, partially offset by $1.5 billion in dividends on our common stock paid to GM. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets, less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at December 31, 2025:

	2026	2027	2028	2029 and Thereafter
Encumbered assets	$24,959	$41,548	$52,405	$66,212
Unencumbered assets	48,787	67,109	77,268	74,265
Total assets	73,746	108,657	129,673	140,477

Secured debt	17,687	29,442	37,136	46,920
Unsecured debt	17,456	29,685	40,245	68,056
Total debt(a)	35,143	59,127	77,381	114,976
Net excess liquidity	$38,604	$49,529	$52,292	$25,501
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs and fair value adjustments.
Off-Balance Sheet Arrangements

Transfers of Finance Receivables During 2025, we sold certain retail finance receivables to third-party purchasers for $2.0 billion in cash proceeds, and we recognized an insignificant gain on the sale. We have continuing involvement with the finance receivables transferred, primarily in our role as servicer. The outstanding balance of the transferred finance receivables subject to continuing involvement was $1.7 billion at December 31, 2025. Refer to Note 4 to our consolidated financial statements for further discussion.
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
The following table presents our reconciliation of EBT-adjusted to income before income taxes, the most directly comparable generally accepted accounting principles (GAAP) measure:

	Years Ended December 31,
	2025	2024	2023
Income before income taxes	$2,802	$2,645	$2,985
Adjustment - impairment charge(a)	—	320	—
EBT - adjusted	$2,802	$2,965	$2,985
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
The following table presents our reconciliation of net income attributable to common shareholder - adjusted to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2025	2024	2023
Net income	$2,058	$1,860	$2,245
Adjustment - impairment charge(a)	—	320	—
Net income - adjusted	2,058	2,181	2,245
Cumulative dividends on preferred stock	119	119	119
Net income attributable to common shareholder - adjusted	$1,940	$2,062	$2,126
______________
(a)This impairment charge was to write down our SAIC-GMAC equity investment to its fair value.
Return on Average Common Equity Return on average common equity is a GAAP measure widely used to measure earnings in relation to invested capital. We calculate return on average common equity as net income attributable to common shareholder divided by average common equity. Our return on average common equity increased to 14.2% in 2025 from 12.7% in 2024, primarily due to the $320 million impairment charge on our SAIC-GMAC equity investment recorded in 2024.
Return on Average Tangible Common Equity - adjusted We use return on average tangible common equity - adjusted, a non-GAAP measure, to measure our contribution to GM's enterprise profitability and cash flows. We calculate average tangible common equity - adjusted as net income attributable to common shareholder - adjusted divided by average tangible common equity. Our return on average tangible common equity - adjusted decreased to 15.5% in 2025 from 16.5% in 2024.
The following table presents our reconciliation of return on average tangible common equity - adjusted to return on average common equity, the most directly comparable GAAP measure:

	Years Ended December 31,
	2025	2024
Net income attributable to common shareholder - adjusted	$1,940	$2,062

Average equity	$15,672	$15,658
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,703	13,689
Less: average goodwill and intangible assets	(1,175)	(1,177)
Average tangible common equity	$12,528	$12,512

Return on average common equity	14.2%	12.7%
Return on average tangible common equity - adjusted	15.5%	16.5%
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K for the year ended December 31, 2025. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
•our ability to maintain and expand our market share due to competition in the automotive finance industry from banks, credit unions, independent finance companies and other captive automotive finance subsidiaries;
•changes in the automotive industry that result in a change in demand for vehicles and related vehicle financing;
•the effect, interpretation or application of new or existing laws, regulations, accounting pronouncements, court decisions, legal proceedings, governmental investigations and other proceedings;
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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
Market Risk We seek to minimize volatility in our earnings from changes in interest rates and foreign currency exchange rates. Our strategies to manage market risk are approved by our Global Asset Liability Committee (the ALCO). Our Corporate Finance group is responsible for the development of our interest rate and liquidity management policies as presented to the ALCO.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
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

Net Interest Income Sensitivity	December 31, 2025	December 31, 2024
100 basis points instantaneous increase in interest rates	$4.0	$5.6
100 basis points instantaneous decrease in interest rates(a)	$(4.0)	$(5.6)
________________
(a)Net interest income sensitivity given a 100 basis points decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

At December 31, 2025 and 2024, we were asset-sensitive, meaning that we expect more assets than liabilities to reprice within the next 12 months. During a period of rising interest rates, the interest earned on our assets would increase more than the interest paid on our liabilities, which would initially increase our net interest income. During a period of falling interest rates, we would expect our net interest income to initially decrease.
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
Derivative Notional Values The following table presents the outstanding notional value of our derivative instruments (in billions):

	December 31, 2025	December 31, 2024
Interest rate contracts
Pay-fixed, receive-floating interest rate swaps	$47	$46
Pay-floating, receive-fixed interest rate swaps	76	75
Long interest rate caps	18	20
Short interest rate caps	18	20
Total interest rate contracts	159	161
Foreign currency contracts	9	8
Total notional value	$168	$170
Derivative Fair Values The net fair value of our derivative financial instruments at December 31, 2025 was a liability of $67 million, compared to a liability of $1.4 billion at December 31, 2024. The net fair value of our interest rate contracts increased $428 million due to changes in the forward interest rate curve, and the net fair value of our cross-currency contracts increased $951 million due to the weakening of the U.S. Dollar against other currencies. Refer to Note 10 to our consolidated financial statements for more information.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Foreign Currency Exchange Rate Risk We primarily finance receivables and leased assets with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency derivatives to minimize any impact to earnings. As a result, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2025 was insignificant. Exchange rate movements can impact our net investment in foreign subsidiaries, which impacts our tangible equity through other comprehensive income (loss). The following table summarizes the amounts of foreign currency translation, transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2025	2024
Translation (gains) losses recorded in accumulated other comprehensive income (loss)	$(274)	$403

(Gains) losses resulting from transactions and remeasurement recorded in earnings	$971	$(420)
(Gains) losses resulting from foreign currency exchange contracts recorded in earnings	(961)	413
Net (gains) losses resulting from foreign currency exchange recorded in earnings	$10	$(7)
Our international operations use functional currencies other than the U.S. Dollar. Translation adjustments result from changes in the values of our foreign currency-denominated assets and liabilities as the value of the U.S. Dollar changes in relation to foreign currencies. The foreign currency translation gain for 2025 was primarily due to appreciating values of the Mexican Peso, Brazilian Real, Chinese Yuan Renminbi, and Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation loss for 2024 was primarily due to depreciating values of the Mexican Peso, Brazilian Real, Canadian Dollar, and Chinese Yuan Renminbi in relation to the U.S. Dollar.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of General Motors Financial Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio and the associated allowance for loan losses (ALL) were $92.8 billion and $2.7 billion as of December 31, 2025, respectively. As discussed in Note 1 to the consolidated financial statements, the ALL represents management’s estimate of expected net credit losses over the remaining life of the receivables at the balance sheet date. Expected credit losses related to the retail finance receivables are estimated using a static pool modeling technique for pools of receivables with common risk characteristics such as internal credit score and monthly vintage. Management assesses recent internal operating and external environments and may qualitatively adjust certain assumptions. Forecasted economic conditions are considered over a reasonable and supportable period through the use of economic factors that are determined to have the largest impact on expected losses.
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
Valuation of Leased Vehicles
Description of the Matter
The Company has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 1 to the consolidated financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. During the term of a lease, management periodically evaluates the estimated residual value and may adjust the value downward or upward. The Company’s estimated residual value of leased vehicles at the end of lease term was $25.0 billion as of December 31, 2025.

Auditing management’s estimate of the residual value of leased vehicles involved a high degree of judgment. Management’s estimate is based, in part, on third-party data which considers inputs including recent auction values and assumptions regarding the expected future volume of leased vehicles that will be returned to the Company, used vehicle prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on the future ability to market the vehicles under future prevailing market conditions.

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
Fort Worth, Texas
January 27, 2026

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents (Note 2)	$5,826	$5,094
Finance receivables, net of allowance for loan losses of $2,725 and $2,458 (Note 4; Note 9)	90,045	93,510
Leased vehicles, net (Note 5; Note 9)	33,686	31,586
Goodwill and intangible assets (Note 6)	1,177	1,169
Equity in net assets of nonconsolidated affiliates (Note 7)	1,117	1,206
Property and equipment, net of accumulated depreciation of $485 and $464	126	107
Deferred income taxes (Note 15)	312	249
Related party receivables (Note 3)	515	473
Other assets (Note 2; Note 9)	7,672	7,636
Total assets	$140,477	$141,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 8; Note 9)	$46,904	$49,573
Unsecured debt (Note 8)	67,127	64,691
Accounts payable and accrued expenses	2,553	2,671
Deferred income	2,494	2,389
Deferred income taxes (Note 15)	2,442	2,671
Related party payables (Note 3)	136	106
Other liabilities	3,009	3,737
Total liabilities	124,664	125,838
Commitments and contingencies (Note 11)
Shareholders' equity (Note 12)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,845	8,814
Accumulated other comprehensive income (loss)	(1,402)	(1,531)
Retained earnings	8,369	7,909
Total shareholders' equity	15,813	15,193
Total liabilities and shareholders' equity	$140,477	$141,030
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2025	2024	2023
Revenue
Finance charge income	$8,173	$7,669	$6,204
Leased vehicle income	7,800	7,297	7,266
Other income	1,086	909	754
Total revenue	17,059	15,875	14,224
Costs and expenses
Operating expenses	2,206	1,802	1,818
Leased vehicle expenses	4,391	4,113	4,047
Provision for loan losses (Note 4)	1,207	1,029	826
Interest expense	6,492	6,030	4,685
Total costs and expenses	14,296	12,974	11,376
Equity income (loss) (Note 7)	39	64	138
Impairment of investment in nonconsolidated affiliate (Note 7)	—	(320)	—
Income (loss) before income taxes	2,802	2,645	2,985
Income tax expense (benefit) (Note 15)	744	784	741
Net income (loss)	2,058	1,860	2,245
Less: cumulative dividends on preferred stock	119	119	119
Net income (loss) attributable to common shareholder	$1,940	$1,742	$2,126

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$2,058	$1,860	$2,245
Other comprehensive income (loss), net of tax (Note 12)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $48, $(26) and $(5)	(144)	81	18
Defined benefit plans	(1)	(1)	—
Foreign currency translation adjustment	274	(403)	147
Other comprehensive income (loss), net of tax	129	(323)	165
Comprehensive income (loss)	$2,188	$1,537	$2,410
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance at January 1, 2023	$—	$—	$8,742	$(1,373)	$7,641	$15,010
Net income (loss)	—	—	—	—	2,245	2,245
Other comprehensive income (loss)	—	—	—	165	—	165
Stock-based compensation	—	—	41	—	—	41
Dividends paid (Note 12)	—	—	—	—	(1,859)	(1,859)
Dividends declared on preferred stock (Note 12)	—	—	—	—	(59)	(59)
Balance at December 31, 2023	—	—	8,783	(1,208)	7,967	15,542
Net income (loss)	—	—	—	—	1,860	1,860
Other comprehensive income (loss)	—	—	—	(323)	—	(323)
Stock-based compensation	—	—	31	—	—	31
Dividends paid (Note 12)	—	—	—	—	(1,859)	(1,859)
Dividends declared on preferred stock (Note 12)	—	—	—	—	(59)	(59)
Balance at December 31, 2024	—	—	8,814	(1,531)	7,909	15,193
Net income (loss)	—	—	—	—	2,058	2,058
Other comprehensive income (loss)	—	—	—	129	—	129
Stock-based compensation	—	—	31	—	—	31
Dividends paid (Note 12)	—	—	—	—	(1,539)	(1,539)
Dividends declared on preferred stock (Note 12)	—	—	—	—	(59)	(59)
Balance at December 31, 2025	$—	$—	$8,845	$(1,402)	$8,369	$15,813
The accompanying notes are an integral part of these consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$2,058	$1,860	$2,245
Depreciation and amortization	5,314	5,249	5,231
Accretion and amortization of loan and leasing fees	(1,610)	(1,490)	(1,354)
Undistributed earnings of nonconsolidated affiliates, net	123	91	(50)
Impairment of investment in nonconsolidated affiliate	—	320	—
Provision for loan losses	1,207	1,029	826
Deferred income taxes	411	1,061	165
Gain on termination of leased vehicles	(586)	(758)	(878)
Other operating activities	(131)	(22)	(366)
Changes in assets and liabilities:
Other assets	611	(800)	(129)
Other liabilities	477	336	592
Related party payables	105	(447)	381
Net cash provided by (used in) operating activities	7,979	6,429	6,662
Cash flows from investing activities
Purchases and funding of finance receivables	(36,752)	(37,075)	(35,961)
Principal collections and recoveries on finance receivables	35,781	31,783	28,343
Net change in floorplan and other short-duration receivables	2,223	(5,717)	(2,633)
Proceeds from sale of finance receivables (Note 4)	2,005	—	—
Purchases of leased vehicles	(15,793)	(15,279)	(13,640)
Proceeds from termination of leased vehicles	10,095	10,892	13,033
Purchases of property and equipment	(51)	(24)	(24)
Other investing activities	(35)	2	—
Net cash provided by (used in) investing activities	(2,527)	(15,418)	(10,882)
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	(301)	112	(150)
Borrowings and issuances of secured debt	21,480	31,002	32,646
Payments on secured debt	(24,561)	(26,354)	(29,684)
Borrowings and issuances of unsecured debt	19,655	22,396	18,294
Payments on unsecured debt	(19,101)	(16,124)	(13,317)
Debt issuance costs	(138)	(164)	(146)
Dividends paid	(1,599)	(1,919)	(1,919)
Net cash provided by (used in) financing activities	(4,563)	8,950	5,724
Net increase (decrease) in cash, cash equivalents and restricted cash	888	(39)	1,504
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	73	(128)	69
Cash, cash equivalents and restricted cash at beginning of period	8,081	8,249	6,676
Cash, cash equivalents and restricted cash at end of period	$9,043	$8,081	$8,249

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$5,826	$5,094
Restricted cash included in other assets	3,217	2,987
Total	$9,043	$8,081
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
Cash Equivalents and Restricted Cash Cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less. Certain operating agreements require us to post cash as collateral. Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Restricted cash is invested in accordance with the terms of the underlying agreements and include amounts related to restricted cash held for securitization trusts, credit facilities, and other cash collateral. Restricted cash is included in other assets.
Marketable Debt Securities We generally classify marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) until realized. Unrealized losses are reclassified to other income if we intend to sell the security or it is more likely than not that we will be required to sell the security before the recovery of the unrealized loss. Realized gains and losses for all debt securities are determined using the specific identification method, and we measure the fair value of our marketable securities using a market approach. Realized gains or losses are recorded in other income.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Finance Receivables and the Allowance for Loan Losses Our retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost basis, net of allowance for loan losses. These loans are divided among pools based on common risk characteristics, such as internal credit score, origination period (vintage) and geography. An internal credit score, of which FICO is an input in North America, is created by using algorithms or statistical models contained in origination scorecards. The scorecards are used to evaluate a consumer’s ability to pay based on statistical modeling of the consumer's prior credit usage, structure of the loan and other information. The output of the scorecards rank-orders consumers from those who are least likely to default to those who are most likely to default. By further dividing the portfolio into pools based on internal credit scores, we are better able to distinguish expected credit performance for different credit risks. The allowance is aggregated for each of the pools. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on our retail finance receivables portfolio.
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
Commercial finance receivables are carried at amortized cost basis, net of allowance for loan losses and any amounts held under our dealer cash management program. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses in the commercial finance receivables portfolio. We establish the allowance for loan losses based on historical loss experience, as well as forecasted auto industry conditions, which is the economic indicator that we believe has the largest impact on expected losses. The dealer finance receivables are aggregated into loan-risk pools, which are determined based on our internally developed risk rating system. Dealers' financial and operating metrics are regularly scored and further evaluated to derive a risk rating. Based on dealer risk ratings, we establish probability of default and loss given default, and also determine if any specific dealer loan requires additional reserves.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Held-for-Investment Finance receivables are classified and accounted for as held-for-investment if we have the intent and ability to hold the loans for the foreseeable future or until maturity or payoff. Our determination of intent and ability to hold the loans requires us to make good faith estimates based on all information available at the time of origination. Our finance receivables are classified as held-for-investment at origination and are carried at amortized cost basis, net of any allowance for loan losses. Unless otherwise identified, all finance receivables are held-for-investment.
Held-for-Sale Finance receivables are classified and accounted for as held-for-sale if we have the intent and ability to sell the loans and those loans can be reasonably identified. Once a decision to sell the loans has been made, we reclassify those finance receivables from held-for-investment to held-for-sale, and any previously recorded allowance for credit losses is reversed through provision for loan losses. Finance receivables classified as held-for-sale are carried at the lower of amortized cost basis or fair value. Fair value is determined on an aggregated loan basis. A valuation adjustment, if applicable, as well as gains or losses on the sale of the loans are recorded in other income.
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
Transfers of Financial Assets The accounting treatment for transfers of financial assets depends on whether the transfer qualifies as a sale or a secured borrowing. A transfer is recognized as a sale only if the assets are legally isolated from the transferor, the transferee has the unrestricted right to pledge or exchange the assets, and the transferor does not retain effective control through repurchase agreements or other arrangements. When the transfer qualifies as a sale, the financial assets are derecognized from our balance sheet, and any resulting gain or loss on the sale is recognized in other income. In certain transactions, servicing responsibilities may be retained, which would represent continuing involvement. If the criteria for sale accounting are not met, the transaction is accounted for as a secured borrowing and the financial assets remain on our balance sheet.
Leased Vehicles As lessor, we have investments in leased vehicles recorded as operating leases. Leased vehicles consist of automobiles leased to retail customers and are carried at amortized cost basis less unearned manufacturer subvention payments, which are received up front. Depreciation expense is recorded on a straight-line basis over the term of the lease agreement to the estimated residual value. Manufacturer subvention is earned on a straight-line basis as a reduction to depreciation expense.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

indicators of impairment exist and aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased assets at the end of the lease, are less than the carrying amount of the lease asset group, an immediate impairment write-down is recognized if the difference is deemed not recoverable.
Variable Interest Entities – Securitizations and Credit Facilities We finance a significant portion of our loan and lease origination volume through the use of our credit facilities and execution of on-balance-sheet securitization transactions, which both utilize SPEs. In our credit facilities, we transfer finance receivables and lease-related assets to SPEs. These SPEs, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the SPEs pursuant to an advance formula, and the SPEs forward the funds to us in consideration for the transfer of the assets.
In our on-balance-sheet securitizations, we transfer finance receivables and lease-related assets to SPEs structured as securitization trusts (Trusts), which issue one or more classes of asset-backed securities. The asset-backed securities are, in turn, sold to investors.
Our variable interest with the credit facilities and Trusts consists of servicing assets held by the SPEs and holding residual interests in the SPEs. These transactions are structured without recourse. The SPEs are considered VIEs under GAAP and are consolidated because we have: (i) power over the significant activities of the entities and (ii) an obligation to absorb losses and the right to receive benefits from the VIEs that could be significant to the VIEs. Accordingly, we are the primary beneficiary of the VIEs and the finance receivables, lease-related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. Refer to Note 4, Note 8 and Note 9 for further information.
We are not required, and do not currently intend, to provide any additional financial support to SPEs. While these SPEs are included in our consolidated financial statements, these SPEs are separate legal entities and the finance receivables, lease-related assets and cash held by these SPEs are legally owned by them and are not available to our creditors or creditors of our other subsidiaries.
We recognize finance charge, lease vehicle and fee income on the securitized assets and interest expense on the secured debt issued in securitization transactions and record a provision for loan losses to recognize loan losses expected over the remaining life of the securitized assets. Cash pledged to support on-balance-sheet securitization transactions is deposited in a restricted account and recorded on our consolidated balance sheets as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.
Equity Investments When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity income.
Property and Equipment Property and equipment is carried at amortized cost basis. Depreciation is generally recorded on a straight-line basis over the estimated useful lives of the assets, which ranges from 1 to 30 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operating expenses. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized.
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
Derivative Financial Instruments We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. We do not use derivative financial instruments for speculative trading purposes. We require that all derivative instruments be governed by an International Swaps and Derivatives Association Master Agreement. We enter into derivative instruments and establish risk limits with counterparties that we believe are creditworthy and generally settle on a net basis. In addition, management performs a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.

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
Interest Rate Cap Agreements We may purchase interest rate cap agreements to limit floating rate exposures in our credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. Because the interest rate cap agreements entered into by us or our SPEs do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the SPEs and interest rate cap agreements sold by us are recorded in interest expense.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes We record uncertain tax positions on the basis of a two-step process whereby: (i) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax provision.
Our investment tax credits related to leased electric vehicles (EVs) are accounted for using the deferral method and are recognized as an offset to leased vehicle depreciation expense. The benefit is recorded on a straight-line basis over the term of the vehicle’s operating lease agreement.
Revenue Recognition Finance charge income earned on finance receivables is recognized using the effective interest method. Fees and commissions received (including manufacturer subvention) and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are fully charged off or paid in full. Finance charge income earned on finance receivables held-for-sale is recognized based on the contractual annual percentage rate. We may receive servicing fees for off-balance-sheet securitizations, which are reported in other income.
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
Recently Adopted Accounting Standards The following Accounting Standards Updates (ASUs) adopted during 2025 had no material impact on our consolidated financial statements or disclosures:

ASU	Effective Date
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	January 1, 2025
2025-05 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	September 30, 2025
Accounting Standards Not Yet Adopted In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06 "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." ASU 2025-06 modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. It clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 is not expected to significantly change our current accounting for internal-use software.
In November 2025, the FASB issued ASU 2025-08 "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." ASU 2025-08 expands the population of acquired financial assets subject to the gross-up approach to purchased seasoned loans. Under the gross-up approach, acquired financial assets that are determined to be seasoned are recognized at amortized cost basis offset by allowance for credit losses at acquisition. No provision for loan losses is recognized at acquisition. All non-purchase credit deteriorated loans acquired in a business combination are deemed seasoned. Other non-purchase credit deteriorated loans are deemed seasoned if purchased at least ninety days after origination and the acquirer was

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not involved in the origination. This update is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. Entities should apply the amendments prospectively to loans acquired on or after the adoption date. We are currently evaluating the impact of the adoption of ASU 2025-08 and do not expect a material impact on our consolidated financial statements.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or disclosures.
Note 2. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	December 31, 2025	December 31, 2024
Cash and cash equivalents
Cash and time deposits		$3,025	$2,793
Available-for-sale debt securities
U.S. government and agencies	2	430	—
Sovereign debt	2	99	124
Total available-for-sale debt securities – cash equivalents		530	124
Money market funds	1	2,272	2,177
Total cash and cash equivalents		$5,826	$5,094
Marketable debt securities(a)
U.S. government and agencies	2	$39	$—
Total available-for-sale debt securities – marketable securities		$39	$—
Restricted cash(a)
Cash and cash equivalents		$235	$190
Money market funds	1	2,981	2,798
Total restricted cash		$3,217	$2,987

Available-for-sale debt securities included above with contractual maturities
Due in one year or less		$565
Due between one and five years		3
Total available-for-sale debt securities with contractual maturities		$569
________________
(a) Included in other assets.
Net unrealized gains and losses on available-for-sale debt securities were insignificant and none in 2025 and 2024. Cumulative unrealized losses on available-for-sale debt securities were insignificant and none at December 31, 2025 and 2024. At December 31, 2025, we did not intend to sell the available-for-sale debt securities, and it was unlikely that we would be required to sell the available-for-sale debt securities before recovery of amortized costs. No allowance for credit losses was recorded on available-for-sale debt securities in an unrealized loss position at December 31, 2025 and 2024.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $3.3 billion, $3.8 billion and $3.5 billion for 2025, 2024 and 2023. Subvention due from GM is recorded as a related party receivable.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cruise was the GM global segment focused on autonomous driving strategy for personal vehicles. We previously provided a line of credit to Cruise to fund the purchase of autonomous vehicles from GM in support of commercialization. The line of credit expired on December 31, 2024, and all outstanding borrowings were paid off as of March 31, 2025. Amounts due from Cruise were included in finance receivables, net.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
We are included in GM's consolidated U.S. federal income tax return and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During 2025 and 2023, we made payments of $84 million and $72 million to GM for state and federal income taxes related to the tax years 2022 through 2025. During 2024, no payments were made to GM for state and federal income taxes. Amounts due from (owed to) GM for income taxes are recorded as a related party receivable (payable).
The following tables present balance sheet and income statement data for related party transactions:

Balance Sheet Data	December 31, 2025	December 31, 2024
Commercial finance receivables due from dealers consolidated by GM	$395	$279
Commercial finance receivables due from Cruise	$—	$395
Subvention receivable from GM	$452	$360
Commercial loan funding payable to GM	$94	$100
Taxes receivable from (payable to) GM	$(33)	$70

	Years Ended December 31,
Income Statement Data	2025	2024	2023
Interest subvention earned on retail finance receivables(a)	$1,313	$1,274	$1,126
Interest subvention earned on commercial finance receivables(a)	$91	$112	$108
Leased vehicle subvention earned(b)	$1,796	$1,511	$1,537
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility (the five-year facility) and a three-year, $4.1 billion facility (the three-year facility). We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at December 31, 2025 or December 31, 2024. In March 2025, GM renewed the five-year facility, which now matures March 25, 2030, the three-year facility, which now matures March 25, 2028, and the GM Revolving 364-Day Credit Facility, which now matures March 24, 2026.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Finance Receivables

	December 31, 2025	December 31, 2024
Retail finance receivables
Retail finance receivables(a)	$75,404	$76,066
Less: allowance for loan losses	(2,656)	(2,400)
Total retail finance receivables, net	72,748	73,667
Commercial finance receivables
Commercial finance receivables(a)(b)	17,365	19,901
Less: allowance for loan losses	(68)	(58)
Total commercial finance receivables, net	17,297	19,843
Total finance receivables, net	$90,045	$93,510
Fair value utilizing Level 2 inputs	$17,297	$19,843
Fair value utilizing Level 3 inputs	$74,409	$74,729
________________
(a)Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)Includes dealer financing of $16.8 billion and $18.9 billion, and other financing of $596 million and $999 million at December 31, 2025 and 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion at both December 31, 2025 and 2024.

Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Years Ended December 31,
	2025	2024	2023
Allowance for retail loan losses beginning balance	$2,400	$2,308	$2,062
Provision for loan losses	1,180	1,005	826
Charge-offs	(1,998)	(1,754)	(1,423)
Recoveries	1,035	901	767
Foreign currency translation and other	40	(61)	76
Allowance for retail loan losses ending balance	$2,656	$2,400	$2,308
The allowance for retail loan losses as a percentage of retail finance receivables was 3.5% and 3.2% at December 31, 2025 and 2024. The increase in the allowance for loan losses as a percentage of retail finance receivables is primarily due to changes in the composition of credit mix of the portfolio.
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost basis of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at December 31, 2025 and 2024:

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime - FICO Score 680 and greater	$22,850	$15,204	$9,298	$5,350	$2,712	$1,027	$56,440	74.9%
Near-prime - FICO Score 620 to 679	3,702	2,456	1,439	908	571	225	9,303	12.3
Sub-prime - FICO Score less than 620	3,847	2,530	1,395	958	614	318	9,661	12.8
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime - FICO Score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime - FICO Score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8
Sub-prime - FICO Score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost basis of retail finance receivables by delinquency status for each vintage of the portfolio at December 31, 2025 and 2024. The tables also present gross charge-offs by vintage for 2025 and 2024:

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
0 - 30 days	$29,871	$19,413	$11,524	$6,744	$3,576	$1,395	$72,523	96.2%

31 - 60 days	370	536	419	334	230	122	2,011	2.7
Greater than 60 days	140	218	172	129	86	51	795	1.1
Finance receivables more than 30 days delinquent	510	753	591	463	316	173	2,806	3.7
In repossession	18	24	17	10	6	2	75	0.1
Finance receivables more than 30 days delinquent or in repossession	527	777	608	472	321	175	2,881	3.8
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%
Gross charge-offs	$187	$603	$536	$358	$201	$113	$1,998

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0 - 30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%

31 - 60 days	374	481	425	340	166	99	1,885	2.5
Greater than 60 days	128	188	155	115	55	36	677	0.9
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4
In repossession	17	19	14	10	3	2	66	0.1
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%
Gross charge-offs	$171	$556	$495	$305	$126	$102	$1,754
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $1.1 billion and $958 million at December 31, 2025 and 2024.
Loan Modifications The amortized cost basis at December 31, 2025 and 2024 of the loans modified during 2025 and 2024 was insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for 2025 and 2024. Refer to Note 1 for additional information.
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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at December 31, 2025 and 2024:

	Year of Origination							December 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,704	$380	$221	$125	$298	$160	$156	$15,045	89.7%
II	989	16	33	25	7	35	2	1,106	6.6
III	518	5	48	6	14	14	12	618	3.7
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$15,211	$402	$302	$157	$319	$209	$170	$16,769	100.0%

	Year of Origination							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,429	$350	$211	$360	$237	$267	$32	$17,885	94.6%
II	621	—	10	26	3	2	—	663	3.5
III	305	10	4	—	22	—	12	354	1.9
IV	1	—	—	—	—	—	—	1	0.0
Balance at end of period	$17,356	$360	$225	$385	$263	$269	$44	$18,902	100.0%
Floorplan advances comprise 99.1% and 99.5% of the total revolving balances at December 31, 2025 and 2024. Dealer term loans are presented by year of origination.
At December 31, 2025 and 2024, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for 2025, 2024 and 2023. There were no commercial finance receivables on nonaccrual status at December 31, 2025 and 2024.
There were insignificant charge-offs during 2025, and no loan modifications were extended to borrowers experiencing financial difficulty during 2025 and 2024.
Transfers of Finance Receivables During 2025, we reclassified $2.0 billion in retail finance receivables held-for-investment to finance receivables held-for-sale. A previously recorded insignificant allowance for loan losses was reversed through provision for loan losses at the time of reclassification. The finance receivables were sold to third-party purchasers for $2.0 billion in cash proceeds, and we recognized an insignificant gain on the sale. The transaction met the sale criteria for transfers of financial assets. We have continuing involvement with the finance receivables transferred, primarily in our role as servicer. The outstanding balance of the transferred finance receivables subject to continuing involvement was $1.7 billion at December 31, 2025. Refer to Note 1 for information on sale criteria and to Note 11 for information on our representations and warranties related to the sale.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Leased Vehicles

	December 31, 2025	December 31, 2024
Leased vehicles(a)	$40,596	$38,187
Less: accumulated depreciation	(6,909)	(6,601)
Leased vehicles, net	$33,686	$31,586
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.
Depreciation expense related to leased vehicles, net was $4.9 billion, $4.8 billion and $4.9 billion in 2025, 2024 and 2023.
The following table summarizes minimum rental payments due to us as lessor under operating leases at December 31, 2025:

	Years Ending December 31,
	2026	2027	2028	2029	2030	Total
Lease payments under operating leases	$5,442	$3,342	$1,175	$126	$1	$10,085
Note 6. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amounts of goodwill by segment:

	Years Ended December 31,
	2025			2024			2023
	North America	International	Total	North America	International	Total	North America	International	Total
Beginning balance	$1,104	$58	$1,163	$1,105	$73	$1,178	$1,105	$66	$1,171
Foreign currency translation	—	8	8	(1)	(14)	(15)	—	7	7
Ending balance	$1,105	$66	$1,171	$1,104	$58	$1,163	$1,105	$73	$1,178
As of December 31, 2025 and 2024, intangible assets were insignificant.
Note 7. Equity in Net Assets of Nonconsolidated Affiliates
We use the equity method to account for our equity interest in joint ventures. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as equity income (loss).
The following tables present certain aggregated financial data of our joint ventures:

Summarized Balance Sheet Data	December 31, 2025	December 31, 2024
Finance receivables, net	$6,131	$8,852
Total assets	$6,972	$9,966
Debt	$2,881	$5,421
Total liabilities	$3,752	$6,495

	Years Ended December 31,
Summarized Operating Data	2025	2024	2023
Finance charge income	$499	$928	$1,373
Provision for loan losses	$45	$226	$182
Income before income taxes	$197	$246	$525
Net income	$114	$185	$393

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our direct ownership interests in China joint ventures:

Joint Ventures	December 31, 2025	December 31, 2024
SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC)	35%	35%
SAIC-GMF Leasing Co. Ltd.	35%	35%
In 2025, 2024 and 2023, SAIC-GMAC Automotive Finance Company Limited paid $513 million, $491 million and $273 million of cash dividends, of which our share was $179 million, $172 million and $96 million. At December 31, 2025 and 2024, we had undistributed earnings of $589 million and $729 million related to our nonconsolidated affiliates.
Impairment Charges
During 2024, in response to market challenges and competitive conditions, GM and its joint venture partners restructured their operations in China. Accordingly, we evaluated our investment in SAIC-GMAC for potential impairment, and we determined the carrying value of our investment exceeded its fair value. We concluded that the loss in value was other-than-temporary and recorded an impairment charge of $320 million.
Fair Value Measurement
The fair value of our investment in SAIC-GMAC was determined using the income approach based primarily on discounted cash flow projections. The investment balance for SAIC-GMAC that was tested for impairment was $1.5 billion in 2024. We made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rate that represented unobservable, Level 3, inputs into our valuation methodology. Our fair value estimate assumed the achievement of the future financial results contemplated in our forecasted cash flows which is subject to significant uncertainties.
Note 8. Debt

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured Debt
Revolving credit facilities	$1,869	$1,869	$5,426	$5,426
Securitization notes payable	45,035	45,384	44,147	44,327
Total secured debt	46,904	47,252	49,573	49,753
Unsecured Debt
Senior notes	55,848	57,277	53,632	54,177
Credit facilities	2,863	2,881	2,178	2,174
Other unsecured debt	8,415	8,449	8,880	8,906
Total unsecured debt	67,127	68,607	64,691	65,258
Total secured and unsecured debt	$114,031	$115,860	$114,264	$115,010
Fair value utilizing Level 2 inputs		$113,180		$112,941
Fair value utilizing Level 3 inputs		$2,679		$2,070

Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for further information.
The weighted average interest rate on secured debt was 4.92% at December 31, 2025. Issuance costs on secured debt of $89 million and $95 million as of December 31, 2025 and 2024 are amortized to interest expense over the expected term of the secured debt.
The terms of our revolving credit facilities provide for a revolving period and subsequent amortization period, and borrowings are expected to be repaid over periods ranging from 2026 to 2029. During 2025, we renewed and upsized revolving credit facilities with a total borrowing capacity of $27.8 billion.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Securitization notes payable at December 31, 2025 are due beginning in 2026 and lasting through 2037. During 2025, we issued $19.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 4.65% and maturity dates ranging from 2026 to 2037.
Unsecured Debt
Senior Notes At December 31, 2025, we had $56.7 billion aggregate principal amount outstanding in senior notes that mature from 2026 through 2035 and have a weighted average interest rate of 4.41%. Issuance costs on senior notes of $134 million as of both December 31, 2025 and 2024 are amortized to interest expense over the term of the notes.
During 2025, we issued $10.6 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 5.05% and maturity dates ranging from 2027 to 2035.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Credit Facilities and Other Unsecured Debt We use unsecured credit facilities with banks as well as non-bank instruments as funding sources. Our credit facilities and other unsecured debt have maturities of up to five years. The weighted average interest rate on these credit facilities and other unsecured debt was 7.08% at December 31, 2025.
Contractual Debt Obligations The following table presents the expected scheduled principal and interest payments under our contractual debt obligations:

	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Secured debt	$17,687	$11,755	$7,694	$5,501	$3,391	$893	$46,920
Unsecured debt	17,456	12,230	10,560	7,634	6,907	13,270	68,056
Interest payments	4,712	3,355	2,427	1,535	898	1,452	14,379
	$39,855	$27,340	$20,680	$14,670	$11,195	$15,615	$129,355
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At December 31, 2025, we were in compliance with these debt covenants.
Note 9. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	December 31, 2025	December 31, 2024
Restricted cash(a)	$2,888	$2,761
Finance receivables	$49,533	$55,456
Lease related assets	$13,791	$14,252
Secured debt	$46,913	$49,646
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	December 31, 2025			December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$33,880	$88	$457	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2,302	18	23	1,873	35	4
Foreign currency swaps	9,226	580	58	8,363	80	508
Derivatives not designated as hedges
Interest rate contracts	122,505	421	637	123,346	833	1,294
Total	$167,913	$1,107	$1,175	$169,727	$981	$2,427

 The gross amounts of the fair value of our derivative instruments that are classified as assets or liabilities are included in other assets or other liabilities, respectively. Amounts accrued for interest payments in a net receivable position are included in other assets. Amounts accrued for interest payments in a net payable position are included in other liabilities. All our derivatives are categorized within Level 2 of the fair value hierarchy. The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. Notional principal or contract amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. Notional amounts do not represent our financial exposure. Our credit exposure is limited to the uncollected interest and the market value related to the instruments that have become favorable to us, to the extent that market values are not collateralized.
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At December 31, 2025 and 2024, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $520 million and $693 million. At December 31, 2025 and 2024, we held $44 million and $190 million of collateral from counterparties that was available for netting against our asset positions. At December 31, 2025 and 2024, we had $615 million and $1.2 billion of collateral posted to counterparties that was available for netting against our liability positions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following amounts were recorded in the consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unsecured debt	$35,187	$36,664	$693	$1,281
 _________________
(a)Includes $428 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at December 31, 2025 and 2024.
The table below presents the effect of our derivative financial instruments in the consolidated statements of income:

	Years Ended December 31,
	2025		2024		2023
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(587)	$—	$252	$—	$248	$—
Interest rate swaps	377	—	(452)	—	(279)	—
Cash flow hedges
Interest rate swaps	11	—	15	—	37	—
Hedged items - foreign currency swaps(c)	—	(963)	—	414	—	(263)
Foreign currency swaps	(105)	961	(145)	(413)	(145)	263
Derivatives not designated as hedges
Interest rate contracts	(55)	—	51	—	218	—
Foreign currency contracts	—	—	—	—	—	(1)
Total income (loss) recognized	$(360)	$(2)	$(280)	$2	$79	$(1)
_________________
(a)Total interest expense was $6.5 billion, $6.0 billion and $4.7 billion for 2025, 2024 and 2023.
(b)Total operating expenses were $2.2 billion for 2025, and $1.8 billion for both 2024 and 2023.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
	2025	2024	2023
Cash flow hedges
Interest rate swaps	$(24)	$43	$(1)
Foreign currency swaps	538	(375)	139
Total	$514	$(332)	$138

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Years Ended December 31,
	2025	2024	2023
Cash flow hedges
Interest rate swaps	$(10)	$(9)	$(28)
Foreign currency swaps	(649)	422	(92)
Total	$(658)	$413	$(120)
All amounts reclassified from accumulated other comprehensive income (loss) were recorded to operating expenses or interest expense. During the next 12 months, we estimate an insignificant amount of losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.
Note 11. Commitments and Contingencies
Operating Leases Our lease obligations consist primarily of real estate office space. Certain leases contain escalation clauses and renewal options, and generally our leases have no residual value guarantees or material covenants. We exclude from our balance sheet leases with a term equal to one year or less, and do not separate non-lease components from our real estate leases.
At December 31, 2025 and 2024, operating lease right-of-use assets, included in other assets, were $113 million and $90 million, and operating lease liabilities, included in other liabilities, were $130 million and $105 million. Operating lease right-of-use assets obtained in exchange for lease obligations were $39 million and $17 million in 2025 and 2024 and insignificant in 2023. Rent expense under operating leases was $38 million, $39 million and $37 million in 2025, 2024 and 2023. Variable lease costs were insignificant for 2025, 2024 and 2023.
The following table summarizes our undiscounted future lease obligations related to operating leases having initial terms in excess of one year at December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease	$29	$27	$25	$22	$16	$41	$159
Less: imputed income							29
Total operating lease liabilities							$130
The weighted average discount rate was 5.4% and 4.7%, and the weighted average remaining lease term was 7.1 years and 4.7 years at December 31, 2025 and 2024. Payments for operating leases included in net cash provided by operating activities were $50 million, $46 million and $49 million in 2025, 2024 and 2023. We have no lease agreements that have not yet commenced at December 31, 2025.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Borrowers located in Texas accounted for 14.8% of the retail finance receivables portfolio at December 31, 2025. No other state or country accounted for more than 10% of the retail finance receivables portfolio.
At December 31, 2025, substantially all of our commercial finance receivables represent loans to GM-franchised dealers and their affiliates.
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
We establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At December 31, 2025, we estimated our reasonably possible legal exposure for unfavorable outcomes to be insignificant.
Indirect Tax-Related Matters We accrue non-income tax liabilities for contingencies when we believe that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. We estimate our reasonably possible loss in excess of amounts accrued to be up to $161 million at December 31, 2025.
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
Contract Commitments In September 2025, we entered into $2.1 billion of purchase commitments with various dealers to acquire certain EVs through June 30, 2026. We made a down payment to the dealers, and we will purchase the EVs as they are placed in service and assigned to us as part of our normal leasing operations, or upon expiration of the purchase commitments. As of December 31, 2025, we have up to approximately $293 million of purchase commitments remaining for any EVs that have not been placed in service by June 30, 2026.
Note 12. Shareholders' Equity

	December 31, 2025	December 31, 2024
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
Our Board of Directors declared and paid dividends of $1.5 billion in 2025, and $1.8 billion in both 2024 and 2023 on our common stock to GM.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2025	December 31, 2024
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During 2025, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $33 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock. During both 2024 and 2023, we paid dividends of $58 million to holders of record of our Series A Preferred Stock, $32 million to holders of record of our Series B Preferred Stock, and $29 million to holders of record of our Series C Preferred Stock.
In December 2025, our Board of Directors declared a dividend of $28.75 per share, $29 million in the aggregate, on our Series A Preferred Stock, a dividend of $32.50 per share, $16 million in the aggregate, on our Series B Preferred Stock, and a dividend of $28.50 per share, $14 million in the aggregate, on our Series C Preferred Stock, payable on March 30, 2026 to holders of record at March 15, 2026. Accordingly, $59 million has been set aside for the payment of these dividends.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Years Ended December 31,
	2025	2024	2023
Unrealized gain (loss) on hedges
Beginning balance	$77	$(3)	$(21)
Change in value of hedges, net of tax	(144)	81	18
Ending balance	$(67)	$77	$(3)
Foreign currency translation adjustment
Beginning balance	$(1,609)	$(1,206)	$(1,352)
Translation gain (loss)	274	(403)	147
Ending balance	$(1,335)	$(1,609)	$(1,206)
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
RSU awards granted ratably vest generally over a three-year service period, as defined in the terms of each award. PSU awards vest at the end of a three-year performance period based on performance criteria determined by the Executive Compensation Committee of the GM Board of Directors at the time of award. The number of shares earned, or units paid in cash, may equal, exceed or be less than the targeted number depending on whether the performance criteria are met, surpassed or not met. GM's service-based stock options vest ratably over three years. Stock options expire 10 years from the grant date.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-classified awards The following table summarizes information about RSUs, PSUs and stock options granted to our employees and key executive officers under GM's stock-based compensation programs (shares in thousands):

	Year Ended December 31, 2025
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	2,904	$36.20	2.3
Granted	624	$49.43
Settled	(1,006)	$37.74
Forfeited or expired	(223)	$48.34
Outstanding at December 31, 2025(a)	2,300	$37.95	1.9
________________
(a)    Includes the target amount of PSUs.

There were no stock options issued during 2025 and 2024. The weighted-average assumptions used to estimate the fair value of the stock options are a dividend yield of 1.90%, expected volatility of 34.0%, a risk-free interest rate of 3.70%, and an expected option life of 6.0 years for options issued during 2023. The expected volatility is based on the average of the implied volatility of publicly traded options for GM's common stock. Total compensation expense related to the above awards was $32 million in both 2025 and 2024 and $42 million in 2023.
At December 31, 2025, total unrecognized compensation expense for nonvested equity awards granted was $20 million. This expense is expected to be recorded over a weighted-average period of 1.5 years. The total fair value of RSUs and PSUs vested was $37 million, $31 million and $45 million at December 31, 2025, 2024 and 2023.
Liability-classified awards Beginning in 2024, we granted certain employees stock incentive awards that are payable in cash. The total compensation expense was $46 million in 2025 and insignificant in 2024.
Note 14. Employee Benefit Plans
We have defined contribution retirement plans covering the majority of our employees. We recognized compensation expense related to these plans of $38 million, $36 million and $35 million in 2025, 2024 and 2023. Contributions to the plans were made in cash.
Note 15. Income Taxes
The following table summarizes income before income taxes:

	Years Ended December 31,
	2025	2024	2023
U.S. income (loss)	$2,272	$2,407	$2,417
Non-U.S. income (loss)	530	238	568
Income (loss) before income taxes	$2,802	$2,645	$2,985

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years Ended December 31,
Income Tax Expense	2025	2024	2023
Current income tax expense (benefit)
U.S. federal	$112	$(525)	$341
U.S. state and local	103	102	144
Non-U.S.	118	146	91
Total current income tax expense (benefit)	333	(277)	576
Deferred income tax expense (benefit)
U.S. federal	362	994	112
U.S. state and local	28	45	24
Non-U.S.	21	22	28
Total deferred income tax expense (benefit)	411	1,061	165
Total income tax provision (benefit)	$744	$784	$741
We have foreign subsidiaries with cumulative undistributed earnings that are indefinitely reinvested. Accordingly, no provision for U.S. income tax has been provided, and the unrecognized deferred tax liability is insignificant. An estimate of the undistributed earnings is $1.1 billion and $713 million at December 31, 2025 and 2024.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Percent of Pre-tax Income
Income tax expense at U.S. federal statutory tax rate	$589	21.0%
State and local income taxes(a)	103	3.7
Foreign tax effects	57	2.0
Effect of changes in tax laws or rates enacted in the current period	—	—
Effects of cross-border tax laws	—	—
Tax credits and incentives	(5)	(0.2)
Valuation allowance	4	0.1
Nontaxable or nondeductible items	5	0.2
Changes in unrecognized tax benefits	—	—
Equity income	(8)	(0.3)
Other adjustments	—	—
Total income tax expense and rate	$744	26.5%
________________
(a)    State taxes in New York, Michigan, Pennsylvania, California and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

	Years Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Non-U.S. income taxed at other than the U.S. federal statutory rate	2.0	1.1
State and local income taxes	3.8	3.5
U.S. tax on non-U.S. earnings	1.0	3.6
Valuation allowance	—	(2.8)
Equity income	2.0	(1.0)
Other	(0.1)	(0.6)
Effective tax rate	29.7%	24.8%

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2025 and 2024 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the basis of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforward - U.S.(a)	$1	$331
Net operating loss carryforward - non-U.S.(b)	78	84
Market value difference of loan portfolio	619	426
Accruals	143	135
Tax credits(c)	815	649
Other	254	210
Total deferred tax assets before valuation allowance	1,910	1,835
Less: valuation allowance	(166)	(235)
Total deferred tax assets	1,744	1,600
Deferred tax liabilities
Depreciable assets	3,426	3,637
Deferred acquisition costs	295	232
Other	153	153
Total deferred tax liabilities	3,874	4,022
Net deferred tax asset (liability)	$(2,130)	$(2,422)
_________________
(a)At December 31, 2025, U.S. operating loss deferred tax assets were insignificant.
(b)At December 31, 2025, non-U.S. operating loss deferred tax assets were $78 million, of which $19 million can be carried forward indefinitely and $59 million will expire by 2045, if not utilized.
(c)At December 31, 2025, U.S. tax credit carryforwards were $815 million, of which $543 million are investment tax credits and $272 million are other tax credits, all expiring by 2045, if not utilized.
As of December 31, 2025, we have $166 million in valuation allowances against deferred tax assets in U.S. jurisdictions.
Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$78	$86	$63
Additions to prior years' tax positions	1	—	22
Reductions to prior years' tax positions	—	(8)	—
Additions to current year tax positions	7	6	9
Changes in tax positions due to lapse of statutory limitations	(7)	(4)	(8)
Foreign currency translation	1	(2)	—
Ending balance	$80	$78	$86
At December 31, 2025, 2024 and 2023, there were $63 million, $62 million and $67 million of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within other liabilities on the consolidated balance sheets. At December 31, 2025 and 2024, we had liabilities of $64 million and $60 million for income tax-related interest and penalties.
At December 31, 2025, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes Paid

Year Ended December 31, 2025
U.S. federal	$5
U.S. state	98
Non U.S.	170
Total income taxes	$273
Income taxes paid, net, for the periods ended December 31, 2024 and 2023 were $170 million and $182 million. Income taxes paid exceeds 5% of total income taxes paid, net of refunds, in the following jurisdictions.

Year Ended December 31, 2025
U.S. state
California	$17
Foreign
Mexico	$93
Brazil	$36
China	$18
Canada	$16
Other Matters We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. Amounts due from (owed to) GM for income taxes are recorded as a related party receivable (payable).
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2010 to 2025 with various tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and/or recognition of expenses, or the sustainability of income tax credits. Certain of our state and foreign tax returns are currently under examination in various jurisdictions.
Note 16. Supplemental Information for the Consolidated Statements of Cash Flows
Cash payments for interest costs consist of the following:

	Years Ended December 31,
	2025	2024	2023
Interest costs (none capitalized)	$6,092	$5,406	$4,652
Non-cash investing items consist of the following:

	Years Ended December 31,
	2025	2024	2023
Subvention receivable from GM(a)	$452	$360	$508
Commercial loan funding payable to GM(a)	$94	$100	$55
_________________
(a)Refer to Note 3 for further information.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17. Segment Reporting and Geographic Information
We analyze the results of our business through the following reportable segments: North America and International. Our chief operating decision-maker, the President and Chief Executive Officer, evaluates the results of operations through reportable segment income before income taxes. This financial metric is used to review operating trends, perform analytical comparisons between periods and among geographic regions, and to monitor budget-to-actual variances on a monthly basis in order to assess performance and allocate resources.
Our North America Segment includes operations in the U.S. and Canada. Our International Segment includes operations in Brazil, Chile, Colombia, Mexico and Peru, as well as our equity investments in joint ventures in China. The management of each segment is responsible for executing our strategies.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain income statement information by segment:

	Year Ended December 31, 2025
	North America	International	Total
Revenue from reportable segments	$15,364	$1,641	$17,005
Reconciliation of revenue
Other revenue(a)			54
Total revenue			$17,059
Costs and expenses(b)
Salaries and benefits	1,080	165
Leased vehicle depreciation	4,859	83
(Gain) loss on termination of leased vehicles	(591)	5
Provision for loan losses	1,029	178
Interest expense	5,762	730
GM Protection claim losses	55	—
Other segment items(c)	569	242
Equity income	—	39
Reportable segment income before income taxes	$2,601	$277	$2,878
Reconciliation to income before income taxes
Other loss(d)			(76)
Income before income taxes			$2,802

	Year Ended December 31, 2024
	North America	International	Total
Revenue from reportable segments	$14,341	$1,515	$15,856
Reconciliation of revenue
Other revenue(a)			19
Total revenue			$15,875
Costs and expenses(b)
Salaries and benefits	1,013	154
Leased vehicle depreciation	4,770	74
(Gain) loss on termination of leased vehicles	(759)	1
Provision for loan losses	912	116
Interest expense	5,362	668
GM Protection claim losses	30	—
Other segment items(c)	329	230
Equity income	—	64
Impairment of investment in nonconsolidated affiliate	—	(320)
Reportable segment income before income taxes	$2,683	$16	$2,699
Reconciliation to income before income taxes
Other loss(d)			(54)
Income before income taxes			$2,645

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2023
	North America	International	Total
Revenue from reportable segments	$12,876	$1,345	$14,221
Reconciliation of revenue
Other revenue(a)			3
Total revenue			$14,224
Costs and expenses(b)
Salaries and benefits	990	156
Leased vehicle depreciation	4,840	65
Gain on termination of leased vehicles	(877)	(1)
Provision for loan losses	682	144
Interest expense	4,109	576
GM Protection claim losses	8	—
Other segment items(c)	407	223
Equity income	—	138
Reportable segment income before income taxes	$2,716	$320	$3,036
Reconciliation to income before income taxes
Other loss(d)			(51)
Income before income taxes			$2,985
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
(d)Income/loss from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
The following table presents certain balance sheet information by segment:

	December 31, 2025			December 31, 2024
	North America	International	Total	North America	International	Total
Finance receivables, net	$82,219	$7,826	$90,045	$87,084	$6,426	$93,510
Leased vehicles, net	$33,158	$529	$33,686	$31,236	$350	$31,586
Assets from reportable segments	$129,261	$11,010	$140,272	$131,643	$9,254	$140,897
Other assets(a)			205	.		134
Total assets			$140,477	.		$141,030
________________
(a)Assets from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2025		2024		2023
	Revenue(a)	Long-Lived Assets(b)	Revenue(a)	Long-Lived Assets(a)	Revenue(a)	Long-Lived Assets(a)
U.S.	$14,580	$29,562	$13,608	$28,129	$12,168	$27,397
Non-U.S.	2,479	4,250	2,267	3,563	2,056	3,309
Total consolidated	$17,059	$33,812	$15,875	$31,693	$14,224	$30,707
_________________
(a)No individual country other than the U.S. represented more than 10% of our total revenue.
(b)Long-lived assets include $33.7 billion, $31.6 billion, and $30.6 billion of vehicles on operating leases at December 31, 2025, 2024 and 2023. Other than the U.S., no individual country represented more than 10% of our total long-lived assets at December 31, 2025, 2024 and 2023, except for Canada, with long-lived assets of $3.7 billion and $3.2 billion at December 31, 2025 and 2024.
Note 18. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Our most significant regulated international bank, located in Brazil, had a most recently reported capital ratio of 20.8%, and the minimum capital requirement was 10.5%. Total assets of our regulated international banks and finance companies were approximately $9.3 billion and $7.5 billion at December 31, 2025 and 2024.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2025, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2025. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2025.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For additional information refer to Item 1A. Risk Factors.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12 and 13
Omitted in accordance with General Instruction I to Form 10-K.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 14. Principal Accountant Fees and Services

	Years Ended December 31,
	2025	2024
Audit fees(a)	$6	$6
Audit-related fees(b)	3	3
Tax fees(c)	—	—
All other fees	—	—
Total fees	$9	$9
 _________________
(a)Audit fees include the annual financial statement audit (including quarterly reviews, subsidiary audits and other procedures required to be performed by the independent registered public accounting firm (PCAOB ID: 42) to be able to form an opinion on our consolidated financial statements).
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
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.
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
Incorporated by Reference

3.1
Third Amended and Restated Certificate of Formation of General Motors Financial Company, Inc., incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 21, 2025.
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

4.2
Indenture, dated October 13, 2015, by and between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 13, 2015.
Incorporated by Reference

4.2.1
Fifth Supplemental Indenture, dated March 1, 2016, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to the 5.250% Senior Notes due 2026, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on March 1, 2016.
Incorporated by Reference

4.2.2
Twelfth Supplemental Indenture, dated October 6, 2016, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to the 4.000% Senior Notes due 2026, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on October 6, 2016.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.2.3
Fifteenth Supplemental Indenture, dated January 17, 2017, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to the 4.350% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 17, 2017.
Incorporated by Reference

4.2.4
Twenty-Second Supplemental Indenture, dated June 30, 2017, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to the 4.350% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on June 30, 2017.
Incorporated by Reference

4.2.5
Twenty-Eighth Supplemental Indenture, dated January 5, 2018, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to the 3.850% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on January 5, 2018.
Incorporated by Reference

4.2.6
Thirty-Fourth Supplemental Indenture, dated January 17, 2019, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.650% Senior Notes due 2029, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on January 17, 2019.
Incorporated by Reference

4.2.7
Thirty-Eighth Supplemental Indenture, dated June 22, 2020, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 3.600% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 22, 2020.
Incorporated by Reference

4.2.8
Thirty-Ninth Supplemental Indenture, dated August 20, 2020, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 2.700% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on August 20, 2020.
Incorporated by Reference

4.2.9
Forty-First Supplemental Indenture, dated January 8, 2021, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 1.250% Senior Notes due 2026 and 2.350% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 8, 2021.
Incorporated by Reference

4.2.10
Forty-Second Supplemental Indenture, dated April 9, 2021, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 2.400% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 9, 2021.
Incorporated by Reference

4.2.11
Forty-Third Supplemental Indenture, dated June 10, 2021, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 1.500% Senior Notes due 2026 and 2.700% Senior Notes due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 10, 2021.
Incorporated by Reference

4.2.12
Forty-Fourth Supplemental Indenture, dated October 15, 2021, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 2.400% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 18, 2021.
Incorporated by Reference

4.2.13
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
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.2.14
Forty-Sixth Supplemental Indenture, dated April 7, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 4.300% Senior Notes due 2029, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on April 7, 2022.
Incorporated by Reference

4.2.15
Forty-Seventh Supplemental Indenture, dated June 9, 2022, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.000% Senior Notes due 2027, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 9, 2022.
Incorporated by Reference

4.2.16
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

4.2.17
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

4.2.18
Fifty-First Supplemental Indenture, dated June 23, 2023, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.800% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 23, 2023.
Incorporated by Reference

4.2.19
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

4.2.20
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

4.2.21
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

4.2.22
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

4.2.23
Fifty-Sixth Supplemental Indenture, dated September 6, 2024, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 4.900% Senior Notes due 2029 and 5.450% Senior Notes due 2034, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on September 6, 2024.
Incorporated by Reference

4.2.24
Fifty-Seventh Supplemental Indenture, dated January 7, 2025, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2030, 5.350% Senior Notes due 2030 and 5.900% Senior Notes due 2035, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 7, 2025.
Incorporated by Reference

4.2.25
Fifty-Eighth Supplemental Indenture, dated March 4, 2025, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s Floating Rate Senior Notes due 2028, 5.050% Senior Notes due 2028 and 5.625% Senior Notes due 2032, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on March 4, 2025.
Incorporated by Reference

GENERAL MOTORS FINANCIAL COMPANY, INC.

Exhibit No.	Description
4.2.26
Fifty-Ninth Supplemental Indenture, dated May 30, 2025, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 5.000% Senior Notes due 2027, 5.450% Senior Notes due 2030 and 6.150% Senior Notes due 2035, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 30, 2025.
Incorporated by Reference

4.2.27
Sixtieth Supplemental Indenture, dated October 27, 2025, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 4.200% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 27, 2025.
Incorporated by Reference

4.3
Indenture, dated as of March 31, 2016, between General Motors Financial Company, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to the Registration Statement No. 333-210502 filed on March 31, 2016 and incorporated by reference herein).
Incorporated by Reference

4.3.1
First Supplemental Indenture, dated as of November 1, 2024, between General Motors Financial Company, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1(b) to the Registration Statement on Form S-3ASR, filed on November 1, 2024.
Incorporated by Reference

4.4
Indenture, dated June 21, 2017, by and between General Motors Financial Company, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3, filed on June 21, 2017.
Incorporated by Reference

4.5	Description of Securities.	Filed Herewith

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
Incorporated by Reference

10.6*
Fifth Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 26, 2025.
Incorporated by Reference

10.7*
Sixth Amended and Restated 3-Year Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 26, 2025.
Incorporated by Reference

10.8*
Seventh Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 26, 2025.
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
Incorporated by Reference

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
________________
* Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information the Company customarily and actually treats as private or confidential.

GENERAL MOTORS FINANCIAL COMPANY, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2026.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ SUSAN B. SHEFFIELD
Susan B. Sheffield
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUSAN B. SHEFFIELD	Director, President and Chief Executive Officer (Principal Executive Officer)	January 27, 2026
Susan B. Sheffield

/s/ RICHARD A. GOKENBACH, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 27, 2026
Richard A. Gokenbach, Jr.

/s/ CONNIE COFFEY	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	January 27, 2026
Connie Coffey

/s/ MARY T. BARRA	Director	January 27, 2026
Mary T. Barra

/s/ PAUL A. JACOBSON	Director	January 27, 2026
Paul A. Jacobson