Form 10-Q
period 2026-03-31
General Motors Financial Company, Inc.
filed 2026-04-28
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
6.150% Senior Notes due 2035	GM/35B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 27, 2026, there were 5,050,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. All shares of the registrant’s common stock are owned by General Motors Holdings LLC, a wholly-owned subsidiary of General Motors Company.
The registrant is a wholly-owned subsidiary of General Motors Company and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

GENERAL MOTORS FINANCIAL COMPANY, INC.
PART I
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents (Note 2)	$5,130	$5,826
Finance receivables, net of allowance for loan losses of $2,723 and $2,725 (Note 4; Note 8)	87,855	90,045
Leased vehicles, net (Note 5; Note 8)	33,344	33,686
Goodwill and intangible assets	1,179	1,177
Equity in net assets of nonconsolidated affiliates (Note 6)	1,144	1,117
Related party receivables (Note 3)	557	515
Other assets (Note 2; Note 8)	8,869	8,110
Total assets	$138,078	$140,477
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Secured debt (Note 7; Note 8)	$46,823	$46,904
Unsecured debt (Note 7)	65,005	67,127
Deferred income	2,395	2,494
Related party payables (Note 3)	119	136
Other liabilities	8,050	8,004
Total liabilities	122,391	124,664
Commitments and contingencies (Note 10)
Shareholders' equity (Note 11)
Common stock, $0.0001 par value per share	—	—
Preferred stock, $0.01 par value per share	—	—
Additional paid-in capital	8,852	8,845
Accumulated other comprehensive income (loss)	(1,399)	(1,402)
Retained earnings	8,233	8,369
Total shareholders' equity	15,687	15,813
Total liabilities and shareholders' equity	$138,078	$140,477
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Finance charge income	$1,966	$2,025
Leased vehicle income	1,985	1,902
Other income	326	236
Total revenue	4,276	4,164
Costs and expenses
Operating expenses	584	513
Leased vehicle expenses	1,213	1,054
Provision for loan losses (Note 4)	267	328
Interest expense	1,538	1,597
Total costs and expenses	3,602	3,491
Equity income (loss) (Note 6)	14	12
Income (loss) before income taxes	688	685
Income tax expense (benefit) (Note 12)	174	186
Net income (loss)	514	499
Less: cumulative dividends on preferred stock	30	30
Net income (loss) attributable to common shareholder	$485	$470

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$514	$499
Other comprehensive income (loss), net of tax (Note 11)
Unrealized gain (loss) on hedges, net of income tax (expense) benefit of $5, $30	(18)	(91)
Foreign currency translation adjustment	21	63
Other comprehensive income (loss), net of tax	3	(28)
Comprehensive income (loss)	$517	$471
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2025	$—	$—	$8,814	$(1,531)	$7,909	$15,193
Net income (loss)	—	—	—	—	499	499
Other comprehensive income (loss)	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	8	—	—	8
Dividends paid (Note 11)	—	—	—	—	(350)	(350)
Balance at March 31, 2025	$—	$—	$8,822	$(1,559)	$8,058	$15,321

Balance at January 1, 2026	$—	$—	$8,845	$(1,402)	$8,369	$15,813
Net income (loss)	—	—	—	—	514	514
Other comprehensive income (loss)	—	—	—	3	—	3
Stock-based compensation	—	—	7	—	—	7
Dividends paid (Note 11)	—	—	—	—	(650)	(650)
Balance at March 31, 2026	$—	$—	$8,852	$(1,399)	$8,233	$15,687
The accompanying notes are an integral part of these condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$514	$499
Depreciation and amortization	1,415	1,298
Accretion and amortization of loan and leasing fees	(389)	(404)
Undistributed earnings of nonconsolidated affiliates, net	(14)	(12)
Provision for loan losses	267	328
Deferred income taxes	107	100
Gain on termination of leased vehicles	(130)	(156)
Other operating activities	2	(115)
Changes in assets and liabilities:
Other assets	(127)	369
Other liabilities	28	(79)
Related party payables	(40)	50
Net cash provided by (used in) operating activities	1,633	1,877
Cash flows from investing activities
Purchases and funding of finance receivables	(8,402)	(9,668)
Principal collections and recoveries on finance receivables	8,808	9,097
Net change in floorplan and other short-duration receivables	1,737	2,545
Purchases of leased vehicles	(3,274)	(4,212)
Proceeds from termination of leased vehicles	2,520	2,529
Other investing activities	(32)	(4)
Net cash provided by (used in) investing activities	1,357	286
Cash flows from financing activities
Net change in debt (original maturities of three months or less)	94	188
Borrowings and issuances of secured debt	4,884	8,261
Payments on secured debt	(4,928)	(8,998)
Borrowings and issuances of unsecured debt	3,492	8,635
Payments on unsecured debt	(5,641)	(6,177)
Debt issuance costs	(29)	(55)
Dividends paid	(709)	(409)
Net cash provided by (used in) financing activities	(2,837)	1,444
Net increase (decrease) in cash, cash equivalents and restricted cash	152	3,608
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	11	24
Cash, cash equivalents and restricted cash at beginning of period	9,043	8,081
Cash, cash equivalents and restricted cash at end of period	$9,206	$11,714
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet:

March 31, 2026
Cash and cash equivalents	$5,130
Restricted cash included in other assets	4,076
Total	$9,206
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
The consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (GAAP) in the U.S. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on January 27, 2026 (2025 Form 10-K).
The condensed consolidated financial statements at March 31, 2026, and for the three months ended March 31, 2026 and 2025, are unaudited and, in management’s opinion, include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations. The results for interim periods are not necessarily indicative of results for a full year. The condensed consolidated balance sheet at December 31, 2025 was derived from audited annual financial statements. Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.
Note 2. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	March 31, 2026	December 31, 2025
Cash and cash equivalents
Cash and time deposits		$3,147	$3,025
Available-for-sale debt securities
U.S. government and agencies	2	432	430
Sovereign debt	2	87	99
Total available-for-sale debt securities – cash equivalents		519	530
Money market funds	1	1,464	2,272
Total cash and cash equivalents		$5,130	$5,826
Marketable debt securities(a)
U.S. government and agencies	2	$57	$39
Other	2	2	—
Total available-for-sale debt securities – marketable securities		$59	$39
Restricted cash(a)
Cash and cash equivalents		$253	$235
Money market funds	1	3,822	2,981
Total restricted cash		$4,076	$3,217

Available-for-sale debt securities included above with contractual maturities
Due in one year or less		$575
Due between one and five years		3
Total available-for-sale debt securities with contractual maturities		$579
________________
(a) Included in other assets.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net unrealized gains and losses on available-for-sale debt securities were insignificant and none in the three months ended March 31, 2026 and 2025. Cumulative unrealized losses on available-for-sale debt securities were insignificant at March 31, 2026 and December 31, 2025. At March 31, 2026, we had no intention to sell the available-for-sale debt securities, and it was unlikely that we would be required to sell the available-for-sale debt securities before recovery of their amortized cost basis. No allowance for credit losses was recorded on available-for-sale debt securities in an unrealized loss position at March 31, 2026 and December 31, 2025.
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
Under subvention programs, GM makes cash payments to us for offering incentivized rates and structures on retail loan and lease finance products. In addition, GM makes cash payments to us to cover interest payments on certain commercial loans we make to GM-franchised dealers. We received subvention payments from GM of $644 million and $704 million for the three months ended March 31, 2026 and 2025. Subvention due from GM is recorded as a related party receivable.
Amounts due to GM for commercial finance receivables originated but not yet funded are recorded as a related party payable.
We are included in GM's consolidated U.S. federal income tax returns and certain U.S. state returns, and we are obligated to pay GM for our share of the related tax liabilities. During the three months ended March 31, 2026, we made payments of $60 million to GM for state and federal income taxes related to tax years 2024 and 2025. During the three months ended March 31, 2025, no payments were made to GM for state and federal income taxes. Amounts due from (owed to) GM for income taxes are recorded as a related party receivable (payable).
The following tables present balance sheet and income statement data for related party transactions:

Balance Sheet Data	March 31, 2026	December 31, 2025
Commercial finance receivables due from dealers consolidated by GM	$379	$395
Subvention receivable from GM	$449	$452
Commercial loan funding payable to GM	$109	$94
Taxes receivable from (payable to) GM	$9	$(33)

	Three Months Ended March 31,
Income Statement Data	2026	2025
Interest subvention earned on retail finance receivables(a)	$288	$344
Interest subvention earned on commercial finance receivables(a)	$22	$23
Leased vehicle subvention earned(b)	$485	$415
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
Additionally, the Support Agreement provides that GM will own all of our outstanding voting shares as long as we have any unsecured debt securities outstanding. GM also agrees to certain provisions in the Support Agreement intended to ensure we maintain adequate access to liquidity. Pursuant to these provisions, GM provides us with a $1.0 billion junior subordinated unsecured intercompany revolving credit facility, and GM will use commercially reasonable efforts to ensure that we will continue to be designated as a subsidiary borrower under GM's corporate revolving credit facilities. We have access, subject to

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
available capacity, to $14.1 billion of GM's unsecured revolving credit facilities consisting of a five-year, $10.0 billion facility (the five-year facility) and a three-year, $4.1 billion facility (the three-year facility). We also have exclusive access to GM's $2.0 billion 364-Day Revolving Credit Facility (GM Revolving 364-Day Credit Facility). We had no borrowings outstanding under any of the GM revolving credit facilities at March 31, 2026 or December 31, 2025. In March 2026, GM renewed the Revolving 364-Day Credit Facility, which now matures on March 22, 2027.
Note 4. Finance Receivables

	March 31, 2026	December 31, 2025
Retail finance receivables
Retail finance receivables(a)	$74,893	$75,404
Less: allowance for loan losses	(2,664)	(2,656)
Total retail finance receivables, net	72,229	72,748
Commercial finance receivables
Commercial finance receivables(a)(b)	15,684	17,365
Less: allowance for loan losses	(59)	(68)
Total commercial finance receivables, net	15,625	17,297
Total finance receivables, net	$87,855	$90,045
Fair value utilizing Level 2 inputs	$15,625	$17,297
Fair value utilizing Level 3 inputs	$73,269	$74,409
________________
(a)    Net of unearned income, unamortized premiums and discounts, and deferred fees and costs.
(b)    Includes dealer financing of $15.2 billion and $16.8 billion, and other financing of $462 million and $596 million at March 31, 2026 and December 31, 2025. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion at both March 31, 2026 and December 31, 2025.
Rollforward of Allowance for Retail Loan Losses A summary of the activity in the allowance for retail loan losses is as follows:

	Three Months Ended March 31,
	2026	2025
Allowance for retail loan losses beginning balance	$2,656	$2,400
Provision for loan losses	276	299
Charge-offs	(541)	(479)
Recoveries	269	250
Foreign currency translation	3	9
Allowance for retail loan losses ending balance	$2,664	$2,479
The allowance for retail loan losses as a percentage of retail finance receivables was 3.6% and 3.5% at March 31, 2026 and December 31, 2025. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates and economic outlook.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Retail Credit Quality Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the amortized cost basis of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the portfolio at March 31, 2026 and December 31, 2025:

	Year of Origination						March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total	Percent
Prime - FICO Score 680 and greater	$5,711	$20,875	$13,611	$8,028	$4,568	$2,939	$55,732	74.4%
Near-prime - FICO Score 620 to 679	1,026	3,382	2,201	1,269	790	635	9,303	12.4
Sub-prime - FICO Score less than 620	1,300	3,534	2,280	1,222	794	728	9,858	13.2
Retail finance receivables	$8,037	$27,790	$18,092	$10,519	$6,152	$4,303	$74,893	100.0%

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime - FICO Score 680 and greater	$22,850	$15,204	$9,298	$5,350	$2,712	$1,027	$56,440	74.9%
Near-prime - FICO Score 620 to 679	3,702	2,456	1,439	908	571	225	9,303	12.3
Sub-prime - FICO Score less than 620	3,847	2,530	1,395	958	614	318	9,661	12.8
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%
We review the ongoing credit quality of our retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, we generally have the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The following tables are consolidated summaries of the amortized cost basis of retail finance receivables by delinquency status for each vintage of the portfolio at March 31, 2026 and December 31, 2025, as well as summary totals for March 31, 2025. The tables also present gross charge-offs by vintage for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Year of Origination						March 31, 2026		March 31, 2025
	2026	2025	2024	2023	2022	Prior	Total	Percent	Total	Percent
0 - 30 days	$8,014	$27,184	$17,423	$10,009	$5,768	$3,939	$72,338	96.6%	$74,707	97.0%

31 - 60 days	22	423	476	362	279	266	1,828	2.4	1,667	2.2
Greater than 60 days	—	159	171	133	95	91	651	0.9	556	0.7
Finance receivables more than 30 days delinquent	23	582	647	495	375	358	2,479	3.3	2,223	2.9
In repossession	—	24	22	15	9	6	76	0.1	65	0.1
Finance receivables more than 30 days delinquent or in repossession	23	605	669	510	384	363	2,555	3.4	2,288	3.0
Retail finance receivables	$8,037	$27,790	$18,092	$10,519	$6,152	$4,303	$74,893	100.0%	$76,995	100.0%
Gross charge-offs	$—	$150	$162	$110	$68	$52	$541

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
0 - 30 days	$29,871	$19,413	$11,524	$6,744	$3,576	$1,395	$72,523	96.2%

31 - 60 days	370	536	419	334	230	122	2,011	2.7
Greater than 60 days	140	218	172	129	86	51	795	1.1
Finance receivables more than 30 days delinquent	510	753	591	463	316	173	2,806	3.7
In repossession	18	24	17	10	6	2	75	0.1
Finance receivables more than 30 days delinquent or in repossession	527	777	608	472	321	175	2,881	3.8
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%
Gross charge-offs	$187	$603	$536	$358	$201	$113	$1,998
The accrual of finance charge income had been suspended on retail finance receivables with contractual amounts due of $959 million and $1.1 billion at March 31, 2026 and December 31, 2025. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession.
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
The amortized cost basis at March 31, 2026 and 2025 of the loans modified during the three months ended March 31, 2026 and 2025 was insignificant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were insignificant for the three months ended March 31, 2026 and 2025.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at March 31, 2026 and December 31, 2025:

	Year of Origination							March 31, 2026
Dealer Risk Rating	Revolving	2026	2025	2024	2023	2022	Prior	Total	Percent
I	$12,161	$191	$329	$207	$102	$287	$263	$13,540	88.9%
II	1,000	7	16	39	27	7	34	1,129	7.4
III	457	1	5	47	4	14	25	554	3.6
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$13,617	$198	$350	$293	$133	$307	$323	$15,222	100.0%

	Year of Origination							December 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,704	$380	$221	$125	$298	$160	$156	$15,045	89.7%
II	989	16	33	25	7	35	2	1,106	6.6
III	518	5	48	6	14	14	12	618	3.7
IV	—	—	—	—	—	—	—	—	—
Balance at end of period	$15,211	$402	$302	$157	$319	$209	$170	$16,769	100.0%
Floorplan advances comprise 99.0% and 99.1% of the total revolving balances at March 31, 2026 and December 31, 2025. Dealer term loans are presented by year of origination.
At March 31, 2026 and December 31, 2025, substantially all of our commercial finance receivables were current with respect to payment status, and activity in the allowance for commercial loan losses was insignificant for the three months ended March 31, 2026 and 2025. There were no commercial finance receivables on nonaccrual status at March 31, 2026 and December 31, 2025.
There were insignificant charge-offs during the three months ended March 31, 2026, and no loan modifications were extended to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.
Transfers of Finance Receivables During the three months ended March 31, 2026, there were no transfers of finance receivables to third parties. The outstanding balance of previously transferred finance receivables subject to our continuing involvement, primarily as servicer, was $1.5 billion at March 31, 2026. Refer to Note 10 for information on our representations and warranties related to this transfer.
Note 5. Leased Vehicles

	March 31, 2026	December 31, 2025
Leased vehicles(a)	$40,469	$40,596
Less: accumulated depreciation	(7,125)	(6,909)
Leased vehicles, net	$33,344	$33,686
________________
(a)    Net of vehicle acquisition costs, less manufacturer incentives and investment tax credits.
Depreciation expense related to leased vehicles, net was $1.3 billion and $1.2 billion for the three months ended March 31, 2026 and 2025.
The following table summarizes minimum rental payments due to us as lessor under operating leases at March 31, 2026:

	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Lease payments under operating leases	$4,198	$3,806	$1,595	$224	$6	$—	$9,828

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
There have been no ownership changes in our joint ventures since December 31, 2025. The following table presents certain aggregated operating data of our joint ventures:

	Three Months Ended March 31,
Summarized Operating Data	2026	2025
Finance charge income	$92	$152
Income before income taxes	$54	$48
Net income	$38	$36
At March 31, 2026 and December 31, 2025, we had undistributed earnings of $603 million and $589 million related to our nonconsolidated affiliates.
Note 7. Debt

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt
Revolving credit facilities	$1,921	$1,921	$1,869	$1,869
Securitization notes payable	44,901	45,105	45,035	45,384
Total secured debt	46,823	47,026	46,904	47,252
Unsecured debt
Senior notes	54,004	54,756	55,848	57,277
Credit facilities	2,445	2,459	2,863	2,881
Other unsecured debt	8,556	8,580	8,415	8,449
Total unsecured debt	65,005	65,795	67,127	68,607
Total secured and unsecured debt	$111,827	$112,821	$114,031	$115,860
Fair value utilizing Level 2 inputs		$110,015		$113,180
Fair value utilizing Level 3 inputs		$2,806		$2,679
Secured Debt Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for further information.
During the three months ended March 31, 2026, we renewed revolving credit facilities with a total borrowing capacity of $2.5 billion, and we issued $4.5 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 4.18% and maturity dates ranging from 2026 to 2034.
Unsecured Debt During the three months ended March 31, 2026, we issued $2.0 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 4.96% and maturity dates ranging from 2029 to 2036.
General Motors Financial Company, Inc. is the sole guarantor of its subsidiaries' unsecured debt obligations for which a guarantee is provided.
Compliance with Debt Covenants Several of our revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of our secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Our unsecured debt obligations contain covenants including limitations on our ability to incur certain liens. At March 31, 2026, we were in compliance with these debt covenants.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 8. Variable Interest Entities
Securitizations and Credit Facilities The following table summarizes the assets and liabilities related to our consolidated VIEs:

	March 31, 2026	December 31, 2025
Restricted cash(a)	$3,717	$2,888
Finance receivables	$48,286	$49,533
Lease related assets	$13,483	$13,791
Secured debt	$46,844	$46,913
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
The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts:

	March 31, 2026			December 31, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges
Fair value hedges
Interest rate swaps	$36,367	$55	$421	$33,880	$88	$457
Cash flow hedges
Interest rate swaps	2,486	28	15	2,302	18	23
Foreign currency swaps	8,190	334	109	9,226	580	58
Derivatives not designated as hedges
Interest rate contracts	118,692	420	582	122,505	421	637
Total	$165,734	$836	$1,127	$167,913	$1,107	$1,175
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We primarily enter into derivative instruments through AmeriCredit Financial Services, Inc. (AFSI); however, our SPEs may also be parties to derivative instruments. Agreements between AFSI and its derivative counterparties include rights of setoff for positions with offsetting values or for collateral held or posted. At March 31, 2026 and December 31, 2025, the fair value of derivative instruments that are classified as assets or liabilities available for offset was $515 million and $520 million. At March 31, 2026 and December 31, 2025, we held $57 million and $44 million of collateral from counterparties that was available for netting against our asset positions. At March 31, 2026 and December 31, 2025, we had $585 million and $615 million of collateral posted to counterparties that was available for netting against our liability positions.
The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	Carrying Amount of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments(a)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unsecured debt	$33,540	$35,187	$677	$693
 _________________
(a)Includes $363 million and $428 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at March 31, 2026 and December 31, 2025.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2026		2025
	Interest Expense(a)	Operating Expenses(b)	Interest Expense(a)	Operating Expenses(b)
Fair value hedges
Hedged items - interest rate swaps	$(16)	$—	$(321)	$—
Interest rate swaps	(20)	—	251	—
Cash flow hedges
Interest rate swaps	—	—	4	—
Hedged items - foreign currency swaps(c)	—	151	—	(340)
Foreign currency swaps	(29)	(151)	(34)	340
Derivatives not designated as hedges
Interest rate contracts	4	—	7	—
Total income (loss) recognized	$(61)	$—	$(93)	$(1)
_________________
(a)Total interest expense was $1.5 billion and $1.6 billion for the three months ended March 31, 2026 and 2025.
(b)Total operating expenses were $584 million and $513 million for the three months ended March 31, 2026 and 2025.
(c)Transaction activity recorded in operating expenses related to foreign currency-denominated debt.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income:

	Gains (Losses) Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2026	2025
Cash flow hedges
Interest rate swaps	$9	$(14)
Foreign currency swaps	(163)	157
Total	$(153)	$143

	(Gains) Losses Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income (Loss)
	Three Months Ended March 31,
	2026	2025
Cash flow hedges
Interest rate swaps	$—	$(3)
Foreign currency swaps	136	(231)
Total	$135	$(234)
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
We establish reserves for legal matters when it is probable that a loss associated with the matter has been incurred and the amount of the loss can be reasonably estimated. The actual costs of resolving legal matters may be higher or lower than any amounts reserved for these matters. At March 31, 2026, we estimated our reasonably possible legal exposure for unfavorable outcomes to be insignificant.
Indirect Tax-Related Matters We accrue non-income tax liabilities for contingencies when we believe that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. We estimate our reasonably possible loss in excess of amounts accrued to be up to $163 million at March 31, 2026.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contract Commitments In September 2025, we entered into $2.1 billion of purchase commitments with various dealers to acquire certain electric vehicles (EVs) through June 30, 2026. We made a down payment to the dealers, and we will purchase the EVs as they are placed in service and assigned to us as part of our normal leasing operations, or upon expiration of the purchase commitments. As of March 31, 2026, we have up to approximately $159 million of purchase commitments remaining for any EVs that have not been placed in service by June 30, 2026.
Note 11. Shareholders' Equity

	March 31, 2026	December 31, 2025
Common Stock
Number of shares authorized	10,000,000	10,000,000
Number of shares issued and outstanding	5,050,000	5,050,000
During the three months ended March 31, 2026 and 2025, our Board of Directors declared and paid dividends of $650 million and $350 million on our common stock to GM.

	March 31, 2026	December 31, 2025
Preferred Stock
Number of shares authorized	250,000,000	250,000,000
Number of shares issued and outstanding(a)
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock)	1,000,000	1,000,000
Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock)	500,000	500,000
Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock)	500,000	500,000
_________________
(a)Issued at a liquidation preference of $1,000 per share.
During both the three months ended March 31, 2026 and 2025, we paid dividends of $29 million to holders of record of our Series A Preferred Stock, $16 million to holders of record of our Series B Preferred Stock, and $14 million to holders of record of our Series C Preferred Stock.
The following table summarizes the significant components of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2026	2025
Unrealized gain (loss) on hedges
Beginning balance	$(67)	$77
Change in value of hedges, net of tax	(18)	(91)
Ending balance	$(84)	$(13)
Foreign currency translation adjustment
Beginning balance	$(1,335)	$(1,609)
Translation gain (loss)	21	63
Ending balance	$(1,314)	$(1,546)
Note 12. Income Taxes
We are included in GM’s consolidated U.S. federal income tax returns and certain U.S. state returns. Net operating losses and certain tax credits generated by us have been utilized by GM; however, income tax expense and deferred tax balances are presented in our financial statements as if we filed our own tax returns in each jurisdiction. Refer to Note 3 for further information on related party taxes.

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
The following tables present certain income statement information by segment:

	Three Months Ended March 31, 2026
	North America	International	Total
Revenue from reportable segments	$3,749	$503	$4,252
Reconciliation of revenue
Other revenue(a)			24
Total revenue			$4,276
Costs and expenses(b)
Salaries and benefits	265	44
Leased vehicle depreciation	1,305	26
(Gain) loss on termination of leased vehicles	(134)	3
Provision for loan losses	218	49
Interest expense	1,340	198
GM Protection claim losses	18	—
Other segment items(c)	147	77
Equity income	—	14
Reportable segment income before income taxes	$589	$121	$710
Reconciliation to income before income taxes
Other loss(d)			(21)
Income before income taxes			$688

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2025
	North America	International	Total
Revenue from reportable segments	$3,778	$377	$4,155
Reconciliation of revenue
Other revenue(a)			9
Total revenue			$4,164
Costs and expenses(b)
Salaries and benefits	272	38
Leased vehicle depreciation	1,185	18
Gain on termination of leased vehicles	(156)	—
Provision for loan losses	292	36
Interest expense	1,424	173
GM Protection claim losses	10	—
Other segment items(c)	126	49
Equity income	—	12
Reportable segment income before income taxes	$625	$75	$700
Reconciliation to income before income taxes
Other loss(d)			(15)
Income before income taxes			$685
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
(d)Income/loss from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
The following table presents certain balance sheet information by segment:

	March 31, 2026			December 31, 2025
	North America	International	Total	North America	International	Total
Finance receivables, net	$79,982	$7,873	$87,855	$82,219	$7,826	$90,045
Leased vehicles, net	$32,787	$558	$33,344	$33,158	$529	$33,686
Assets from reportable segments	$126,748	$11,130	$137,878	$129,261	$11,010	$140,272
Other assets(a)			200	.		205
Total assets			$138,078	.		$140,477
______________
(a)Assets from our other operating segment that does not meet any of the quantitative thresholds for determining reportable segments.
Note 14. Regulatory Capital and Other Regulatory Matters
We are required to comply with a wide variety of laws and regulations. Certain of our entities operate in international markets as either banks or regulated finance companies that are subject to regulatory restrictions. These regulatory restrictions, among other things, require that certain of these entities meet minimum capital requirements and may restrict dividend distributions and ownership of certain assets. We were in compliance with all regulatory capital requirements as most recently reported. Total assets of our regulated international banks and finance companies were approximately $9.4 billion and $9.3 billion at March 31, 2026 and December 31, 2025.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A, the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (SEC) on January 27, 2026 (2025 Form 10-K), and Part II, Item 1A. Risk Factors for a discussion of these risks and uncertainties.
Basis of Presentation
This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our 2025 Form 10-K.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding. Average balances are calculated using daily balances, where available. Otherwise, average balances are calculated using monthly balances.
Results of Operations
Key Drivers Income before income taxes was $688 million and $685 million for the three months ended March 31, 2026 and 2025. Changes in key drivers include the following:
•Finance charge income on retail finance receivables increased $22 million primarily due to an increase in the effective yield, partially offset by a decrease in the average balance of the portfolio.
•Finance charge income on commercial finance receivables decreased $81 million primarily due to a decrease in the effective yield, resulting from lower short-term benchmark rates, and a decrease in the average balance of the portfolio.
•Leased vehicle income increased $82 million primarily due to an increase in the average balance of the leased vehicles portfolio.
•Other income increased $89 million primarily due to an increase in earned premiums and fees on vehicle protection contracts.
•Leased vehicle expenses increased $159 million primarily due to increased depreciation expense primarily on electric vehicles (EVs).
•Operating expenses increased $72 million primarily due to an increase in expenses related to the insurance and vehicle protection businesses.
•Provision for loan losses decreased $61 million primarily due to lower loan origination volume.
•Interest expense decreased $59 million primarily due to a lower effective rate of interest on our debt and a slight decrease in the average debt outstanding.
For the year ending December 31, 2026, we expect to recognize income before income taxes in the $2.5 billion to $3.0 billion range.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Average Earning Assets	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	Amount	Percentage
Average retail finance receivables	$75,170	$76,940	$(1,770)	(2.3)%
Average commercial finance receivables	15,764	18,031	(2,266)	(12.6)%
Average finance receivables	90,934	94,971	(4,036)	(4.3)%
Average leased vehicles, net	33,542	31,941	1,601	5.0%
Average earning assets	$124,477	$126,912	$(2,435)	(1.9)%

Retail finance receivables purchased	$8,253	$9,564	$(1,311)	(13.7)%
Leased vehicles purchased	$4,047	$4,984	$(937)	(18.8)%
Average retail finance receivables decreased primarily due to decreased loan originations, resulting from lower U.S. retail penetration. Our penetration of GM's retail sales in the U.S. was 34.1% and 36.4% for the three months ended March 31, 2026 and 2025. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market.
Average commercial finance receivables decreased primarily due to lower GM inventory. Our floorplan dealer penetration in the U.S. was 48.1% and 47.6% at March 31, 2026 and 2025.
Leased vehicles purchased decreased primarily due to lower GM sales and lower net capitalized cost.

Revenue	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	Amount	Percentage
Finance charge income
Retail finance receivables	$1,716	$1,694	$22	1.3%
Commercial finance receivables	$250	$331	$(81)	(24.5)%
Leased vehicle income	$1,985	$1,902	$82	4.3%
Other income	$326	$236	$89	37.8%
Equity income	$14	$12	$2	14.1%
Effective yield - retail finance receivables	9.3%	8.9%
Effective yield - commercial finance receivables	6.4%	7.5%
Finance Charge Income - Retail Finance Receivables Finance charge income on retail finance receivables increased primarily due to an increase in the effective yield, partially offset by a decrease in the average balance of the portfolio. The effective yield represents finance charges, rate subvention and fees recorded in earnings during the period as a percentage of average retail finance receivables.
Finance Charge Income - Commercial Finance Receivables Finance charge income on commercial finance receivables decreased primarily due to a decrease in the effective yield, resulting from lower short-term benchmark rates, and a decrease in the average balance of the portfolio.
Leased Vehicle Income Leased vehicle income increased primarily due to an increase in the average balance of the leased vehicles portfolio.
Other Income Other income increased primarily due to an increase in earned premiums and fees on vehicle protection contracts.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Costs and Expenses	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	Amount	Percentage
Operating expenses	$584	$513	$72	14.0%
Leased vehicle expenses	$1,213	$1,054	$159	15.1%
Provision for loan losses	$267	$328	$(61)	(18.7)%
Interest expense	$1,538	$1,597	$(59)	(3.7)%
Average debt outstanding	$114,475	$115,462	$(987)	(0.9)%
Effective rate of interest on debt	5.4%	5.6%
Operating Expenses Operating expenses as an annualized percentage of average earning assets were 1.9% and 1.6% for the three months ended March 31, 2026 and 2025. Operating expenses increased primarily due to an increase in expenses related to the insurance and vehicle protection businesses.
Leased Vehicle Expenses Leased vehicle expenses increased primarily due to increased depreciation expense primarily on EVs.
Provision for Loan Losses Provision for loan losses decreased primarily due to lower loan origination volume.
Interest Expense Interest expense decreased primarily due to a lower effective rate of interest on our debt and a slight decrease in the average debt outstanding.
Taxes Our consolidated effective income tax rates were 25.3% and 27.1% of income before income taxes for the three months ended March 31, 2026 and 2025.
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Hedges Unrealized gain (loss) on hedges included in other comprehensive income (loss) was $(18) million and $(91) million for the three months ended March 31, 2026 and 2025. The change in unrealized gain (loss) was primarily due to changes in the fair value of our foreign currency swap agreements.
Unrealized gains and losses on cash flow hedges of our floating rate debt are reclassified into earnings in the same period during which the hedged transactions affect earnings via principal remeasurement or accrual of interest expense.
Foreign Currency Translation Adjustment Foreign currency translation adjustments included in other comprehensive income (loss) were $21 million and $63 million for the three months ended March 31, 2026 and 2025. Translation adjustments resulted from changes in the values of our international currency-denominated assets and liabilities as the value of the U.S. Dollar changed in relation to international currencies. The foreign currency translation gain for the three months ended March 31, 2026 was primarily due to appreciating values of the Brazilian Real and Chinese Yuan Renminbi, partially offset by the depreciating value of the Canadian Dollar in relation to the U.S. Dollar. The foreign currency translation gain for the three months ended March 31, 2025 was primarily due to appreciating values of the Brazilian Real, Mexican Peso, and Chinese Yuan Renminbi in relation to the U.S. Dollar.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Earning Assets Quality
Retail Finance Receivables Our retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the credit risk profile by FICO score or its equivalent, determined at origination, of the retail finance receivables is as follows:

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Prime - FICO Score 680 and greater	$55,732	74.4%	$56,440	74.9%
Near-prime - FICO Score 620 to 679	9,303	12.4	9,303	12.3
Sub-prime - FICO Score less than 620	9,858	13.2	9,661	12.8
Retail finance receivables	74,893	100.0%	75,404	100.0%
Less: allowance for loan losses	(2,664)		(2,656)
Retail finance receivables, net	$72,229		$72,748
Number of outstanding contracts	3,172,786		3,194,917
Average amount of outstanding contracts (in dollars)(a)	$23,605		$23,601
Allowance for loan losses as a percentage of retail finance receivables	3.6%		3.5%
_________________
(a)Average amount of outstanding contracts is calculated as retail finance receivables, divided by number of outstanding contracts.
Delinquency The following is a consolidated summary of delinquent retail finance receivables:

	March 31, 2026		March 31, 2025
	Amount	Percent	Amount	Percent
31 - 60 days	$1,828	2.4%	$1,667	2.2%
Greater than 60 days	651	0.9	556	0.7
Total finance receivables more than 30 days delinquent	2,479	3.3	2,223	2.9
In repossession	76	0.1	65	0.1
Total finance receivables more than 30 days delinquent or in repossession	$2,555	3.4%	$2,288	3.0%
At March 31, 2026, delinquency increased from March 31, 2025, primarily due to changes in the composition of credit mix of the portfolio.
Loan Modifications Loan modifications extended to borrowers experiencing financial difficulty were insignificant for the three months ended March 31, 2026 and 2025. Refer to Note 4 to our condensed consolidated financial statements for further information on loan modifications.
Net Charge-offs The following table presents charge-off data with respect to our retail finance receivables portfolio:

	Three Months Ended March 31,
	2026	2025
Charge-offs	$541	$479
Less: recoveries	(269)	(250)
Net charge-offs	$272	$229
Net charge-offs as an annualized percentage of average retail finance receivables	1.5%	1.2%
Net charge-offs for the three months ended March 31, 2026 increased compared to the same period in 2025, due to changes in the composition of credit mix of the portfolio and lower recovery rates.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Commercial Finance Receivables	March 31, 2026	December 31, 2025
Commercial finance receivables	$15,684	$17,365
Less: allowance for loan losses	(59)	(68)
Commercial finance receivables, net	$15,625	$17,297
Number of dealers	2,517	2,554
Average carrying amount per dealer	$6	$7
Allowance for loan losses as a percentage of commercial finance receivables	0.4%	0.4%
Substantially all of our commercial finance receivables were current with respect to payment status at March 31, 2026 and December 31, 2025. No commercial loans were modified for the three months ended March 31, 2026 and 2025.
Leased Vehicles The following table summarizes activity in our operating lease portfolio (in thousands, except where noted):

	Three Months Ended March 31,
	2026	2025
Operating leases purchased	81	98
Operating leases terminated	89	93
Operating leased vehicles returned(a)	32	25
Percentage of leased vehicles returned(b)	36%	26%
________________
(a)Represents the number of vehicles returned to us for remarketing.
(b)Calculated as the number of operating leased vehicles returned divided by the number of operating leases terminated.
The return rate is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. The return rate for the three months ended March 31, 2026 increased compared to the same period in 2025, primarily due to leased vehicle prices approaching or falling below contract residual values.
The following table summarizes the residual value based on our most recent estimates and the number of units included in leased vehicles, net by vehicle type (units in thousands):

	March 31, 2026			December 31, 2025
	Residual Value	Units	Percentage of Units	Residual Value	Units	Percentage of Units
Crossovers	$12,918	604	63.9%	$13,145	617	64.8%
Trucks	8,936	261	27.7	8,702	254	26.6
SUVs	2,593	54	5.8	2,619	56	5.9
Cars	502	25	2.6	515	26	2.7
Total	$24,950	944	100.0%	$24,981	952	100.0%
At March 31, 2026 and December 31, 2025, residual values of leased EVs represented 22.2% and 21.1% of total residual values. At March 31, 2026 and 2025, 99.3% and 99.4% of our operating leases were current with respect to payment status.
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
The following table summarizes our available liquidity:

Liquidity	March 31, 2026	December 31, 2025
Cash, cash equivalents and marketable debt securities(a)	$5,189	$5,866
Available capacity under secured credit facilities	25,833	25,924
Available under committed unsecured credit facilities	1,010	967
Available under the Junior Subordinated Revolving Credit Facility	1,000	1,000
Available under the GM Revolving 364-Day Credit Facility	2,000	2,000
Available liquidity	$35,032	$35,756
_________________
(a)Includes $392 million and $368 million in unrestricted cash outside of the U.S. at March 31, 2026 and December 31, 2025, of which certain amounts are considered to be indefinitely invested based on specific plans for reinvestment.
Our available liquidity varies quarterly based on factors including near-term debt issuances and maturities, as well as changes in our earning assets. We generally target liquidity levels to support at least six months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2026, available liquidity exceeded our liquidity targets.
Cash Flows The following table summarizes our cash flow activities.

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025
Net cash provided by (used in) operating activities	$1,633	$1,877	$(245)
Net cash provided by (used in) investing activities	$1,357	$286	$1,070
Net cash provided by (used in) financing activities	$(2,837)	$1,444	$(4,282)
The following table summarizes our net cash provided by (used in) operating activities. For further detail on our net cash provided by (used in) investing and financing activities, please refer to the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,		2026 vs. 2025
Operating Activities	2026	2025
Net income (loss)	$514	$499	$15
Depreciation and amortization	1,415	1,298	117
Accretion and amortization of loan and leasing fees	(389)	(404)	15
Provision for loan losses	267	328	(61)
Other non-cash income	(143)	(283)	141
Changes in assets and liabilities	(139)	340	(478)
Deferred income taxes	107	100	7
Net cash provided by (used in) operating activities	$1,633	$1,877	$(245)
Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody’s Investors Service and Standard & Poor’s. The credit ratings assigned to us from all the credit rating agencies are closely associated with their opinions on GM. As of April 21, 2026, all credit ratings remained unchanged since December 31, 2025.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Credit Facilities In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our credit facilities, which may be secured and/or structured as securitizations or may be unsecured. We repay these borrowings as appropriate under our liquidity management strategy.
At March 31, 2026, credit facilities consist of the following:

Facility Type	Facility Amount	Advances Outstanding
Secured debt(a)	$27,807	$1,921
Unsecured debt(b)	3,454	2,445
Junior Subordinated Revolving Credit Facility	1,000	—
GM Revolving 364-Day Credit Facility	2,000	—
Total	$34,261	$4,366
_________________
(a)Includes committed and uncommitted revolving credit facilities backed by retail finance receivables and leases as well as loans to dealers for floorplan financing. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them, and no unused borrowing capacity is included in the facility amount. We had no advances outstanding on these uncommitted facilities at March 31, 2026.
(b)Includes committed and uncommitted facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them, and no unused borrowing capacity is included in the facility amount. We had $2.4 billion of advances outstanding on these facilities at March 31, 2026.
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
Unsecured Debt We periodically access the unsecured debt capital markets through the issuance of senior unsecured notes. At March 31, 2026, the aggregate principal amount of our outstanding unsecured senior notes was $54.9 billion.
We issue other unsecured debt through demand notes, commercial paper and other bank and non-bank funding sources. At March 31, 2026, we had $3.4 billion outstanding in demand notes and $3.0 billion under the U.S. commercial paper program.
Support Agreement - Leverage Ratio Our earning assets leverage ratio, calculated in accordance with the terms of the support agreement with GM (the Support Agreement), was 8.52x and 8.67x at March 31, 2026 and December 31, 2025, and the applicable leverage ratio threshold was 12.00x. In determining our earning assets leverage ratio (net earning assets divided by adjusted equity) under the Support Agreement, net earning assets means our finance receivables, net, plus leased vehicles, net, and adjusted equity means our equity, net of goodwill and inclusive of outstanding junior subordinated debt, as each may be adjusted for derivative accounting.
Asset and Liability Maturity Profile We define our asset and liability maturity profile as the cumulative maturities of our finance receivables, investment in leased vehicles, net of accumulated depreciation, cash and cash equivalents and other assets, less our cumulative debt maturities. We manage our balance sheet so that asset maturities will exceed debt maturities each year. The following chart presents our cumulative maturities for assets and debt at March 31, 2026:

	2026	2027	2028	2029 and Thereafter
Encumbered assets	$20,727	$39,869	$52,298	$65,486
Unencumbered assets	42,278	60,159	69,477	72,592
Total assets	$63,004	$100,028	$121,775	$138,078

Secured debt	$14,827	$28,521	$37,412	$46,846
Unsecured debt	13,119	25,585	36,161	65,903
Total debt(a)	$27,946	$54,106	$73,573	$112,749
_________________
(a)Excludes unamortized debt premium/(discount), unamortized debt issuance costs and fair value adjustments.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Off-Balance Sheet Arrangements
Transfers of Finance Receivables During the three months ended March 31, 2026, there were no transfers of finance receivables to third parties. The outstanding balance of previously transferred finance receivables subject to our continuing involvement, primarily as servicer, was $1.5 billion at March 31, 2026. Refer to Note 10 to our condensed consolidated financial statements for information on our representations and warranties related to this transfer.
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
The following table presents our reconciliation of net income attributable to common shareholder - adjusted to net income, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2026	March 31, 2025
Net income attributable to common shareholder	$1,955	$1,705
Adjustment - impairment charge(a)	—	320
Net income attributable to common shareholder - adjusted	$1,955	$2,025
______________
(a)This impairment charge was to write down our SAIC-GMAC equity investment to its fair value.
Return on Average Common Equity Return on average common equity is a generally accepted accounting principles (GAAP) measure widely used to measure earnings in relation to invested capital. We calculate return on average common equity as net income attributable to common shareholder divided by average common equity. Our return on average common equity increased to 14.1% for the four quarters ended March 31, 2026 from 12.5% for the four quarters ended March 31, 2025, primarily due to the $320 million impairment charge on our SAIC-GMAC equity investment recorded in the three months ended December 2024.
Return on Average Tangible Common Equity - adjusted We use return on average tangible common equity - adjusted, a non-GAAP measure, to measure our contribution to GM's enterprise profitability and cash flows. We calculate average tangible common equity - adjusted as net income attributable to common shareholder - adjusted divided by average tangible common equity. Our return on average tangible common equity - adjusted decreased to 15.4% for the four quarters ended March 31, 2026 from 16.3% for the four quarters ended March 31, 2025.
The following table presents our reconciliation of return on average tangible common equity - adjusted to return on average common equity, the most directly comparable GAAP measure:

	Four Quarters Ended
	March 31, 2026	March 31, 2025
Net income attributable to common shareholder - adjusted	$1,955	$2,025

Average equity	$15,816	$15,599
Less: average preferred equity	(1,969)	(1,969)
Average common equity	13,847	13,631
Less: average goodwill and intangible assets	(1,177)	(1,175)
Average tangible common equity	$12,670	$12,456

Return on average common equity	14.1%	12.5%
Return on average tangible common equity - adjusted	15.4%	16.3%

GENERAL MOTORS FINANCIAL COMPANY, INC.
Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures. These non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve our return on average tangible common equity. Management uses these measures in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. For these reasons, we believe these non-GAAP measures are useful to our investors.
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses in the periods presented. Actual results could differ from those estimates, due to inherent uncertainties in making estimates, and those differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K.
Forward-Looking Statements
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or "anticipate" and other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the SEC, including our 2025 Form 10-K and Part II, Item 1A. Risk Factors. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk since December 31, 2025. Refer to Item 7A. - "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Form 10-K.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026, as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Refer to Note 10 to our condensed consolidated financial statements for information relating to legal proceedings.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2025 Form 10-K, other than as set forth below in this Item 1A.
Geopolitical instability and related disruptions to global energy markets could adversely affect global economic conditions and our business.
Ongoing geopolitical tensions in the Middle East, including the conflict involving Iran, have contributed to volatility in global energy markets and elevated fuel prices, which may increase the overall cost of vehicle ownership and negatively affect consumer demand. Higher fuel and household costs may place additional financial stress on borrowers and adversely impact credit performance, particularly during periods of economic softness. Energy‑driven inflationary pressures may also contribute to broader macroeconomic volatility, which, in turn, could adversely affect vehicle sales activity, portfolio performance, and funding conditions for auto finance companies such as ours. Further, supply chain disruptions, transaction restrictions, and increased costs for raw materials and energy could adversely affect GM’s business, which could have a material impact on our business and financial results.
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

4.1
Sixty-First Supplemental Indenture, dated January 8, 2026, between General Motors Financial Company, Inc. and Computershare Trust Company, N.A., as trustee, with respect to General Motors Financial Company, Inc.’s 4.600% Senior Notes due 2031 and 5.450% Senior Notes due 2036, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on January 8, 2026.
Incorporated by Reference

10.1†
Eighth Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 23, 2026, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2026.
Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer.	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer.	Filed Herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted as iXBRL and contained in Exhibit 101	Filed Herewith
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

General Motors Financial Company, Inc.
(Registrant)

Date:	April 28, 2026	By:	/S/ RICHARD A. GOKENBACH, JR.
Richard A. Gokenbach, Jr.
Executive Vice President and
Chief Financial Officer